Form 10-Q
period 1999-09-30
PACIFIC WEBWORKS INC
filed 1999-11-04
CIK 1086303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended      September 30, 1999
                                 ------------------------
or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ______________

Commission file number:  000-26731

                             PACIFIC WEBWORKS, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                                                87-0627910
(State of incorporation)                  (I. R. S. Employer Identification No.)


                          180 South 300 West, Suite 400
                           Salt Lake City, Utah 84101
                                 (801) 578-9020
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes______ No___X___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 1999, 10,014,000 shares of registrant's Common Stock, par value $.001 per share, were outstanding.

                                          PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               Pacific Webworks, Inc.
                                                   Balance Sheets

                                                       Assets

                                                                       (Unaudited)
                                                                   As of September 30,     As of December 31,
                                                                          1999                     1998
                                                                      --------------         --------------
Current Assets
  Cash                                                                       24,754                  9,306
  Accounts Receivable (net of allowance of $6,000
      and $6,600 respectively)                                               57,218                 10,392
  Employee Receivable                                                         3,261                    836
                                                                      --------------         --------------

Total Current Assets                                                         85,233                 20,534
                                                                      --------------         --------------

Property and Equipment                                                      116,168                 23,353

Other Assets
  Deposits                                                                    5,250                  5,250
  Prepaid Expenses                                                           18,333                      -
  Purchased Computer Software                                                 5,333                  6,833
                                                                      --------------         --------------

Total Other Assets                                                           28,916                 12,083
                                                                      --------------         --------------

Total Assets                                                                230,317                55,970
                                                                      ==============         ==============

                                        Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                                                           20,509                 11,261
  Accrued Expenses                                                           42,939                 3,926
  Notes Payable                                                             250,000                250,000
                                                                      --------------         --------------

Total Current Liabilities                                                   308,587                265,187
                                                                      --------------         --------------

Stockholders' Equity
  Common Stock, authorized 50,000,000 shares of $.001 par value,
issued and outstanding 10,014,000 and 1,000 respectively                     10,014                     1
  Additional Paid in Capital                                              2,314,586                 9,999
  Retained Deficit                                                       (2,341,932)                    -
  Deferred Compensation                                                     (65,800)             (219,217)
                                                                      --------------         --------------

Total Stockholder's Equity                                                  (78,271)              (209,217)
                                                                      --------------         --------------

Total Liabilities and Stockholders' Equity                                  230,317                 55,970
                                                                      ==============         ==============

                                            Pacific WebWorks, Inc.
                                           Statement of Operations
                                                 (Unaudited)

                                              For the Nine Months Ended        For the Three Months Ended
                                                    September 30,                     September 30,
                                                1998             1999             1998             1999
                                          --------------    --------------    --------------    --------------
Revenues:                                       164,366           111,281            13,977            72,151

Cost of Sales                                   143,334            19,685            58,145             8,316
                                          --------------    --------------    --------------    --------------
Gross Margin                                     21,032            91,597           (44,168)           63,835

Expenses:
General and administrative                       61,436           566,653            24,922           244,129
Sales                                            22,891           206,551             9,286           102,689
Development                                       6,027           205,946             2,445           100,673
                                          --------------    --------------    --------------    --------------
Total Expenses                                   90,354           979,150            36,653           447,490
                                          --------------    --------------    --------------    --------------
Income (Loss) from Operations                   (69,322)         (887,553)          (80,821)         (383,655)

Other Income (Expenses)
Amortization of Deferred Compensation                 -        (1,230,300)                -            95,841
Interest Expense                                      -            (4,861)                -            (4,861)
Other                                                 -                 -                 -                 -
                                          --------------    --------------    --------------    --------------
                                                      -        (1,235,161)                -            90,980

Net Income (Loss)                               (69,322)       (2,122,714)          (80,821)         (292,675)
                                          ==============    ==============    ==============    ==============

Net Income (Loss) Per Share                      (0.014)           (0.225)           (0.016)           (0.031)

Weighted average shares outstanding           5,001,000         9,447,556         5,001,000         9,447,556

                                           Pacific WebWorks, Inc.
                                     Statement of Stockholders' Equity

                                                                                Additional
                                                    Common Stock                 Paid-in          Retained
                                              Shares             Amount           Capital          Deficit
                                          --------------    --------------    --------------    --------------
Balance at Inception on April 10, 1997                -                 -                 -                -

April 1997, shares issued for cash
at $10 per share                                  1,000                 1             9,999

Net loss December 31, 1997                            -                 -                 -            68,752
                                          --------------    --------------    --------------    -------------
Balance, December 31, 1997                        1,000                 1             9,999           (68,752)

Net loss December 31, 1998                            -                 -                 -           150,465
                                          --------------    --------------    --------------    --------------
Balance, December 31, 1998                        1,000                 1             9,999          (219,217)

Reverse merger and Reorganization
adjustment                                    9,999,000             9,999           990,001                -

Warrants Issued for Services                                                      1,724,300

Net loss through September 30, 1999                   -                 -                 -        (2,122,714)
                                          --------------    --------------    --------------    --------------
Balance, March 31, 1999                      10,000,000            10,000         2,724,300        (2,341,932)

Stock Issued for Insurance                       14,000                14            19,986                 -

Warrant Valuation Adj. @ Sep. 30, 1999                -                 -          (429,700)                -
                                          --------------    --------------    --------------    --------------
Balance, September 30, 1999                  10,014,000            10,014         2,314,586        (2,341,932)
                                          ==============    ==============    ==============    ==============

                                          Pacific WebWorks, Inc.
                                          Statement of Cash Flows
                                                (Unaudited)


                                                                For the Nine Months Ended September 30,
                                                                       1999                 1998
                                                                  --------------     --------------
Cash Flows from Operating Activities
  Net Income                                                         (2,122,714)           (69,322)
Adjustments to reconcile net income (loss) to net cash provided by operations
  Depreciation and Amortization                                      (1,249,773)             6,047
  Bad Debt                                                                    -                  -
Change in assets and liabilities:
  Accounts Receivable                                                   (49,251)            11,371
  Accounts Payable and Accrued Expenses                                  48,261              2,818
                                                                  --------------     --------------

Net Cash Flows from Operating Activities                               (873,931)            (49,086)

Cash Flows from Investing Activities:
  Cash paid for fixed assets                                           (110,621)           (15,275)
  Cash paid for deposits                                                      -             (4,600)
  Cash paid for purchased software                                            -                  -
  Cash acquired in Acquisition                                          750,000                  -
                                                                  --------------     --------------

Net Cash Flows from Investing Activities                                639,379            (19,875)

Cash Flows from Financing Activities:
  Cash from debt financing                                              500,000             66,306
  Issuance of Stock                                                           -                  -
  Principle Payments on Debt financing                                 (250,000)                 -
                                                                  --------------     --------------

Net Cash Flows form Financing Activities                                250,000             66,306

Net increase (decrease) in cash                                          15,448            (2,655)

Cash, beginning of period                                                 9,306              5,440
                                                                  --------------     --------------

Cash, end of period                                                      24,754              2,785
                                                                  ==============     ==============

                             Pacific WebWorks, Inc.

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)
Note 1 - Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for bad debts and the length of product life cycles and assets' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the registration statement filed by the Company on Form 10, dated October 26, 1999.

Note 2 - Reverse Merger

Effective January 11, 1999, Pacific Webworks, Inc. (a public company) entered into an agreement and Plan of Reorganization with Utah WebWorks, Inc., (a private company). The agreement provides for the merger of the Company into Utah WebWorks to be treated as a reverse merger, thus making Utah WebWorks the accounting survivor. Pursuant to the agreement the Company issued 5,000,000 shares of common stock to the shareholders of Utah WebWorks for all shares of their Company. Because the historical financial information in these financial statements prior to the reverse merger (January 11, 1999) is that of the accounting acquirer (Utah Webworks), a reverse merger adjustment is used on the statement of stockholders' equity to bring the pre-merger equity of Utah Webworks up to the consolidated post-merger equity of Pacific Webworks. The actual shares issued by the Company to the Utah Webworks shareholders were 5,000,000 shares. The difference between the 5,000,000 shares issued to the Utah Webworks shareholders and the 9,999,000 reverse merger adjustment represents the 4,999,000 shares held by the original pre-merger shareholder of the public company (Pacific). The management of the Company resigned and the management and board of Utah WebWorks filled the vacancy. Utah WebWorks is in the business of software development for computer and internet systems. The Company had cash in escrow of $750,000 and a note receivable from Utah WebWorks of $250,000 as its only assets. The cash and note receivable were contributed to Utah WebWorks as an investment in subsidiary advanced for operations.

At January 26, 1999 the Company had outstanding warrants to purchase 400,000 shares of the Company's common stock at prices ranging from $2.50 to $6.00 per share. The warrants became exercisable in January 1999 and expire in January 2004. The warrants are exercisable as follows:

         150,000 warrants at $2.50
         100,000 warrants at $3.50
         150,000 warrants at $4.50
          50,000 warrants at $6.00

The warrants were issued to a public relations firm for promotional services to be provided for one year from issue date. To date the warrant holder has not exercised any of the warrants. We accounted for these warrants per FASB 123 using the Black-Scholes model on the dates the warrants became measurable per EITF 96-18. The measurement dates are as follows: 133,000 warrants on January 28, 1999, 67,000 warrants on July 27, 1999 and the remaining 200,000 on November 27, 1999. Until the measurement date has been met, the warrants' values are based upon the market value of the company's common stock at the statement date and, hence, will fluctuate from period to period.

Note 3 - Unaudited Information

Pacific WebWorks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999. The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 1999. The information presented is not necessarily indicative of the results form operations expected for the full fiscal year. Note 4 - Consolidation Policy

The September 30, 1999 unaudited financial statements are consolidated, to include the books of Utah WebWorks, Inc. (the accounting acquirer) and Pacific WebWorks, Inc. All inter-company accounts have been eliminated in the consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and with our Registration Statement on Form 10 dated October 26, 1999. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements, as defined in section 21E of the Securities and Exchange Act of 1934, that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements.

         Overview. We develop products which allow small to medium-sized businesses to build, manage, and maintain their own websites, sell products, generate leads, distribute information, and gain intelligence about their website visitors. Originally, we focused on providing professional services for the Internet on an hourly basis. After April, 1998, we shifted our focus to development and sale of software products. This decision was based on management's vision of our company, market conditions, and the type and amount of technology we had already acquired or developed. In March, 1998, we began development of new Internet software which was completed by November 1998. We market our software technology under the brand name "Visual WebTools(TM)", which incorporates proprietary intellectual property rights which we either own or license. We intend to target small to medium-size businesses and create a reseller network through licensing arrangements with other portal or website providers.

         Asphalt Associates, Inc., which was our name before we changed it to Pacific WebWorks, Inc., was a development stage company which did not generate any revenues. As of October 1,1999, after our merger with Utah WebWorks, we had an accumulated loss of approximately $2,337,071, an amount which accrued during the development of our technology and building of our sales channels. We expect our operating losses to continue until we develop a sufficient reseller network and enter into sufficient licensing agreements to cover our operating expenses.

         Results of Operations. The following table summarizes the results of our operations for the years ended December 31, 1997 and 1998 and for the interim period ended September 30, 1999.

                             Nine Months Ended         Year ended December 31,
                            September 30, 1999         1998              1997

Revenues                          $ 111,281         $ 172,395          $ 94,014

Cost of Sales                        19,685           188,974           107,332

Gross Margin                         91,597           (16,579)          (13,318)

General & Administrative            566,653            80,996            36,179
Sales                               206,551            30,180            13,987

Research and Development            205,946            11,949             5,523

Total Operating Expense             979,150           123,125            55,689

Operating Income/Loss              (887,553)         (139,704)          (69,007)
Amortization of Deferred         (1,230,300)              ---               ---
Compensation
Interest Expense                        ---           (10,761)           (3,500)

Other Income                            ---               ---             3,755

Net Profit/Loss                  (2,117,853)         (150,465)          (68,752)

         Annual revenues grew to $111,281 with $72,151 of those sales being generated in the third quarter for an increase of 84% during the third quarter. Annual expenses in comparison grew by only 27 % to $ 447,491. Gross Margin on sales improved from $ 24,538 generated in the second quarter to $ 63,835 or from a ratio of 70 % of sales to 89% of sales for the third quarter. We expect to continue the trend of growing sales faster than expenses, and maintaining our high gross-margin contribution. Our expenses have exceeded our revenues for each fiscal period since our inception. We expect that, as we implement our business plan, our revenues will continue to grow, along with the burdens generally associated with larger revenues, including increased burdens on our managerial, accounting, and technical personnel.

         From period to period there have been significant fluctuations in revenues and expenses. This is due to the fact that there have been major changes in the nature of our business practice. From year end 1997 to 1998 there was an increase in revenue and expense. This was due to an increase in services performed during this period. Expenses increased in the same period due to growth of the company.

         Liquidity and Capital Resources. From 1998 to 1999 we experienced a significant drop in revenues and increase in expense. This was because the company changed its business focus from one of providing professional services to one of software development. During the year 1998 expenses increased dramatically in the execution stages of our development plan and revenues dropped due to the fact that our product did not begin selling until March 1999.

In light of the limited time that Pacific Webworks has been in business, and of the fact that neither Asphalt Associates nor Utah Webworks engaged in the type of business in which Pacific WebWorks participates, we believe that comparisons with subsequent periods would neither be particularly informative nor helpful. Based upon our most recent financial statements, we have increased our revenues each month during the second quarter, and project that by December 31, 1999, we will be able to fund our own operations.

         General and administrative costs for the third quarter were $ 244,129 growing to a nine month total of $ 564,986. They grew from $ 214,123 in the second quarter or by 14 %. This includes all officer salaries, general office expenses, production and shipping expenses. This also includes the first full salary quarter for Mark Jensen, the Chief Operating Officer, and 2 full months of salary for Mat Dastrup, Chief Financial Officer who joined the company in August of 1999.

         Sales expenses for this same period were $102,689. This includes both selling and marketing expenses. Sales expenses grew from $ 103,682 for the six months ended June 30, 1999 to $206,551 for the nine months ended September 30. Sales and marketing expenses increased due to expanded marketing of business-to-business seminars. We expect to invest heavily in seminar marketing going forward in the future.

         Development expenses for the third quarter were $100,673. This includes both programming and design expenses. Sales expenses grew from $ 105,274 on June 30, 1999 to $ 205,946 on September 30, quarter end. During this timeframe we released MainstreetSquare.com(TM) our online shopping mall.

         Due to minimal sales in the first nine months of 1999, the majority of financing was derived from a $ 250,000 short-term loan. We expect sales to increase in the fourth quarter of 1999, and we plan to minimize our reliance on outside financing as a result of our anticipated sales increases.

         We realized an offset to amortization expense of $ 95,841 during the quarter from the reevaluation of warrants issued to an investor relations firm. The valuation of the warrants is based on the closing price of our stock at the end of the third quarter, and is calculated using the Black-Scholes model of valuation for stock options. The valuation is subject to change as it is reevaluated at the end of each accounting period.

A summary of our audited balance sheets for the year December 31, 1998 and our interim statements for September 30, 1999 are as follows:

                                     Nine Month Period Ended        Year ended
                                     September 30, 1999        December 31, 1998

Cash/Cash Equivalents...............     $  24,754                    $ 9,306
Current Assets......................     $  85,233                    $ 20,534

Total Assets........................     $ 230,317                    $ 55,970

Current Liabilities.................     $ 308,587                    $265,187
Total Liabilities...................     $ 308,587                    $265,187

Total Stockholder Equity............     $ (78,271)                  ($209,217)

Total Liabilities & Stockholder Equity
                                         $ 230,317                    $ 55,970


         We believe that we have sufficient resources to continue our product development efforts and to continue our sales, marketing, and promotional activities for Visual WebTools(TM). However, we operate in a very competitive industry in which large amounts of capital are required in order to develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

         While we may be able to fund our operations through our revenues in the near future, we currently anticipate commencing an offering of our securities to satisfy our cash requirements in the near future. We have not as of yet determined the type of offering or the type or number of securities, which we will offer. The current products have been marketed and sold since March of 1999. Actual development costs will depend on a number of factors, including

         - Our ability to negotiate favorable licensing agreements with resellers;
         -    The number of our resellers;
         -    The software and services for which they subscribe;
         -    The nature and success of our products and services;
         -    Regulatory changes; and
         -    Changes in technology.

         In addition, our actual expenses and revenues could vary materially from the amounts we anticipate or budget, and such variations may affect the additional financing needed for our operations. Accordingly, there can be no assurance that we will be able to obtain the capital that we will require.

         We currently estimate that we will require between $1,500,000 and $2,500,000 to further and fully develop our products and services in accordance with our business plan. To the extent that we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our then-current shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us vulnerable to competition or economic downturns.

         Year 2000 Compliance. We have completed a review of our computer systems and operations to determine the extent to which our business could be vulnerable to potential errors and failures as a result of the "year 2000" problem. The year 2000 problem results from the use of computer programs which were written using only two digits (rather than four digits) to define applicable years. On January 1, 2000, any clock or date recording mechanism, including date-sensitive software, which uses only two digits to represent the year, could interpret a date of "00" as the year "1900," rather than the year "2000." This could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. These failures, miscalculations and disruptions could have a material adverse effect on our business, operations, and financial condition.

         We believe, based on our review of our operations and computer systems, that our significant computer programs and operations will not be materially affected by the Year 2000 problem, and that we can modify or replace the programs that will be affected by the end of 1999 at a cost which will not be significant. Any remediation efforts or costs would be minimal due to the fact that all of the functions handling dates are handled by technology platforms such as Microsoft Windows NT server, Microsoft Information Server, Microsoft ADO, and Oracle 8I server, all of which are year 2000 compliant. Under a reasonably likely worst case scenario, however, our computer systems and/or operations could be materially affected by the year 2000 problem, causing a system failure and resulting in loss of sales, loss of current revenues derived from current client, and possible loss of vendors, resellers, or sales representatives.

         We have prioritized our year 2000 efforts in an effort to protect, to the extent possible, our business and operations. Our first priority will be to protect our critical operations, such as those systems and applications that we use to provide various resellers and customers with access to Visual WebTools(TM), from incurring material service interruptions that could occur as a result of the year 2000 transition. To this end, we have attempted to identify any element within our business operation (including elements relating to third party relationships) that could be materially impacted by the year 2000 date change, and have attempted to determine the risks to our continuing business operations as a result of an adverse effect resulting from that date change. To this end we have conducted extensive testing of all of our systems in relation to all date related functions of our software platforms and servers. During these tests we identified a single problem with our telephone and voice system. Both of these systems have been replaced with new systems, which are year 2000 compliant at a cost to us of $10,000.

         In addition to our own properties and computer systems, we rely on operations and computer systems of third party customers, financial institutions, vendors and other parties with or through which we conduct business (such as utilities, Internet service providers, and the owners of communications backbones). We generally require our resellers and suppliers to warrant that they are year 2000 ready. We have purchased most of our mission-critical systems from such third-party vendors. We have attempted to identify the resellers and third parties with which we have contractual relationships which may not be year 2000 compliant by the end of 1999, and we have adopted contingency plans which we believe will mitigate any adverse impact to our business operations resulting from those vendors' or third parties' inability to perform their contractual obligations. Our contingency plans include preparing and using backup copies of our financial records, determining the availability and reliability of alternate network and backbone communication systems, and scheduling additional phone center, repair, support, and administrative personnel to be on hand on the transition date.

         We have had no compliance efforts with respect to financial institutions, third party customers, or vendors with which we conduct business. We require no assurances or warranties of our resellers since they have no material effect on the working nature of our products. We have requested our only product supplier, Intellipay, Inc., to give us a year 2000 compliance statement.

         We believe that our systems are year 2000 compliant and believe we will not suffer as a result of the year 2000 problem.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not hold market risk sensitive instruments, nor does it have market risk exposures as defined by Item 305 of Regulation S-K.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds. The following discussion describes all securities sold by Pacific WebWorks within the past three years without registration:

         On December 24, 1998, we issued an aggregate of 200,000 common shares valued at $20,000 for services rendered to us. Of these shares, 120,000 common shares were issued to James R. Glavas and 80,000 shares were issued to Tony Glavas, his son, for their services to Asphalt Associates, Inc.

         On December 28, 1998, we issued an aggregate of 840,000 common shares to two accredited investors for $1,000,000, with 440,000 common shares issued to Capital Communications, Inc. and 400,000 common shares to Mutual Ventures Corporation. On January 1, 1999 we issued an aggregate of 5,000,000 common shares to the stockholders of Utah WebWorks, Inc., pursuant to the Merger Agreement under which that company merged with Asphalt Associates and changed its name to Pacific WebWorks, Inc.

         In January, 1999, we issued warrants to Columbia Financial Group to purchase 400,000 shares of our common stock at an aggregate exercise price of $1,475,000 in exchange for their services to us. The value of the warrants have been calculated and included in our interim financial statements included with this filing. Until the measurement date of the warrants is met, their valuation will change with the changes in the Company's stock price.

         In September, 1999, we issued 14,000 common shares to Universal Business, an insurance agent, in exchange for a policy of directors' and officers' liability insurance in the amount of $1,000,000.

         In connection with each of these isolated issuance's of our securities, we believe that each purchaser

         - was aware that the securities had not been registered under federal securities laws;
         - acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
         - understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
         - was aware that the certificate representing the securities would bear a legend restricting their transfer.

         We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under ss.ss. 3(b) and 4(2) of the Securities Act of 1933, and the rules and regulations promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits:  none

         b. Reports on Form 8-K: The Company has filed one report on Form 8-K. On September 17, 1999, the Company filed a report on Form 8-K describing the resignation of certain officers and directors and the appointment of certain new officers.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 3, 1999                         Pacific WebWorks, Inc.


                                                By:    /s/
                                                ________________________________
                                                  Christian Larsen, President