Form 10-K
period 1999-12-31
PACIFIC WEBWORKS INC
filed 2000-03-29
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K



[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999.

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number   000-26731

                            PACIFIC WEBWORKS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                 87-0627910
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah         84101
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code: (801 578-9020

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]  No [   ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

State issuer's revenue for its most recent fiscal year: $305,628

As of March 8, 2000 the registrant had 10,395,679 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $27,694,589.

Documents incorporated by reference: None

                                    PART I

Item 1.    Business....................................................     2
Item 2.    Properties..................................................     7
Item 3.    Legal Proceedings...........................................     7
Item 4.    Submission of Matters to a Vote of Security Holders.........     8

                                   PART II

Item 5.    Market For Common Equity and Related Stockholder Matters....     8
Item 6.    Selected Financial Data ....................................     8
Item 7.    Management's Discussion and Analysis or Plan of Operations..     9
Item 7A    Quantitative and Qualitative Disclosures About Market Risk..    14
Item 8.    Financial Statements and Supplementary Data.................    14
Item 9.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.......................    28

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........    28
Item 11.   Executive Compensation .....................................    30
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management....................................    30
Item 13.   Certain Relationships and Related Transactions..............    32

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K..................................................    32

                          FORWARD LOOKING STATEMENTS

     In this annual report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc.

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWorks' control. These factors include but are not limited to economic conditions generally and in the industries in which Pacific WebWorks may participate; competition within Pacific WebWorks' chosen industry, including competition from much larger competitors; technological advances and failure by Pacific WebWorks to successfully develop business relationships.


                       ITEM 1.  BUSINESS

a) General Development.

     Asphalt Associates, Inc. was incorporated in the state of Nevada on May 18, 1987. Asphalt Associates never established commercial business operations. On January 11, 1999 Asphalt Associates merged with Utah WebWorks, Inc., a Utah corporation (the "Utah WebWorks"). Utah WebWorks, the accounting acquirer, was organized on April 10, 1997. In conjunction with the merger, Asphalt Associates changed its name to Pacific WebWorks, Inc.

     Our short operating history and operating losses raise doubt about our ability to continue as a going concern without financing. This fact is reported by the our independent auditors, Crouch, Bierwolf & Chisholm.

b) Our Business.

     Pacific WebWorks, Inc. ("Pacific WebWorks") began as an Internet software engineering company which provided engineering services for hire. In early 1998 the company made a transition from engineering services to Internet software applications. Now we are an application service provider that develops business software technologies for Internet merchants. The company specializes in turn-key applications allowing small to medium sized business owners to expand their business onto the Internet. Our product family provides tools for web site creation, management and maintenance, statistics, reporting, surveys, marketing, hosting and e-commerce concerns within the small to medium size business niche.

     Up to this point we have focused entirely on virtual retailing software solutions. These solutions include Internet technologies for outside information management that a small to medium-sized merchant would use in a physical retail store. Now we are expanding our software family to include functionality for brick and mortar retailers to integrate their physical store information systems with their Internet store systems. This expansion will include features such as Cashier/ POS (Point of Sale) management, receiving and ordering, tender, store operations, human resources, POS peripherals management, inventory and accounting. At the same time our virtual software will be expanded to include featured items and benefits, catalog management, order development, advanced 1-to-1 marketing, sophisticated item comparison and selection, pre-sales qualification and after-sales services. This gives the store owner a complete solution for all in-store and Internet concerns and at the same time reduces costs of operations and introduces new profit centers for the business owner.

     Our Market. We market our products to small and medium-sized businesses, which want total, one-stop solutions to Internet advertising, marketing, and sales concerns. Our typical "target" customers are businesses which would prefer to invest in technologies which allow them to develop functional, interactive Internet websites. We are now expanding our software family from virtual retailing software solutions to include functionality for traditional brick and mortar retailers.

     The Internet software market is relatively large and continuing to expand. In our opinion, the vast majority of businesses with successful web strategies are those which have the financial resources to frequently update and re-design their websites. Such businesses either hire and retain "information systems" employees to develop, support, and maintain their websites, or alternatively purchase Internet services from multiple parties, integrate such services, and gather or purchase information on their markets to facilitate website updates. Our market, by contrast, consists of small to medium-sized businesses which desire the capability to quickly re-design their websites without incurring substantial costs or relying upon additional employees or multiple vendors. We believe that our products provide small and medium-sized businesses with such flexibility, allowing businesses complete control of their websites.

     Our Products.  We have developed software technology which we market
under the name Visual WebTools TM.   Visual WebTools TM allows businesses to
create and maintain websites. We believe that Visual WebTools is powerful, yet easy and intuitive to use; it allows a small business to quickly and easily create a website on the Internet, list itself with the major search engines, set up e-mail, and register a domain name. We also believe that Visual WebTools TM provides all the tools needed to edit and maintain a website from any Internet-capable computer. It allows a user to create an online store front, generate sales leads, process credit cards, communicate with site visitors, and collect statistical information about who visits the website and what they do while they are there. It allows a business to create, manage, and maintain every aspect of its website at all times. In our opinion this functionality, combined with our easy to use visual interface, provides a point-and-click total Internet business solution for less than three thousand dollars in the first year, and approximately six hundred dollars per year for hosting and maintenance fees thereafter.

     Visual WebTools TM incorporates the following features:

     WebWizard. WebWizard allows businesses to quickly and easily create, update, modify, or enhance their websites. Changes can be made 24 hours a day, 7 days a week from anyplace in the world with an Internet terminal. WebWizard includes an easy to use but powerful preview interface which is referred to in the industry as "WYSIWYG" (What You See Is What You Get) which uses familiar "drag and drop" functions and which allows businesses to make website changes instantaneously. Changes are updated automatically and placed online within minutes. WebWizard gives businesses the ability to manipulate their websites' layout, colors, and content, and to move, resize, and cut and paste text, graphics, and tables. WebWizard also gives businesses a library of hundreds of graphics to use throughout the website, and the ability to upload graphics or files from a local hard drive directly into the website.
We have released and sold WebWizard Pro since late November 1998, and WebWizard Express and WebWizard Retail since the first quarter of 1999. Sales have been conducted primarily by two of our resellers.

     WebShopper. WebShopper allows businesses to add "electronic storefronts" to their websites. We assist businesses in setting up merchant accounts and in facilitating secure credit card transactions through a collaboration with our joint venture partners. WebShopper also provides a customizable product database. A business's products and all of its variables, such as price, color and size, can be entered into a password-protected product database, which can be updated or edited at any time. Customizable price and shipping modifiers, receipt options, sale flagging, product option variables and tax calculations are also available.

     WebChannels. WebChannels allows businesses to send e-mail to multiple clients simultaneously, creating marketing channels directly to customers. Businesses can send announcements, sales information, product updates, promotions, newsletters, jokes, or any other correspondence to clients at any time. WebChannels also allows subscribers to add or remove themselves from the automated e-mail database.

     WebProfiler. WebProfiler allows businesses to gather demographics on site visitors by creating custom questionnaires which provide direct feedback from site visitors. With WebProfiler, businesses can obtain information from target audiences, including, for example, levels of customer satisfaction or dissatisfaction and customer preferences with regard to new products or services. We believe that WebProfiler assists businesses in obtaining the information necessary to improve customer relations, improve products, run surveys and product specials, and gather additional information.

     WebStats. WebStats allows businesses to monitor website visits. It creates detailed reports about visits to their websites. We believe such reports may assist businesses in determining the effectiveness of changes to their websites and identifying the pages on their sites which draw the most interest. WebStats keeps a detailed two-year history of visits to and activity within our subscribers' websites, and can generate detailed reports of site activity. For example, it can generate reports which show year-long sales trends, or track the effectiveness of sales and promotions during specific time periods or from specific locations. WebStats retains this information in database format. We intend to develop future versions of WebStats which will allow our customers to download and manipulate such information.

     WebWizard and WebShopper are our basic products and come in two progressive versions, "Express," and "Pro." The "Pro" version provides additional product features and support options to the business. WebStats, WebProfiler, and WebChannels are available to our customers for an additional license fee.

     ClipOn Commerce TM. ClipOn Commerce is a "Bolt on" e-commerce solution designed to work with any existing website. Users receive a full back-end storefront, and an integrated shopping cart.

     Place to Vacation TM   Place to Vacation is a marketing tool that helps
our users generate leads. A website visitor enters his or her name and address information for a chance to win a free vacation. Pacific WebWorks then gives away a free vacation accommodation package every week. Our merchants then can market back to the lead from the information received.

     FreeSiteNow.com TM FreeSiteNow is an affiliate program which gives the non-sales oriented merchants the opportunity to generate leads for our inside sales team by handing out free web sites. If a sale is made by our sales team the affiliate will receive a commission on these sales.

     MainStreetSquare.com TM MainStreetSquare.com is an online shopping mall, which promotes products and services and links any of our merchants using ClipOnCommerce or VisualWebTools together. Consumers can easily shop from multiple stores on MainStreetSquare.com and proceed with one quick check-out when they are ready to complete their purchase.

     Sales and Marketing.   We do not believe that our competitors are
effectively targeting our market niche: a totally Internet based, end-to-end business solution for small and medium sized businesses. We believe that our products will allow businesses to generate leads, sell products, run sales promotions, capture demographic information about website visitors, communicate with website visitors, and obtain intelligent information about who is visiting their websites and what they are doing while they are there. Our products allow our customers to stay in complete control of their websites and provide tools, which can facilitate a successful Internet experience for them.

     We market and sell our products through reseller channels, our internal sales force, outside sales agents, and strategic partnerships. We sell our products to partners at wholesale, who then mark the products up and sell them at retail. We also sell our products through agents. Agents are paid a commission on each merchant who purchases our tools. Each merchant must sign a purchase agreement with the reseller, which the reseller must in turn provide to us. We then provide software to the resellers' own merchants which allows such users to create Internet projects. We provide the initial reseller with training in the use of the software. The reseller is an independent contractor and is obligated to pay the amounts due under the agreement even if he does not receive payments from his merchant. Currently, 19.6% of our sales are originated through our outside sales agents, while our reseller channels account for approximately 26.4% of our sales. Strategic partnerships, such as World Commerce Network, account for a total of 21.2% of our sales, and the balance, or 32.8% of our sales are originated by our internal sales force.

     We believe we may be able to develop a substantial presence in our target market through a combination of marketing strategy, unique proprietary technology, technical expertise, and early entry into our target market. We have also developed a fourteen-day trial version of Visual WebTools TM, which can be provided to a business for evaluation purposes free of charge. Our products will allow a business to create, operate, and maintain a website for an initial one-year term, after which our customer may maintain its license by paying a monthly license fee of $600 per year. We are also pursuing a national advertising campaign, which may include television, radio, and print media.

     It is our opinion that in the past, businesses which have attempted to maintain interactive websites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their websites, or retained contract "web professionals" to do so.
We believe that Visual WebTools TM will allow small businesses, at a relatively small cost, to participate in Internet commerce by creating and managing their own Internet websites and storefronts.

Major Customers

     During 1997 we had 41 clients, two of whom accounted for more than 5% of our revenue. During 1998 we had a total client base of 85, four of whom each accounted for more than 5% of our revenues. During 1999 we have increased our client base to several hundred with two of our sales channels providing 41% of our revenue.

     US Merchant Systems, Inc. supplies us with marketing expertise and merchant accounts for our customers, and accounted for approximately $65,000, or 21% of our revenue, for the twelve months ended December 31, 1999. While we entered into a new Strategic Marketing Agreement with US Merchant Systems on August 30, 1999, the loss of our relationship with US Merchant Systems would create an immediate loss of revenue for us and could have a material adverse effect on our operations. Lauman Enterprise, a reseller, accounted for approximately $60,000 or 20% of total revenues for the twelve months ended December 31, 1999.

     During 1998 management changes its strategy from focusing on mass marketing of internet tools and de-emphasizing contract programming. We had four major customers who individually accounted for 10% or more of our total revenues. Internet Yellow Pages accounted for 26%, or $44,890, of total 1998 revenues. Ex.Sight Co. accounted for 16%, $28,161, of total revenue. CUSA Technologies accounted for 12%, $21,271 of total revenues. American Home Business contributed 14%, 24,422 in sales.

     World Commerce Network, LLC was created as a joint venture between Pacific WebWorks and US Merchant Systems to market each companies' respective products. World Commerce Network has an exclusive contract with Productive Seminars, Inc. in St. George, Utah. Productive Seminars produces and runs seminars throughout the country for World Commerce Network. One week of seminars was run as a test in December 1999. Seminars are scheduled each week throughout 2000. In 1999 this joint venture posted a $281,341 net loss. In March of 2000 we acquired a controlling interest in World Commerce Network (51%).

     Our seminar workshops have been a great success. For example, during our opening week we had a total of 509 attendees that participated in a two-hour presentation learning about the companies involved and the products and services offered by Pacific WebWorks. From those attendees we had 92 people (18.1%) became affiliates of our FreeSightNow.com program and 44 people (8.7%) became affiliates and clients for Pacific WebWorks, Inc and U.S. Merchant Systems through World Commerce Network.

     Product Development. We acquired a large amount of source code from Innovative Research and Animated Design, Inc. ("IRAD") in June of 1997. IRAD originally developed this technology, which is the underlying technology from which we program. We believe that this code base provides us with a significant market advantage with advancements in the areas of Internet business technologies, including 3D animation and search engine technologies. We intend to incorporate these technologies into future versions of Visual WebTools TM.

     We announced the release of WebWizard 2.0 in February 1999.  WebWizard
2.0 enhances WebWizard, which is Visual WebTools TM' base product.  WebWizard
2.0 simplifies the tasks of creating and maintaining websites. It incorporates Microsoft's ActiveX components directly into the interface, making WebWizard, in our opinion, as easy to use as a word processor. The new WebWizard 2.0 supports online "drag and drop" functions for editing images, tables, and text. WebWizard 2.0 also supports online text editing, as well as infinite-level "undo" and "redo" functions. An extensive table editor has been added which allows simple resizing and quick editing of tables. The new import feature will allow current and older websites to be converted into the Visual WebTools TM environment quickly and easily. WebWizard 2.0 also includes an updated graphics and animation library, enhanced navigation support, and increased security.

     In February 1999, we also released WebShopper Pro, which includes support for merchant-account functionality, for real-time Internet credit card and personal check settlement, and for fraud prevention features. WebShopper Pro supports and accepts all major credit cards and optional electronic checks on a real-time basis. We intend to expand the features of the Visual WebTools family during the remainder of 2000 to include technologies that will allow a physical retail store to integrate its business operations with an Internet store.

     We released Visual WebTools TM 3.0 on August 1, 1999. WebWizard 3.0 includes multiple features designed to make our product more powerful and easier to use. These features include scriplets (an embedded code feature which enhances the effect and appearance of a web page), frames (a function which allows a user to display multiple pages or portions of pages at one time on a computer screen). WebShopper 3.0 allows for products to be included in MainStreetSquare.com TM.

     Through December 31, 1999, we spent $320,479 on engineering costs, including research and development expenses. During 1998 and 1997, we spent $11,949 and $5,523, respectively, for engineering costs, including research and development expenses. Such costs are passed on to purchasers in the price of the product.

     Material Contracts.  We are a party to the following material contracts:

     In January 1998, we entered into an agreement with Electric Lightwave,
Inc. for telecommunications, facilities, and Internet access.   We currently
pay $1,725.00 per month for such service. The contract is scheduled to expire December 31, 2001. We believe that we will be able to extend this contract on terms, which are acceptable to us, but have no assurances that we can do so. However, we believe that we will be able to enter a new contract with a different service provider if the contract is not extended.

     In February of 1999, we entered into an agreement with U.S. Merchant Systems, Inc. and IntelliPay, Inc., both located in Newark, California. U.S. Merchant Systems, Inc. provides merchant accounts to our clients. IntelliPay provides software, which enables merchant accounts to communicate with Internet e-commerce applications. We integrated a merchant account and transaction processing which allows purchasers of Visual WebTools TM to accept all major credit cards and personal checks at point of sale from their website. The term of this agreement is one year from the date of execution and shall automatically renew each successive year thereafter, unless canceled in writing. We are also leveraging a relationship with a provider of Internet factoring, which will allow customers to make monthly payments on negotiated terms.

     Trademark, Licenses and Intellectual Property. On October 9, 1998, Utah WebWorks filed a trademark application for Visual WebTools TM which we acquired and became responsible for upon our merger with Utah WebWorks. In December of 1998 the United States Patent and Trademark Office assigned Serial No. 567,136 to such mark. The trademark is currently pending. In 1999, we filed a Trademark application for MainStreetSquare.com TM, Cyberhaggle TM, and Pricehunter TM, all features of the online mall. Likewise, in 1999 we filed for trademarks on Pacific WebWorks TM, ClipOnCommerce TM, FreeSiteNow TM, V4 TM, Overnet Express TM and IDDS TM . Our success will depend, in part, on our ability to obtain and protect our trademark and trade secrets and operate without infringing upon the proprietary rights of others in the United States and other countries. If we were to become involved in a dispute regarding our intellectual property, it could become necessary for us to participate in interference proceedings before the United States Patent and Trademark Office to determine whether we have a valid claim to the rights involved. We could also be forced to seek a judicial determination concerning the rights in question. Such proceedings could be costly and time consuming, even if we were to eventually prevail. Should we not prevail, we could be forced to pay significant damages, obtain a license to the technology in question, or stop marketing one or more of our products.

     All of our core technology was developed internally by our engineers and by the engineers of Utah WebWorks. Our products do not rely on any third party technology, although we have decided to include as an upgrade to our technology features developed by IntelliPay and U.S. Merchant Systems.

     We also rely upon trade secrets, proprietary know-how, and confidentiality provisions in agreements with employees, consultants, and resellers to protect our intellectual property rights. There are risks that these other parties may not comply with the terms of their agreements with us, and that we may not be able to adequately enforce our rights against such parties.

     We have adopted a policy of requiring our employees and resellers to execute confidentiality agreements when they commence employment with us or resell our products. These agreements generally provide that all confidential information developed or made known to the employees or resellers during the course of their relationships with us is to be kept confidential and not disclosed to third parties, except under certain specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by the employees in the course of their employment will be our exclusive property.

     Employees. We currently employ 37 people, 34 of whom are full-time employees and three of whom are part-time. Our employees are not presently covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages.

                             ITEM 2.  PROPERTIES

     We currently lease 8,500 square feet of commercial office space in the Westgate Business Center in Salt Lake City, Utah. The building has a total of 200,000 square feet of office and common space and serves as our main office and production facility. We pay $8,700 each month for our lease, which we believe is typical for similar premises in the area currently available for lease. The current lease is for a three year term and will expire on December 31, 2001.

                          ITEM 3.  LEGAL PROCEEDINGS

   We are not aware that we are a party to any existing or threatened legal or administrative proceedings as of the date of this filing.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                   PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

     Our common stock is traded over-the-counter and is quoted on the OTC
Electronic Bulletin Board under the symbol "PWEB".   In January of 1999, the
SEC granted approval to the NASD OTC Bulletin Board Eligibility Rule 6530 which requires a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. In July of 1999 we filed a registration statement on Form 10 in order to become a fully reporting company and maintain our listing on the OTC Bulletin Board. Because the SEC did not reach a position of no comment with regard to our registration statement prior to August 1999, we lost our listing on the OTC Bulletin Board, which has had an adverse impact upon the market for our common stock. Our listing returned to the OTC Bulletin Board in November of 1999.

     There was no trading activity in our common stock during 1997 and 1998. Standard Transfer Company, located in Salt Lake City, Utah, currently acts as our transfer agent and registrar for our common stock. The following table presents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

          Year          Quarter Ended     High     Low
          ------        -------------     ------   -----
          1999          March 31          20.0     6.875
                        June 30            9.875   5.625
                        September 30       6.05    2.05
                        December 31        5.00    1.25

     On March 8, 2000 we had 29 shareholders of record. We have not paid dividends on our common stock and do not intend to do so in the future.

b) Recent Sales of Unregistered Securities

     On December 28, 1999 we issued 381,679 common shares valued at $500,000 or approximately $1.31 per share, to Capital Communications. The shares converted part of a note payable to Capital Communications. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

                       ITEM 6.  SELECTED FINANCIAL DATA

     The financial information below summarizes our statements of operations for the fiscal years ended December 31, 1999, 1998, and 1997. The accounting acquirer, Utah WebWorks, Inc., had an inception date of April 10, 1997. The following selected financial data should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                              Year Ended December 31,
                                          1999          1998          1997
                                       ------------ ------------ -----------
Revenues:                                  305,628      172,395      94,014
Cost of Sales                               42,874      188,974     107,332

Gross Profit                               262,754      (16,579)    (13,318)

Operating costs and expenses:

   Sales                                   406,917       30,180      13,987
   Research and Development                320,479       11,949       5,523
   General and Administrative              817,312       80,996      36,179
        Total costs and expenses         1,544,708      123,125      55,689

Income (loss) from operations           (1,281,954)    (139,704)    (69,007)

Interest expense                           (19,243)     (10,761)     (3,500)
Interest income and other, net               1,246
Warrants Issued for Consulting Services (1,242,584)                   3,755

Loss on Investment in World Commerce       (25,000)

Net income (loss)                       (2,567,535)    (150,465)    (68,752)

Net Loss Per Share                           (0.27)       (0.03)      (0.01)
Shares used in computing per
     share amounts                       9,632,500    5,001,000   5,001,000

Balance Sheet Data:
   Cash and cash equivalents               153,898        9,306       5,440
   Total Assets                            630,559       55,970      61,092
   Total Current Liabilities               644,727      265,187          -
   Accumulated deficit                  (2,786,752)    (219,217)    (68,752)
   Shareholders' equity (deficit)          (14,168)    (209,217)    (58,752)

See notes to Financial Statements for information concerning the computation of per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Overview. Our products allow small to medium-sized businesses to build, manage, and maintain their own websites, sell products, generate leads, distribute information, and gain intelligence about their website visitors. Originally, we focused on providing professional services for the Internet on an hourly basis. After April, 1998, management shifted its focus to development and sale of software products. This decision was based on management's vision of our company, market conditions, and the type and amount of technology we had already acquired or developed.

     In March 1998, we began development of new Internet software with the first version being completed by November 1998. We market our software technology under the brand name "Visual WebTools TM", which incorporates proprietary intellectual property rights which we either own or license. In fiscal 2000 we will release V4 TM. This will allow small businesses to fully integrate their physical store operations with their e-commerce operations.

     Asphalt Associates, Inc., which was our name before we changed it to Pacific WebWorks, Inc., was a development stage company which did not generate any revenues. As of December 31, 1999, after our merger with Utah WebWorks, we had an accumulated loss of $2,786,752, an amount which accrued during the development of our technology. As of the end of March 2000, we believe our current operations are at a point where they are self-funding and any future financing arrangements will be made with the intent of investing in acquisitions and development of new technologies.

     Reverse merger treatment. We were incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. Asphalt Associates never established commercial business operations. On January 11, 1999,

Asphalt Associates completed a merger with Utah WebWorks, Inc., a Utah corporation. We were the surviving entity in that transaction and, as part of the transaction, changed our name to "Pacific WebWorks, Inc." At the time of the merger, Utah WebWorks owned all of the intellectual property we currently use. As a result of the merger, the former shareholders of Utah WebWorks obtained 50% of the voting power of the combined companies. Accordingly, in conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Utah
WebWorks.   The financial statements for the fiscal year ended December 31,
1998 are those of Asphalt Associates because the merger was effected on January 11, 1999.

     Stock Split and Change in Par Value. In December 1998, we authorized a 4-for-1 forward stock split. Unless otherwise noted in this registration statement all share amounts reflect the forward stock split.

     Acquisitions. In February of 2000 we signed a letter of intent to acquire all of the outstanding and issued common stock of IntelliPay, Inc. We have been involved in a joint venture with IntelliPay to establish MainStreetSquare.com, an online shopping portal. Management believes this acquisition will combine merchant bases of Pacific WebWorks and IntelliPay, which opens up marketing and revenue opportunities. In addition, IntelliPay will become a key point of payment technologies for future products of Pacific WebWorks.

     In March of 2000 we acquired an additional 1% interest in World Commerce Network LLC, which is a marketing company we formed to promote and sell products from Pacific WebWorks, U.S. Merchant Systems, and IntelliPay Inc. This additional 1% gave us a 51% total interest in World Commerce Network. World Commerce Network has recently begun an Internet Business Opportunity seminar series offering affiliate opportunities to distribute products of Pacific WebWorks, U.S. Merchant Systems and IntelliPay. World Commerce Network anticipates they will be able to present Pacific WebWorks products to over 500 potential purchasers and affiliates each week. Management believes World Commerce Network will continue to improve our revenues through the acquisition of new merchants and resale opportunities to existing merchants

     Results of Operations.

     The following table summarizes the results of our operations for the years ended December 31, 1999, 1998 and 1997.

                                               Year ended December 31,
                                         1999          1998           1997
                                       ------------ ------------ ------------
Revenues                               $   305,628  $   172,395  $    94,014

Cost of Sales                               42,874      188,974      107,332

Gross Margin                               262,754      (16,579)     (13,318)

Sales                                      406,917       30,180       13,987
Research and Development                   320,479       11,949        5,523
General & Administrative                   817,311       80,996       36,179

Total Operating Expense                  1,544,708      123,125       55,689

Operating Income/Loss                   (1,281,954)    (139,704)     (69,007)

Interest Expense                           (19,243)     (10,761)      (3,500)

Other Income                                 1,246         -           3,755

Warrants Issued for Services            (1,242,953)        -               -

Loss on Investment in World Commerce       (25,000)        -               -

Net Profit/Loss                         (2,567,535)    (150,465)     (68,752)

     Our expenses have exceeded our revenues for each fiscal period since our inception. We have generated $305,628 in revenues from product sales and licensing fees for our software technology during fiscal 1999. Revenues increased at over 100% per quarter during 1999. We expect that our revenues will increase as a result of our efforts to build a larger reseller network to market Visual WebTools TM . As a result of our acquisition on February 22, 2000 of an additional 1% ownership in World Commerce Network, and due to our February 24, 2000 letter of intent to acquire IntelliPay, Inc. we expect our revenues to continue this significant growth as these entities expand our markets. We expect that, as we implement our business plan, our revenues will grow, along with the burdens generally associated with larger revenues, including increased burdens on our managerial, accounting, and technical personnel.

     From period to period there have been significant fluctuations in our revenues and expenses. Total operating expenses were 71.4% of revenues in 1998 compared to 505.4% of revenues in 1999. Revenues and expenses have increased each fiscal year as a result of the major changes in the nature of our business operations. The $1,421,583 increase in expenses from 1998 to 1999 was because we changed the nature of our operations from selling services to selling software products. Our expenses increased primarily due to the expense related to execution of our new development plan.

     General and administrative costs increased $736,315 from 1998 to 1999. These costs include all officer salaries, general office expenses, production and shipping expenses. Sales expenses for this same period were $406,917, and increased $376,737 from 1998. This includes both selling and marketing expenses. Sales expenses for 1999 increased over the previous years due to the development of an inside sales force, which includes experienced Internet sales people and equipment such as a predictive dialer. Research and development expenses for 1999 were $320,479, an increase of $308,530 from 1998, and includes all costs for product design, programming, and quality control.

     Due to the fact significant sales did not take place until the third quarter of 1999, the majority of our working capital was derived from the issuance of short-term notes.

     Liquidity and Capital Resources. Since our inception, we have funded our cash requirements through issuances of our common stock and short-term notes. We have used the funds from those transactions to fund our investments in and development of our technology and to provide working capital for general corporate purposes.

     In December, 1998, Asphalt Associates sold 840,000 common shares to two accredited investors for $1,000,000. As of the year ended December 31, 1998, we posted current assets of $1,000,000, with no liabilities, resulting in a positive net worth of $1,000,000. Our operating losses were $150,465 in 1998 and were funded primarily by equity transactions.

     Pursuant to the merger agreement in January of 1999, Asphalt Associates placed $1 million in escrow. Asphalt Associates subsequently loaned $250,000 of the $1 million to Utah WebWorks as a 30 day interest free loan. The entire $1 million was subsequently converted into 840,000 shares of our common stock in the merged entity, at which time the $250,000 note was repaid from the proceeds of the stock issuance. The remaining $750,000 was disbursed to us over the first six months of 1999. Also, the management of Asphalt Associates resigned and the management and board of Utah WebWorks filled the vacancies. As a result of these transactions, our financial statements show total assets of $630,559 for the period ended December 31, 1999, which includes cash or cash equivalents of $153,898. With total liabilities of $644,727, we showed a negative net worth of $14,168. We experienced operating losses of $2,567,535 for the twelve months ending December 31, 1999.

     In September of 1999 the company issued 14,000 restricted shares as payment for a policy to indemnify its officers and directors. The face value of the policy was $1,000,000, and the cash premium was $20,000, had the company elected to pay for the policy in cash.

     As of December 31, 1999 we had issued a promissory note for $500,000, payable to the order of Capital Communications. The note is secured by our accounts receivable and is due on or before December 31, 2000 and includes principal and interest. In the case of default on any payment, the note and all accrued interest shall, at the holder's option, become immediately due and payable. Interest is bearing on the principal amount of the note at a rate of 10% per annum.

     Cash used by operating activities for the year ended December 31, 1999 was $1,246,227. Net cash provided by investing activities was $410,819 and was provided by $750,000 from the escrow account related to the merger with Asphalt Associates. Net cash from financing activities for 1999 was $980,000 and reflects the $1 million loan.

     The summaries of our audited balance sheets for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                             Year ended December 31,
                                         1999          1998          1997
                                      ------------- ------------- ------------
Cash/Cash Equivalents ..............  $    153,898  $      9,306  $     5,440

Current Assets .....................  $    449,084  $     20,534  $    34,551

Total Assets........................  $    630,559  $     55,970  $    61,092

Total Current Liabilities ..........  $    644,727  $    265,187  $   119,844

Total Stockholder Equity ...........  $    (14,168) $   (209,217) $   (58,752)

Total Liabilities & Stockholder
 Equity ............................  $    630,559  $     55,970  $    61,092

     Based on our revenues as of March 2000, we believe that we have sufficient resources available to us to continue our product development efforts and to continue our sales, marketing, and promotional activities for Visual WebTools TM. However, we operate in a very competitive industry in which large amounts of capital are required in order to develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

     While we may be able to fund our operations through our revenues in the near future, we currently anticipate commencing an offering of our securities to satisfy our cash requirements in the near future. We have not as of yet determined the type of offering or the type or number of securities which we will offer. The current products have been marketed and sold since March of 1999. Actual development costs will depend on a number of factors, including


*   our ability to negotiate favorable licensing agreements with resellers;
*   the number of our resellers;
*   the software and services for which they subscribe;
*   the nature and success of our products and services;
*   establishing brand recognition of our products;
*   regulatory changes; and
*   changes in technology.

    In addition, our actual expenses and revenues could vary materially from the amounts we anticipate or budget, and such variations may affect the additional financing needed for our operations. Accordingly, there can be no assurance that we will be able to obtain the capital that we will require.

     We currently estimate that we will require between $2,500,000 and $3,500,000 to further and fully develop our products and services in accordance with our business plan. To the extent that we acquire the amounts necessary to fund our business plan through the issuance of equity securities, our then-current shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us vulnerable to competition or economic downturns.

     Year 2000 Compliance. We, and to the best of our knowledge, our resellers and suppliers did not experience any significant disruptions to operations as a result of the Year 2000. We believed, based on our review of our operations and computer systems, that our significant computer programs and operations would not be materially affected by the Year 2000 problem, and that we could modify or replace the programs that would be affected by the end of 1999 at a cost which would not be significant. Any remediation efforts or costs would be minimal due to the fact that all of the functions handling dates were handled by technology platforms such as Microsoft Windows NT server, Microsoft Information Server, Microsoft ADO, and Oracle 8I server, all of which were Year 2000 compliant. Under a reasonably likely worst case scenario, however, we determined our computer systems and/or operations could be materially affected by the Year 2000 problem, causing a system failure and resulting in loss of sales, loss of current revenues derived from current client, and possible loss of vendors, resellers or sales representatives.

     We prioritized our Year 2000 efforts in a effort to protect, to the extent possible, our business and operations. Our first priority was to protect our critical operations, such as those systems and applications that we used to provide various resellers and customers with access to Visual WebTools TM, from incurring material service systems in relation to all date related functions of our software platforms and servers. During these tests we identified a single problem with our telephone and voice system. Both of these systems were replaced with new systems which are Year 2000 compliant at a cost to us of $10,000.

     In addition to our own properties and computer systems, we relied on operations and computer systems of third party customers, financial institutions, vendors and other partes with our through which we conduct business (such as utilities, Internet service providers, and the owners of communications backbones.) We generally required our resellers and suppliers to warrant that they were Year 2000 ready. We adopted contingency plans which we believed would mitigate any adverse impact to our business operations resulting form those vendors' or third parties' inability to perform their contractual obligations. Our contingency plans included preparing and using backup copies of our financial records, determining the availability and reliability of alternate network and backbone communication systems, and scheduling additional phone center, repair, support and administrative personnel to be on had on the transition date.

      ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

             ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            Pacific WebWorks, Inc.

                             Financial Statements

                          December 31, 1999 and 1998

                               C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity . .  . . . . . . . . . . . . . . . .   6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .  7

Notes to the Financial Statements .  . . . . . . . . . . . . . . . . . .  8

                         CROUCH,  BIERWOLF & CHISHOLM
                         Certified Public Accountants
                         50 West Broadway, Suite 1130
                          Salt Lake City, Utah 84101
                            Office (801) 363-1175
                              Fax (801) 363-0615


                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Pacific WebWorks, Inc.

We have audited the accompanying balance sheets of Pacific WebWorks, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific WebWorks, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crouch, Bierwolf & Chisholm


Salt Lake City, Utah
January 31, 2000

                            Pacific WebWorks, Inc.
                                Balance Sheets

                                    Assets
                                                          December 31,
                                                      1999             1998
                                                 --------------- -------------
Current assets
   Cash and Cash Equivalents                     $      153,898  $      9,306
   Accounts Receivable (net of allowance of
    $3,798 and  $6,600, respectively)                   101,429        10,392
   Employee Receivable                                    4,578           836
   Prepaid Expenses                                      16,333             -
   Accounts Receivable - Related Party (Note 8)           6,800             -
   Notes Receivable - Related Party (Note 8)            166,046             -
                                                 --------------- -------------
Total Current Assets                                    449,084        20,534
                                                 --------------- -------------

Property and Equipment (Note 3)                         171,393        23,353
                                                 --------------- -------------
Other Assets
   Deposits                                               5,250         5,250
   Computer Software Costs (Note 5)                       4,832         6,833
                                                 --------------- -------------
Total Other Assets                                       10,082        12,083
                                                 --------------- -------------
      Total Assets                               $      630,559  $     55,970
                                                 =============== =============

                     Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                              $       74,550  $     11,261
   Accrued Expenses                                      70,177         3,926
   Notes Payable (Note 4)                               500,000       250,000
                                                 --------------- -------------
Total Current Liabilities                               644,727       265,187
                                                 --------------- -------------

Stockholders' Equity
   Common Stock, authorized 50,000,000 shares of
    no par value, issued and outstanding
    10,395,679 and 1,000 shares, respectively            10,396             1
   Deferred Compensation                                (13,216)            -
   Paid in Capital                                    2,775,404         9,999
   Retained Deficit                                  (2,786,752)     (219,217)
                                                 --------------- -------------
       Total Stockholders' Equity                       (14,168)     (209,217)
                                                 --------------- -------------
Total Liabilities and Stockholders' Equity       $      630,559  $     55,970
                                                 =============== =============

  The accompanying notes are an integral part of these financial statements.

                            Pacific WebWorks, Inc.
                           Statements of Operations

                                                           For the
                                                          Year Ended
                                                          December 31,
                                                        1999       1998
                                                --------------- -------------
Revenues:
                                                $      305,628  $     172,395

Cost of Sales                                           42,874        188,974
                                                --------------- -------------
Gross Profit                                           262,754        (16,579)
                                                --------------- -------------
Expenses:
   Sales                                               406,917         30,180
   Research & Development                              320,479         11,949
   General & Administrative                            817,312         80,996
                                                --------------- -------------
     Total Expenses                                  1,544,708        123,125
                                                --------------- -------------
Income (Loss) from Operations                       (1,281,954)      (139,704)

Other Income (Expenses)
   Interest Expense                                    (19,243)       (10,761)
   Interest Income                                       1,246              -
   Warrants issued for consulting services          (1,242,584)             -
   Loss on Investment (Note 7)                         (25,000)             -
                                                --------------- -------------
Net Income (Loss)                               $   (2,567,535) $    (150,465)
                                                =============== ==============
Net Loss Per Share                              $        (0.27) $       (0.03)
                                                =============== ==============
Weighted average shares outstanding                  9,632,500      5,001,000
                                                =============== ==============
  The accompanying notes are an integral part of these financial statements.

                            Pacific WebWorks, Inc.
                       Statement of Stockholders' Equity

                                                         Common Stock       Paid In     Retained
                                                     Shares       Amount    Capital     Deficit
                                                   ------------ ---------- ---------- ------------
Balance at Inception on April 10, 1997                       -  $       -  $        - $         -

April 1997, shares issued for cash at $10 per share  4,999,000      4,999       5,001           -

Net loss December 31, 1997                                   -          -           -     (68,752)
                                                   ------------ ---------- ---------- ------------
Balance, December 31, 1997                           4,999,000      4,999       5,001     (68,752)

Net loss December 31, 1998                                   -          -           -    (150,465)
                                                   ------------ ---------- ---------- ------------
Balance, December 31, 1998                           4,999,000      4,999       5,001    (219,217)

Reverse merger & reorganization adjustment           5,000,000      5,000     995,000           -

September 1999, shares issued for insurance policy
   at $1.43 per share                                   14,000         14      19,986           -

December 1999, shares issued for payment on notes
   payable at $2.62 per share                          381,679        382     499,618           -

Warrants issued for consulting fees during 1999              -          -   1,255,800           -

Net loss December 31, 1999                                   -          -           -  (2,567,535)
                                                   ------------ ---------- ---------- ------------
Balance, December 31, 1999                          10,395,679  $  10,396  $2,775,404 $(2,786,752)
                                                   ============ ========== ========== ============


  The accompanying notes are an integral part of these financial statements.

                                       6

                        Pacific WebWorks, Inc.
                       Statement of Cash Flows

                                                            For the
                                                          Year Ended
                                                          December 31,
                                                        1999        1998
                                                  ------------- -------------
Cash Flows form Operating Activities:
  Net Income (loss)                               $ (2,567,535) $   (150,465)
  Adjustments to reconcile net (loss) to
   net cash provided by operations
     Depreciation & Amortization                        30,572        13,151
     Warrants issued for services                    1,255,800             -
     Bad Debt                                                -         4,055
     Loss on Investment                                 25,000             -
     Change in assets and liabilities:
       Accounts receivable                             (94,779)       13,828
       Accounts Payable and accrued expenses           121,064          (755)
       Prepaid expenses                                (29,549)            -
       Common stock issued for insurance                20,000             -
       Accounts receivable - related party              (6,800)            -
                                                  ------------- -------------
Net Cash Flows used in Operating Activities         (1,246,227)     (120,186)
                                                  ------------- -------------
Cash Flows from Investing Activities:
  Cash paid for property and equipment                (148,135)      (12,675)
  Cash paid for deposits                                     -        (5,250)
  Cash paid for technology                                   -             -
  Cash paid for investment                             (25,000)            -
  Cash from escrow                                     750,000             -
  Cash paid to related party                          (166,046)            -
                                                  ------------- -------------
Net Cash Paid for Investing Activities                 410,819       (17,925)
                                                  ------------- -------------
Cash Flows from Financing Activities:
   Cash from debt financing                            980,000       381,300
   Principle payments on Debt financing                      -      (239,323)
                                                  ------------- -------------
Net Cash Flows from Financing Activities               980,000       141,977
                                                  ------------- -------------
Net increase (decrease) in cash                        144,592         3,866

Cash and Cash Equivalents, beginning of period           9,306         5,440
                                                  ------------- -------------
Cash and Cash Equivalents, end of period          $    153,898  $      9,306
                                                  ============= =============

Supplemental Cash Flow Information
   Cash Paid for:
     Interest                                     $      1,400  $     14,262
     Taxes                                        $          -  $          -

                             (Continued)

                        Pacific WebWorks, Inc.
                       Statement of Cash Flows
                             (continued)


Supplemental Non-Cash Disclosures:

    During 1999, 14,000 shares of common stock were issued at $1.43 per share for a $20,000 insurance policy.

    During 1999, 381,679 shares of common stock were issued at $2.62 per share in payment of a $500,000 notes payable.

    During 1999, 400,000 warrants were issued for non-employee services performed during the year. These warrants are valued at $1,255,800.

    For 1999, the Company's share of the recognized loss in the joint venture is $25,000.

                        Pacific WebWorks, Inc.
                  Notes to The  Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

   a.  Organization

        Pacific WebWorks, Inc., ("the Company") was organized under the laws of the state of Nevada on May 18, 1987 as Asphalt Associates, Inc. On December 31, 1998 the board of directors changed the name of the Company to Pacific Webworks, Inc. On January 11, 1999, the Company merged with Utah Webworks, Inc., a Utah corporation organized April 10, 1997. The share exchange with Utah Webworks was accounted for as a reverse merger, therefore all financial information prior to January 11, 1999 is that of the accounting survivor being Utah Webworks. Utah Webworks is currently engaged in developing, selling and servicing computer and internet related software and hardware products.

   b.  Accounting Method

        The Company recognizes income and expenses on the accrual basis of accounting.

   c.  Earnings (Loss) Per Share

        The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is anti-dilutive. 400,000 potentially issuable common shares were excluded from the calculation because their effects were anti-dilutive.

   d.  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

   e.  Provision for Income Taxes

        At December 31, 1999, the Company has net operating loss carryforwards totaling approximately $2,786,752 that may be offset against future taxable income through 2013. No tax benefit has been reported in the 1999 financial statements since the loss carryforwards are offset by valuation allowance of the same amount.

       Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:

                                                 1999             1998
                                             ------------     -----------
           Deferred tax asset
              NOL carryforward               $   947,400      $   74,500
              Valuation allowance               (947,400)        (74,500)
                                             ------------     -----------
                                             $         -      $        -
                                             ============     ===========

   f.  Investment in Joint Venture

      The Company is a 50% member in World Commerce Network, LLC. The Company uses the equity method of accounting for this investment and does not consolidate its financial statements since it does not have a controlling interest.

                        Pacific WebWorks, Inc.
                  Notes to The  Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

   g.  Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates. Actual results could differ from those estimates.

   h.  Revenue Recognition

        The Company recognizes income and expense on the accrual basis of accounting. The Company receives revenues from services provided for internet software design and engineering. Pursuant to SOP 97-2, revenue is recorded when the services are completed. The Company also generates revenues from the sale or access to their internet design software technology. This product is sold separately without future performance such as upgrades or maintenance, and is not sold with PCS services, therefore according to SOP 97-2 revenue is recorded upon the sale and delivery of or access to the product once an agreement exists, the price is fixed and collectability is probable.

        Revenues generated from resellers are recorded in the same manner as to the end user, except delivery is directly to the end user rather than to the reseller. Revenue is recorded when all terms of SOP 97-2 as mentioned above are achieved.

        Trade receivables are due upon receipt of the invoice. An allowance has been made from potentially uncollectable accounts in the amounts of $3,798 and $6,600 for the periods ended December 31, 1999 and 1998, respectively.

   i.  Depreciation

        The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 1999 and 1998 is $28,572 and $11,151, respectively.

   j.  Major Customers

        During 1999 and 1998 the Company had major customers that individually accounted for 10% or more of the annual sales. During 1998, four customers generated sales in the amount of $118,744 or 68% of total sales as follows:

          Customer                 Sales           %
          ---------                ------          --
             A                     28,161          16
             B                     21,271          12
             C                     24,422          14
             D                     44,890          26

        During 1999, two customers generated sales in the amount of $124,344 or 41% of total sales as follows:

          Customer                 Sales           %
          --------                 ------          --
             A                     64,535          21
             B                     59,809          20

                        Pacific WebWorks, Inc.
                  Notes to the  Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

   k.  Impairment of Long Lived Assets

        Fixed assets are evaluated annually by management and if impaired are written down to the fair market value.

NOTE 2 - Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses since inception and is dependent on financing to continue operations. However, the Company believes that its current and developing sales channels, including the World Commerce Network sales operations will be sufficient to support its existing operations without any requirements for external financing. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 - Property and Equipment

        Property and Equipment consists of the following at December 31, 1999 and 1998:

                                        December 31,
                                      1999       1998
                                 ------------- -----------
      Computer Equipment         $     82,165  $   32,990
      Furniture and Fixtures           59,138       5,820
      Equipment                        39,558           -
      Software                         27,894           -
      Leasehold improvements            6,667           -
                                 ------------- -----------
          Total                       215,422      38,810
      Less Accumulated Depreciation   (44,029)    (15,457)
                                 ------------- -----------
                                      171,393      23,353
                                 ============= ===========

NOTE 4 - Notes Payable-Current

        During 1999, the Company received $980,000 cash and $20,000 of equipment from a company. In December 1999, $500,000 of the note was converted to 381,679 restricted shares of the company's common stock. The remaining balance of $500,000 matures on December 31, 2000.

NOTE 5 - Computer Software Costs

        On May 7, 1997, the Company entered into an agreement for assignment of a security interest and judgement from a bank for various software service codes and other technology they held. Pursuant to FASB 86, the Company capitalized these costs because the purchased software had alternative future use, being an integral part of the internet software design product sold to the public. Costs of maintaining the product is charged to expense when incurred. The Company paid $10,000 for the transfer of these software tools and is amortizing them over a five year life. Amortization expense is $2,001 and $2,000 for the years ended December 31, 1999 and 1998, respectively.

                        Pacific WebWorks, Inc.
                  Notes to the  Financial Statements
                      December 31, 1999 and 1998

NOTE 6 - Reverse Merger / Stock Split

        Effective January 11, 1999, Pacific Webworks, Inc. (a public Company) entered into an agreement and Plan of Reorganization with Utah Webworks, Inc., (a private company). The agreement provides for the merger of the Company into Utah Webworks to be treated as a reverse merger, thus making Utah Webworks the accounting survivor. Pursuant to the agreement the Company issued 5,000,000 shares of common stock to the shareholders of Utah Webworks for all shares of their Company. Because the historical financial information in these financial statements prior to the reverse merger (January 11, 1999) is that of the accounting acquirer (Utah Webworks), a 4,999 for 1 forward stock split adjustment has been retroactively applied to the shares of Utah Webworks, to show the effects of the reverse merger. The management of the Company resigned and the management and board of Utah Webworks filled the vacancy. Utah Webworks is in the business of software development for computer and internet systems. The public company had cash in escrow of $750,000 and a note receivable from Utah Webworks of $250,000 as its only assets. The cash and note receivable were contributed to Utah Webworks as an investment in subsidiary advanced for operations. This business combination was accounted for using the purchase method.

NOTE 7 - Investment in Joint Venture

        During 1999, the Company became a 50% member in World Commerce Network, LLC. For 1999, World Commerce Network, LLC has a net loss of $281,341, of which, $140,671 should be recognized by the Company. However, since the Company contributed only $25,000 in capital, the loss on investment is limited to this amount. The Company's book value in this investment at December 31, 1999 is $0.

NOTE 8 - Related Party

        During 1999, $166,046 has been recognized as a notes receivable from World Commerce Network, LLC. There is no provision for interest and the balance is due within the next twelve months.

         As of December 31, 1999, there is an accounts receivable of $6,800 due from World Commerce Network, LLC.

        Lamar Taylor, a previous officer and shareholder of the Company, advanced funds to the Company for operating capital in the amount of $131,300 during the period ended December 31, 1998. All advances were repaid during 1998.

NOTE 9 - Stock Warrants

        At January 1999, the Company had outstanding warrants to purchase 400,000 shares of the Company's common stock at prices ranging from $2.50 to
$6.00 per share.   The warrants became exercisable in January 1999 and expire in January 2004.  The warrants are exercisable as follows:

      150,000 warrants at $2.50
      100,000 warrants at $3.50
      100,000 warrants at $4.50
       50,000 warrants at $6.00

                        Pacific WebWorks, Inc.
                  Notes to the  Financial Statements
                      December 31, 1999 and 1998

NOTE 9 - Stock Warrants (continued)

         The warrants were issued to a public relations firm for promotional services to be provided for one year from issue date. To date, the warrant holder has not exercised any of the warrants. We accounted for these warrants per FASB 123 using the Black-Scholes model on the date the warrants became measurable per EITF 96-18. The measurement dates are as follows: 133,000 warrants on January 28, 1999, 67,000 warrants of July 27, 1999 and the remaining 200,000 on November 27, 1999. The resulting valuation for the warrants is $1,255,800 of which $1,242,584 was amortized in 1999. The balance of $13,216 will be amortized during the year 2000. As of the audit report date, no options have been exercised.

NOTE 10 - Commitments and Contingencies

        The Company is committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $8,700 and expires in December 2001.

        Future minimum lease payments are as follows:

      2000             $        104,400
      2001                      104,400
                       ----------------
      Total            $        208,800
                       ================

NOTE 11 - Fair Value of Financial Instruments

        Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

NOTE 12 - Incentive Stock Option Plan

      On December 1, 1999, the Company established an Incentive Stock Option Plan (the Plan). The Plan covers both current and prospective employees

      The exercise price for each option shall be established by the Company Board of Directors. The exercise price per share for an Incentive Stock Option can not be less than the fair market value of a share of stock on the effective grant date. Once granted 33% of the options vest after 1 year of service and the remaining 67% vests after the second year.

      As of December 31, 1999, there are 750,000 options granted and no options have yet vested. Per SFAS 123, the Company does not record compensation for the stock options until the employee performs the required service and the options are issued (vest). No options are exercisable after the expiration of 10 years after the effective grant date. The maximum number of shares to be issued under the plan is 1,000,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                               PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors, executive officers and key employees, as of the date hereof, and their respective ages and positions with us are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are chosen by our Board of Directors and serve at their discretion.

a) Directors and Officers



Name                      Age    Position Held
---------------------    -----   ---------------------------------
Christian R.  Larsen      25     President, Chief Executive Officer, Director
Mark S. Jensen            42     Chief Operating Officer, Acting Secretary
Mat Dastrup               37     Chief Financial Officer
Lamar P. Taylor           38     Director
Allan E. Oepping          25     Director
Eric K. Schmitter         25     Director
Benjamin A.  Black        27     Director

     Christian R. Larsen: Mr. Larsen serves as President and Acting Chief Executive Officer of Pacific WebWorks and has done so since April 1999. He will serve as President until April of 2000. For the two years prior to this he served as Chief Operating Officer for Pacific WebWorks, Inc. and as a consultant for Utah WebWorks. In July, 1993 he started Innovative Research and Animated Design, Inc. (the "IRAD") which developed custom and commercial software for animation and special effects. He served as President of IRAD from October 1993 until February 1997. IRAD grew to a Company employing 28 individuals. He has seven years' experience providing computer consulting and business management services. Mr. Larsen filed a Chapter 7 voluntary bankruptcy petition in May of 1997 in the District of Utah Central Division of the United States Bankruptcy Court, which was discharged in September of 1997.

     Mark S. Jensen: Mr. Jensen has served as Chief Operations Officer of our company since he joined us in June, 1999, after spending eighteen years in sales, operations, and services in the software industry. Prior to Joining Pacific WebWorks, Inc., he served as Operations Manager for the western U.S. division of GEAC Commercial Systems, a division of GEAC Computers, Inc., which specializes in the development and sale of application software. There Mark integrated the acquired operations of ProMation Inc. and Libra Signature Software. He held this position from August 1996 to June 1999. Prior to his employment with GEAC, Mark was the General Manager for ProMation Inc., a construction application software provider. Mark began his career with ProMation as its Vice President of Sales, and held that position from 1990 to 1996. Mark graduated with a B.A. in Business Administration and Marketing from Weber State University in 1981.

     Mat Dastrup: Mr. Dastrup serves as Chief Financial Officer and has been with the company since July, 1999. He brings twelve years of experience including three years with Price Waterhouse, which firm he left as a senior accountant. He has over five years experience as CFO for North American Arms, Inc. and for S & S Power, Inc. He graduated with a B.S. in Accounting and a B.A. in Japanese Literature from Brigham Young University in 1987.

     Lamar P. Taylor: Mr. Taylor was the founder of Utah WebWorks, Inc. He currently serves as a Director of the Company. He served as President for Utah WebWorks from April of 1997 until it merged with Pacific WebWorks in April, 1999. Mr. Taylor then served as President and Chief Executive Officer of Pacific WebWorks until May, 1999. From 1994 through 1997, Mr. Taylor worked as a senior animator for IRAD, producing two dimensional and three dimensional computer animation for television commercials, promotional videos and medical simulations from 1994 to 1997. From 1991 through 1994, Mr. Taylor was employed as the Freelance Technical Director for Shockwave Entertainment, Inc. There he created interactive video graphics for feature films including True Lies and Lawnmower Man. He received his B.A. with Honors from California State University, Los Angeles in 1991.

     Allan E. Oepping: Mr. Oepping serves as a Director and as Pacific WebWorks' Vice President of Engineering. He is a Microsoft Certified Professional (MCP) and has fourteen years' experience working with computer hardware and software. He started with Utah WebWorks in November of 1997 as an independent consultant, then became its Technical Director in August of 1998. He was the head programmer for IRAD for five years. While at IRAD, Allan developed several new technologies, including a spatial division/isolation technique which speeds up renderings from 200% to 700%. He attended Salt Lake Community College in Salt Lake City, Utah during 1994. Mr. Oepping filed a Chapter 7 voluntary bankruptcy petition on March 2, 1998, in the District of Utah, Central Division of the United States Bankruptcy Court. The petition was discharged on June 12, 1998.

     Eric K. Schmitter: Mr. Schmitter serves as a Director. He started with Utah WebWorks as the Creative Director in April of 1997. He has two years experience in animation and two years experience in software sales. He attended the University of North Texas during 1993 and the University of Utah in 1994. In 1988, Mr. Schmitter filed a Chapter 13 voluntary bankruptcy petition, which later converted to a Chapter 7, in the District of Utah, Central Division, of the United States Bankruptcy Court. The petition was subsequently discharged later that year.

     Benjamin A. Black: Mr. Black serves as a Director. He has five years' experience in software development programming. He has worked as Senior Programmer for Utah WebWorks since April of 1997. He was lead programmer at IRAD from 1994 through 1997. In 1995 he received his Associate of Science degree in electronics technology from Salt Lake Community College in Salt Lake City, Utah. He is a Microsoft Certified Professional (MCP) and is experienced in advanced programming languages including C, C++, and Perl.

     Board of Directors: Our Articles of Incorporation provide for a board of directors consisting of at least 3, but no more than 9 persons. Our directors serve for terms of one year.

b) Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all
Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 1999, and written representation from certain reporting persons that no Forms 5 were required, we believe all filing requirements under Section 16(a) were complied with in a timely manner.

                   ITEM 11: EXECUTIVE COMPENSATION

     No executive officer has received compensation in excess of $100,000 during the past fiscal year. Our Chief Executive Officer's compensation was $60,000 for 1999.

     Each executive officer is compensated at a different level, however the compensation structure for the officers is the same. Executive compensation is based upon a base salary with bonuses being established upon a percentage of gross sales. Total salaries and bonuses are also capped. There is also a program under which executives are compensated in the form of stock options which are awarded based on sales or performance milestones and can be executed at $2.00 a share. We determine an executive's availability to participate in the program by our accomplishment of revenue milestones. Upon reaching a specified milestone as determined by our Board, each executive can receive a bonus which does not exceed $150,000 when added to his or her base salary. Executive officers and employees are treated equally with respect to sick time, paid holidays, and medical insurance. We value these benefits at approximately $6,100 per year, based upon an average annual salary of $35,000.

     Compensation of Directors. We do not have any standard compensation arrangements for our directors.

     Employment Contracts. In April of 1999 we adopted a policy to enter into employment agreements with our senior management. Each agreement is effective for one year and will be automatically renewed annually unless terminated.
Mr. Larsen, our Chief Executive Officer, will receive an annual base salary of $60,000 and bonuses not to exceed an additional $65,000. Mr. Jensen, our highest paid officer, will receive a base salary of $75,000 and bonuses not to exceed another $75,000. Each of our senior managers receives medical insurance. Each may be terminated for cause if he or she acts improperly or negligently in his position, engages in dishonest or illegal conduct, and/or breaches our policies and procedures. Each may be terminated for disability if he fails to perform duties for 90 consecutive days for mental or physical health reasons. Each promises to not compete with us for a period of one year after his or her employment expires or terminates, unless he assures us in writing that confidential and proprietary information will not be jeopardized. All inventions and improvements in our products or methods of conducting business shall remain our property. Each agrees not to solicit employees, customers or others for a period of two years after the termination of his employment. After termination or resignation, each agrees not to disclose or use confidential or proprietary information. The agreements provide compensation if we have a change in control or if the person resigns, or the employment is terminated.


          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of: (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our directors, and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 10,395,679 shares of common stock outstanding as of March 8, 2000.

                      CERTAIN BENEFICIAL OWNERS

                                   Common Stock Beneficially Owned
                                   -----------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock          Percentage of Class
------------------------------     -------------------   -------------------

Net Strategic Investments, LLC         1,117,500*           10.7%
1986 E.  Falcon Hill Circle
Sandy, Utah 84092

LVT Associates, LLC                    1,665,000**          16.0%
2247 Emerson
SLC, UT 84108

                              MANAGEMENT

                                   Common Stock Beneficially Owned
                                   --------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock          Percentage of Class
--------------------------------   -------------------  --------------------
Lamar P.  Taylor                      1,665,000**            16.0%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Allan E.  Oepping                       725,000               7.0%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Eric K.  Schmitter                      500,000               4.8%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Benjamin A.  Black                      500,000               4.8%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

All executive officers and
  directors as a group                3,390,000              32.6%

     *Christian Larsen's father owns all of the outstanding stock of Net Strategic Funding, Inc., the corporation which owns all of the interest of Net Strategic Investments, LLC. Mr. Christian Larsen has disclaimed beneficial ownership of such shares.

     ** Mr. Taylor is one of two members of LVT Associates, LLC and shares voting and investment power with such LLC.

     Currently Christian Larsen does not own any of our stock. Mark Jensen and Mat Dastrup have options to purchase 260,000 and 240,000 shares, respectively, one third of which are exercisable on December 31, 2000, and the remaining two thirds of which are exercisable on December 31, 2001.

       ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions we have either engaged in during the past two years or propose to engage in involving our executive officers, directors, 5% stockholders, or immediate family members of such persons:

     In December of 1998, Asphalt Associates issued an aggregate of 200,000 common shares valued at $20,000 for consulting services it received. Of these shares, 120,000 common shares were issued to James R. Glavas, our president prior to the merger with Utah WebWorks, and 80,000 shares were issued to Tony Glavas, his son.

     Lamar Taylor, an officer and shareholder of Utah WebWorks, advanced funds to Utah WebWorks for operating capital in the amount of $131,300 during the period ended December 31, 1998. All advances were repaid during 1998.

     Pursuant to the Merger Agreement, $1,000,000 was placed in an escrow account by Asphalt Associates, our predecessor in interest, to be disbursed to the merged entity. We were loaned $250,000 of such funds by Asphalt Associates, Inc. as a 30 day interest free loan in order to allow us to satisfy a debt pending the merger. The note payable was credited to our value in determining the number of shares each party's shareholders received. Accordingly, each group of shareholders received 5,000,000 shares in the merged entity. The balance of the funds ($750,000) was distributed to us between January and June of 1999.

     During 1999, $166,046 was recognized as a note receivable from World Commerce Network, LLC, our subsidiary. There is no provision for interest and the balance is due within the next twelve months. As of December 31 1999, there is an accounts receivable of $6,800 due from World Commerce Network, LLC.

                               PART III


ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number    Description                                               Location
-------   ----------------------------------------------           ----------
2.1       Articles of Merger for Asphalt Associates, Inc.,             *
          dated January 6, 1999

2.2       Agreement and Plan of Merger between Asphalt                 *
          Associates, Inc., and Utah WebWorks, Inc., dated January 11, 1999

2.3       Purchase Agreement between Pacific WebWorks and U.S.         **
          Merchant Systems, dated February 22, 2000

3.1       Articles of Incorporation of Asphalt Associates, Inc.        *

3.2       Amended and Restated Bylaws of Pacific WebWorks, Inc.        *

10.1      Master Service Agreement between Electric Lightware,         *
          Inc and Utah WebWorks, Inc., dated February 2, 1998

10.2      Internet Access Agreement, Addendum to Master                *
          Service Agreement  between Electric Ligntwave, Inc.
          and Utah WebWorks, Inc., dated  February 2, 1998

10.3      Form of Employment Agreement                                 *

10.4      Development, License and Service Agreement between          *
          American  Home Business Association and Utah WebWorks,
          Inc., dated  April 15, 1999

10.5      Lease Agreement between Utah WebWorks and Westgate          *
          Business Center, dated January 11, 1999

10.6      Letter Agreement between Utah WebWorks, Inc. and            *
          IntelliPay, Inc.

10.7      Consulting Agreement between Columbia Financial Group       *
          and Pacific WebWorks, Inc. dated January 26, 1999

10.8      Strategic Reseller Agreement with U.S. Merchant Systems     *

10.9      Amended Form of Reseller Agreement                          *

10.10     Promissory Note issued to Capital Communications, Inc.      *

27.1      Financial Data Schedule                                See Attached
 __________________

     * Incorporated by reference to Form 10, as amended, filed July 16, 1999.

    ** Incroporated by reference to Form 8-K, filed March 10, 2000

(b)     Reports on Form 8/K

     On March 2, 2000 Pacific WebWorks filed a Form 8-K regarding the letter of intent to acquire IntelliPay, Inc. No financial statements were filed.

     On March 10, 2000, Pacific WebWorks filed a Form 8-K regarding the acquisition of an additional 1% interest in World Commerce Network. No financial statements were filed.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pacific WebWorks, Inc.



       3/28/00                   /s/ Christian Larsen
Date: ____________          By: ______________________________________
                                     Christian Larsen,
                                     President, Chief Executive Officer,
                                     Director

     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





       3-28-00                   /s/ Mat Dastrup
Date: __________                ________________________________________
                                     Mat Dastrup
                                     Chief Financial Officer

       3/28/00                   /s/ Mark Jensen
Date: _________                 _______________________________________
                                     Mark Jensen
                                     Chief Operating Officer


       3/28/00                   /s/ Lunar P Taylor
Date: ________                  ________________________________________
                                     Lamar P.  Taylor
                                     Director

       3/28/00                  /s/  Allan E. Oepping
Date: ________                  _________________________________________
                                     Allan E. Oepping, Director