Form 10-Q
period 2000-03-31
PACIFIC WEBWORKS INC
filed 2000-05-11
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No. 000-26731

                            Pacific WebWorks, Inc.
            (Exact name of registrant as specified in its charter)

           Nevada                                 87-0627910
(State of incorporation)                      (I.R.S. Employer
                                               Identification No.)

                        180 South 300 West, Suite 400
                          Salt Lake City, Utah 84101
                                (801) 578-9020
      (Address and telephone number of principal executive offices and principal place of business)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

     As of May 9, 2000, the Registrant had a total of 12,800,342 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........10

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds..........................14

Item 5: Other Events.......................................................15

Item 6:  Exhibits and Reports filed on Form 8-K............................15

Signatures.................................................................17

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                            Pacific Webworks, Inc.
                                And Subsidiary
                      Consolidated Financial Statements

                                March 31, 2000

                         CROUCH, BIERWOLF & CHISHOLM
                         Certified Public Accountants
                         50 West Broadway, Suite 1130
                          Salt Lake City, Utah 84101
                            Office (801) 363-1175
                              Fax (801) 363-0615



                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Pacific Webworks Inc.
Salt Lake City, Utah


We have reviewed the accompanying condensed consolidated balance sheet of Pacific Webworks, Inc. and subsidiary as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the period then
ended.   These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.



/s/ Crouch, Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm
May 3, 2000

                            Pacific Webworks, Inc.
                         Consolidated Balance Sheets


                                    Assets
                                                       March 31   December 31
                                                          2000       1999
                                                     ------------ ------------
Current Assets(unaudited)
   Cash and Cash Equivalents                         $   127,087  $   153,898
   Accounts Receivable (net of allowance of
    $12,798 and $3,798, respectively)                    433,010      101,429
   Employee Receivable                                     7,474        4,578
   Prepaid Expenses                                        9,022       16,333
   Accounts Receivable - Related Party                         -        6,800
   Notes Receivable - Related Party                            -      166,046
   Note Receivable                                       153,000            -
                                                     ------------ ------------
Total Current Assets                                     729,593      449,084
                                                     ------------ ------------

Property and Equipment                                   183,127      171,393
                                                     ------------ ------------
Other Assets
   Goodwill, net                                         237,687            -
   Deposits                                                5,250        5,250
   Computer Software Costs                                 4,333        4,832
                                                     ------------ ------------
Total Other Assets                                       247,270       10,082
                                                     ------------ ------------

      Total Assets                                   $ 1,159,990  $   630,559
                                                     ============ ============

                     Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                  $   415,152  $    74,550
   Accrued Expenses                                      127,123       70,177
   Notes Payable                                       1,178,730      500,000
                                                     ------------ ------------
Total Current Liabilities                              1,721,005      644,727
                                                     ------------ ------------

Minority Interest                                              -            -
                                                     ------------ ------------
Stockholders' Equity
   Common Stock, authorized 50,000,000 shares of no
    par value, issued and outstanding 10,400,342 and
    10,395,679 shares                                     10,400       10,396
   Deferred Compensation                                       -      (13,216)
   Paid in Capital                                     2,759,080    2,775,404
   Retained Deficit                                   (3,330,495)  (2,786,752)
                                                     ------------ ------------
       Total Stockholders' Equity                       (561,015)     (14,168)
                                                     ------------ ------------

Total Liabilities and Stockholders' Equity           $ 1,159,990  $   630,559
                                                     ============ ============

  The accompanying notes are an integral part of these financial statements.

                            Pacific Webworks, Inc.
                    Consolidated Statements of Operations

                                                 For the three  For the three
                                                 months ended   months ended
                                                 March 31       March 31
                                                 2000           1999
                                                 -------------- -------------
SALES                                            $   1,992,032  $      4,499

COST OF GOODS SOLD                                     266,893         1,276
                                                 -------------- -------------

GROSS PROFIT                                         1,725,139         3,223
                                                 -------------- -------------
OPERATING EXPENSES
   General And Administrative Expenses                 741,157       142,567
   Sales                                             1,431,393        35,086
   Research and Development                             81,116        35,563
                                                 -------------- -------------

TOTAL OPERATING EXPENSES                             2,253,666       213,216
                                                 -------------- -------------

OPERATING INCOME (LOSS)                               (528,527)     (209,993)
                                                 -------------- -------------
OTHER INCOME AND (EXPENSES)
   Interest Expense                                    (15,215)            -
   Minority Interest                                         -             -
                                                 -------------- -------------
     Total Other Income and (Expenses)                 (15,215)            -
                                                 -------------- -------------

NET INCOME (LOSS)                                $    (543,742) $   (209,993)
                                                 ============== =============
NET INCOME (LOSS) PER SHARE$                              (.05) $       (.03)
                                                 ============== =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES            10,400,342     8,333,500
                                                 ============== =============

  The accompanying notes are an integral part of these financial statements.

                            Pacific Webworks, Inc.
                    Consolidated Statements of Cash Flows

                                                 For the three  For the three
                                                 months ended   months ended
                                                 March 31       March 31
                                                 2000           1999
                                                 -------------- -------------
Cash Flows From Operating Activities

Net income (loss)                                $    (543,742) $   (209,993)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                          32,842         4,942
   Bad Debt                                              9,000             -
   Minority Interest                                         -             -
   Loss on Investments                                 (25,000)            -
  Change in Assets and Liabilities (Net of
  effects of acquisition of WCN)
  (Increase) Decrease in:
   Accounts Receivable                                (297,373)       (7,591)
   Other Receivables                                    (2,896)            -
   Prepaid Expenses                                      7,311             -
   Increase/(decrease) in:
   Accounts Payable and Accrued Expenses               380,202        (2,634)
   Deferred Expenses                                         -      (166,667)
                                                 -------------- -------------
     Net Cash Provided (Used) by
       Operating Activities                           (439,656)     (381,943)
                                                 -------------- -------------
Cash Flows from Investing Activities
  Cash paid for Notes Receivable                      (153,000)            -
  Purchase of Property and Equipment                   (18,788)      (23,334)
  Cash paid for deposits                                     -        (4,350)
  Cash acquired in acquisition                           5,628        50,000
                                                 -------------- -------------
     Net Cash Provided (Used) by
       Investing Activities                           (166,160)       22,316
                                                 -------------- -------------
Cash Flows from Financing Activities
  Proceeds from debt financing                         579,005       210,000
  Principal payments on debt financing                       -      (210,000)
  Warrants issued for services                               -       200,000
                                                 -------------- -------------
     Net Cash Provided (Used) by
      Financing Activities                             579,005       200,000
                                                 -------------- -------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                      (26,811)      540,373
                                                 -------------- -------------
Cash and Cash Equivalents
  Beginning                                            153,898         9,306
                                                 -------------- -------------

  Ending                                         $     127,087  $    549,679
                                                 ============== =============

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                     $           -  $          -
                                                 ============== =============
  Cash payments for income taxes                 $           -  $          -
                                                 ============== =============

Supplemental Schedule of Noncash Investing and Financing Activities

 Common shares issued for services               $          -   $          -
                                                 ============== =============

  The accompanying notes are an integral part of these financial statements.

                            Pacific Webworks, Inc.
                                March 31, 2000


NOTES TO FINANCIAL STATEMENTS

           Pacific Webworks, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

           The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ACQUISITION OF WORLD COMMERCE NETWORK, LLC

            Effective January 1, 2000, the Company issued 4,663 shares of its common stock to U.S. Merchant Systems, Inc. for 1% of the outstanding stock of World Commerce Network, LLC. (WCN) The shares were valued at $9,180. The issuance increases the Company's ownership in WCN to 51% and WCN therefore becomes a subsidiary of the Company. The operations of WCN have been consolidated with the Company's operations effective January 1, 2000. Prior to the additional 1% purchase, the Company owned 50% of WCN and recorded its investment using the equity method. The balance at December 31, 1999 was $0.

      In this report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc.

                          FORWARD LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWork's control. These factors include but are not limited to economic conditions generally and in the industries in which Pacific WebWorks may participate; competition within Pacific WebWork's chosen industry, including competition from much larger competitors; technological advances and failure by Pacific WebWorks to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Pacific WebWorks develops business software technologies for Internet merchants. During the first quarter of 2000 we recorded revenues of $1,992,032, this was a significant increase compared to the first quarter of 1999 revenues of $4,499. Our net loss was $543,742, or $0.05 per share, for the first quarter of 2000 compared to$209,993, or $0.03 per share, for the first quarter of 1999.

      We have posted net losses from our inception and our independent auditors, Crouch, Bierwolf & Chisholm report that this history of losses raises doubt about our ability to continue as a going concern without financing. However, management believes our current and developing sales channels will be sufficient to support our existing operations for the short term.

Acquisitions.

       In March of 2000 we acquired an additional 1% interest in World Commerce Network LLC, which is a marketing company we formed to promote and sell products from Pacific WebWorks, U.S. Merchant Systems, and IntelliPay Inc. This additional 1% gave us a 51% total interest in World Commerce
Network.   World Commerce Network has recently begun an Internet Business
Opportunity seminar series offering affiliate opportunities to distribute products of Pacific WebWorks, U.S. Merchant Systems and IntelliPay. World Commerce Network anticipates it will be able to present Pacific WebWorks products to over 500 potential purchasers and affiliates each week. Management believes World Commerce Network will continue to improve our revenues through the acquisition of new merchants and resale opportunities to existing merchants.

      On April 4., 2000 we signed a reorganization agreement to acquire all of the outstanding shares of IntelliPay, Inc., a Delaware corporation. We issued 2,400,000 common shares, valued at $8,400,000, in exchange for 1000 shares of IntelliPay held by 18 shareholders. IntelliPay became our wholly owned subsidiary. We have been involved in a joint venture with IntelliPay to establish MainStreetSquare.com, an online shopping portal. Management believes this acquisition will combine merchant bases of Pacific WebWorks and IntelliPay, which opens up marketing and revenue opportunities. In addition, IntelliPay will become a key source of payment technologies for future products of Pacific WebWorks.

Results of Operations.

     The following table summarizes the results of our operations for the three months ended March 31, 2000 and 1999.

                                          Three Months Ended March 31
                                                2000         1999
                                          -------------- --------------
Sales                                         1,992,032          4,499

Cost of Goods Sold                              266,893          1,276

Gross Profit                                  1,725,139          3,223

Operating Expenses
   General & Administrative                     741,157        142,567
   Sales                                      1,431,393         35,086
   Research and Development                      81,116         35,563

Total Operating Expense                       2,253,666        213,216

Operating Income (Loss)                        (528,527)      (209,993)

Net Income (Loss)                              (543,742)      (209,993)

   We receive revenues for sale or access to our software technology sold by us or by our resellers. We also receive revenues from services provided for website design. During the first quarter we began seeing significant revenues from our joint venture in World Commerce Network. The success of the initial seminars conducted early in the first quarter of 2000 led us to expand our seminar funding to include a second team. Seminars conducted by our second team began late in the first quarter of 2000. Recognized revenue follows approximately three weeks after the sale is written at the seminar. Only after merchant account approval and lease approval is revenue recognized.

   We generated $ 1,992,032 in sales for the 2000 quarter, an increase of $1,797,685 or 925% over the fourth quarter of 1999. This completes our fourth straight quarter of over 100% per quarter growth. This growth is due to our marketing efforts through World Commerce Network and the continued growth of our existing sales channels.

   Cost of goods sold for the 2000 quarter decreased to 13.3 % of revenues, or costs of $ 266,993, in comparison to 28.4% of revenues in the 1999 quarter. The decrease was primarily due to renegotiated lower prices for merchant accounts. Accordingly our gross profit was 86.7 % of revenues for the 2000 quarter compared to 71.6 % of revenues for the 1999 quarter.

   Total operating expenses were 113 % of revenues, or $2,253,666, for the 2000 quarter as compared to $213,216, or 4,379 %, of revenues in the 1999 quarter. This includes $557,717 in expenses for Pacific WebWorks and $1,695,949 in expenses for World Commerce Network. Because of the delay in revenue recognition as discussed above, these costs appear abnormally high as a percentage of revenues. Consolidated general and administrative costs increased to $741,157 in the 2000 quarter from $142,567 in the 1999 quarter. Growth in general and administrative costs is primarily attributed to the overhead in World Commerce Network.

   Sales expenses, which include both sales and marketing expenses, grew $1,396,307 compared to the 1999 quarter. This included radio advertising on the Utah Jazz radio network, and direct mail of approximately 100,000 mail pieces per week. Sales expenses grew due to investments into World Commerce Network seminar teams and increased commissions paid to existing Pacific WebWorks sales channels. Over $300,000 of expenses in World Commerce Network were dedicated to funding the second team.

   Research and development expenses, including all costs for product design, programming, and quality control, were $45,553 higher for the 2000 quarter compared to the 1999 quarter. As a percentage of sales, the actual costs decreased from 790% in 1999 to 4% in the same quarter in 2000.

   Our operating loss was 26.5% of revenues for the 2000 quarter compared to
466.7% of revenues for 1999 quarter.   The primary source of our losses
relates to our investment in the growth of our marketing subsidiary, World Commerce Network. The loss attributable to Pacific WebWorks operations was $.01 per share, while the loss relating to World Commerce Network was $.04 per share.


Liquidity and Capital Resources.

   For the quarter ended March 31, 2000, we had $127,087 cash on hand and total current assets of $729,593, compared to $153,898 cash on hand and total current assets of $449,084 for the year ended December 31, 1999. This increase in total current assets was primarily due to the increase in accounts receivable related to the increase in sales in the quarter. $433,010 was recorded for accounts receivable and a $153,000 note receivable was recorded from IntelliPay, Inc. The IntelliPay note receivable represents our commitments to their operations during the period we were discussing the potential acquisition of their operations. The acquisition was completed in the second quarter of 2000, as discussed above.

   Total current liabilities increased to $1,721,005 for the first quarter
compared to $644,727 for the 1999 year end.   Of this total, $986,650 related
to notes payable to Capital Communications. An additional $192,080 of the notes were with the minority partner in World Commerce Network. Trade accounts payable of $415,152 made up 42.6% of these liabilities.

   Net cash used by operating activities for the 2000 quarter was $439,656. Net cash used by investing activities was $166,160, primarily due to cash paid on the note receivable from IntelliPay, Inc. Net cash provided by financing activities for the 2000 quarter was $579,005 and proceeds from debt financing.

   Based on our revenues for the 2000 quarter, management believes that we have sufficient resources available to us to continue our product development efforts and to continue our sales, marketing, and promotional activities for Visual WebTools . However, we operate in a very competitive industry in which large amounts of capital are required in order to develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

   While we may be able to fund our operations through our revenues for the short term, we currently anticipate using private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

   In January 2000, we issued 400,000 warrants to Columbia Financial at a strike price of $3.50 for investor relations services to be provided for us during the year 2000. Currently Columbia holds 800,000 warrants to purchase our common stock.

   In February we agreed to sell 400,000 common shares for $1,000,000 with warrants for the purchase of an additional 600,000 common shares at strike prices ranging from $5.00 to $7.50 per share. Upon closing of this transaction we will realize the $1 million and may also receive additional
proceeds from the exercise of the warrants.   However, the holders of the
warrants have total discretion whether or not they exercise the warrants. We cannot assure that all of the warrants will be exercised before their expiration in 2004 and 2005. If all our outstanding warrants are exercised we would realize $6,375,000 in proceeds.

Factors Affecting Future Performance

   Actual development costs will depend on a number of factors, including our ability to negotiate favorable licensing agreements with resellers; the number of our resellers; the software and services for which they subscribe; the nature and success of our products and services; establishing brand recognition of our products; regulatory changes; and changes in technology.
In addition, our actual expenses and revenues could vary materially from the amounts we anticipate or budget, and such variations may affect the additional financing needed for our operations. Accordingly, there can be no assurance that we will be able to obtain the capital that we will require.

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

                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 16, 2000 we issued 4,663 common shares valued at $9,180 to U.S. Merchant Systems, Inc. for an additional 1% interest in World Commerce
Network, L.L.C.    The issuance of such shares was exempt from registration
under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

   On January 10, 2000 we granted warrants for the purchase of 400,000 common shares at a $3.50 per share strike price to Columbia Financial Group in consideration for investor relation services. These warrants expire on January 10, 2005. The issuance of these warrants was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 5: OTHER INFORMATION

   On February 22, 2000, we entered into a Registration Rights Agreement which required Pacific WebWorks to file a registration statement with the Securities and Exchange Commission to register for resale an aggregate of 1,800,000 common shares. We agreed to register these shares in connection with separate agreements between us and the selling stockholders.

   In January of 1999 and again in January of 2000 we entered into a Consultant Agreement with Columbia Financial Group, Inc. Under each agreement Columbia Financial accepted warrants to purchase 400,000 common shares in consideration for the services they would provide to Pacific WebWorks as its investors relations firm. In February of 2000 we agreed to include these warrants to purchase 800,000 common shares in the Registration Rights Agreement. The warrants issued to Columbia Financial in consideration for their services were exercisable on the date of each agreement. None of the warrants issued have been exercised as of the date of this filing.

   In February 2000 we entered into purchase agreement with two accredited investors for the purchase by those investors of up to 400,000 units for $1,000,000. Each unit consisted of one share of our common stock and one "A" Warrant and one "B" Warrant. The "A" Warrant grants the investor the right to purchase one additional share at an exercise price of $5.00 and the "B"
Warrant grants the investor the right to purchase 1/2 of one additional share at an exercise price of $7.50. Upon closing each investor will acquire 200,000 common shares, one "A" Warrant to purchase an additional 200,000 common shares and a "B" Warrant to purchase an additional 100,000 common shares.

   The registration agreement requires Pacific WebWorks to file a registration statement by April 15, 2000, however, we have been granted an extension to May 30, 2000. We agreed to use our best efforts to cause the registration statement to be effective by July 1, 2000. Also, each investor has promised not to acquire or own more than 4.99% of Pacific WebWorks' outstanding common stock at any time. The registration agreement will terminate upon the earliest of the following:

       When all of the registered common shares have been sold by the investors;

       When the investors obtain an opinion of legal counsel that they may sell the shares under the provisions of Rule 144; or

       five years from the closing date.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit      Description
------       -----------
10.1         Consultant Agreement between Columbia Financial Group and Pacific
             WebWorks, dated January 10, 2000.

24           Consent of Crouch, Bierwolf & Chisholm, dated May 3, 2000

27           Financial Data Schedule


(b)  Reports on Form 8-K.

   On March 2, 2000 Pacific WebWorks, Inc. filed a Form 8-K regarding the signing of a letter of intent between Pacific WebWorks, Inc. and IntelliPay for the acquisition of IntelliPay as a wholly owned subsidiary. No financial statements were filed.

   On March 10, 2000 Pacific WebWorks filed a Form 8-K regarding the acquisition of an additional 1% interest in World Commerce Network. No financial statements were filed.

   On April 19, 2000 Pacific WebWorks, Inc. filed a Form 8-K regarding the signing of an agreement for acquisition of IntelliPay. No financial statements were filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pacific WebWorks, Inc.


        May 10, 2000                        /s/ Christian Larsen
Date: ___________________________      By: ________________________________
                                             Christian Larsen, President, C.E.O.


        5/10/00                              /s/ Mat Dastrup
Date: ___________________________      By: ________________________________
                                                 Mat Dastrup,
                                                 Chief Financial Officer