Form 10QSB/A
period 2000-03-31
PACIFIC WEBWORKS INC
filed 2000-05-15
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                                 Amendment 1

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

/s/ Crouch Bierwolf & Chisholm


Crouch, Bierwolf & Chisholm
May 3, 2000

                            Pacific Webworks, Inc.
                         Consolidated Balance Sheets

                                    Assets
                                                     March 31    December 31
                                                       2000         1999
                                                  ------------- -------------
Current Assets                                      (unaudited)
   Cash and Cash Equivalents                      $    127,087  $    153,898
   Accounts Receivable (net of allowance of
    $12,798 and $3,798, respectively)                  433,010       101,429
   Employee Receivable                                   7,474         4,578
   Prepaid Expenses                                      9,022        16,333
   Accounts Receivable - Related Party                       -         6,800
   Notes Receivable - Related Party                          -       166,046
   Note Receivable                                     153,000             -
                                                  ------------- -------------
Total Current Assets                                   729,593       449,084
                                                  ------------- -------------

Property and Equipment                                 183,127       171,393
                                                  ------------- -------------
Other Assets
   Goodwill, net                                       237,687             -
   Deposits                                              5,250         5,250
   Computer Software Costs                               4,333         4,832
                                                  ------------- -------------
Total Other Assets                                     247,270        10,082
                                                  ------------- -------------

      Total Assets                                $  1,159,990  $    630,559
                                                  ============= =============

                     Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                               $    415,152  $     74,550
   Accrued Expenses                                    127,123        70,177
   Notes Payable                                     1,178,730       500,000
                                                  ------------- -------------
Total Current Liabilities                            1,721,005       644,727
                                                  ------------- -------------

Minority Interest                                            -             -

Stockholders' Equity
   Common Stock, authorized 50,000,000 shares of
     no par value, issued and outstanding
     10,400,342 and 10,395,679 shares                   10,400        10,396
   Deferred Compensation                                     -       (13,216)
   Paid in Capital                                   2,759,080     2,775,404
   Retained Deficit                                 (3,330,495)   (2,786,752)
                                                  ------------- -------------
       Total Stockholders' Equity                     (561,015)      (14,168)
                                                  ------------- -------------

Total Liabilities and Stockholders' Equity        $  1,159,990  $    630,559
                                                  ============= =============

  The accompanying notes are an integral part of these financial statements.

                            Pacific Webworks, Inc.
                    Consolidated Statements of Operations

                                               For the three   For the three
                                               months ended    months ended
                                               March 31        March 31
                                               2000            1999
                                               --------------  -------------
SALES                                          $   1,992,032   $      4,499

COST OF GOODS SOLD                                   266,893          1,276
                                               --------------  -------------

GROSS PROFIT                                       1,725,139          3,223
                                               --------------  -------------
OPERATING EXPENSES
   General And Administrative Expenses               741,157        109,234
   Sales                                           1,431,393         35,086
   Research and Development                           81,116         35,563
                                               --------------  -------------

TOTAL OPERATING EXPENSES                           2,253,666        179,883
                                               --------------  -------------

OPERATING INCOME (LOSS)                             (528,527)      (176,660)
                                               --------------  -------------
OTHER INCOME AND (EXPENSES)
   Interest Expense                                  (15,215)             -
   Warrants Issued for Services                            -     (1,062,317)
                                               --------------  -------------
     Total Other Income and (Expenses)               (15,215)    (1,062,317)
                                               --------------  -------------

NET INCOME (LOSS)                              $    (543,742)  $ (1,238,977)
                                               ==============  =============

NET INCOME (LOSS) PER SHARE                    $        (.05)  $       (.15)
                                               ==============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          10,400,342      8,333,500
                                               ==============  =============

  The accompanying notes are an integral part of these financial statements.

                            Pacific Webworks, Inc.
                    Consolidated Statements of Cash Flows


                                               For the three   For the three
                                               months ended    months ended
                                               March 31        March 31
                                               2000            1999
                                               --------------  -------------
Cash Flows From Operating Activities

Net income (loss)                              $    (543,742)  $ (1,238,977)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                        32,842      1,067,259
   Bad Debt                                            9,000              -
   Minority Interest                                       -              -
   Loss on Investments                               (25,000)             -
Change in Assets and Liabilities (Net of
 effects of acquisition of WCN)
  (Increase) Decrease in:
   Accounts Receivable                              (297,373)        (7,591)
   Other Receivables                                  (2,896)             -
   Prepaid Expenses                                    7,311              -
   Increase/(decrease) in:
   Accounts Payable and Accrued Expenses             380,202         (5,634)
                                               --------------  -------------
     Net Cash Provided (Used) by
      Operating Activities                          (439,656)      (184,943)
                                               --------------  -------------
Cash Flows from Investing Activities
  Cash paid for Notes Receivable                    (153,000)             -
  Purchase of Property and Equipment                 (18,788)       (20,334)
  Cash paid for deposits                                   -         (4,350)
  Cash acquired in acquisition                         5,628        750,000
                                               --------------  -------------
     Net Cash Provided (Used) by
      Investing Activities                          (166,160)       725,316
                                               --------------  -------------
Cash Flows from Financing Activities

  Proceeds from debt financing                       579,005        210,000
  Principal payments on debt financing                     -       (210,000)
                                               --------------  -------------
     Net Cash Provided (Used) by
       Financing Activities                          579,005              -
                                               --------------  -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                   (26,811)       540,373
                                               --------------  -------------
Cash and Cash Equivalents
  Beginning                                          153,898          9,306
                                               --------------  -------------
  Ending                                       $     127,087   $    549,679
                                               ==============  =============

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                   $           -   $          -
                                               ==============  =============
  Cash payments for income taxes               $           -   $          -
                                               ==============  =============

Supplemental Schedule of Noncash Investing and Financing Activities

 Common shares issued for services             $           -   $          -
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Pacific WebWorks develops business software technologies for Internet merchants. During the first quarter of 2000 we recorded revenues of $1,992,032, this was a significant increase compared to the first quarter of 1999 revenues of $4,499. Our net loss was $543,742, or $0.05 per share, for the first quarter of 2000 compared to $209,993, or $0.03 per share, for the first quarter of 1999.

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

Results of Operations.

     The following table summarizes the results of our operations for the three months ended March 31, 2000 and 1999.

                                          Three Months Ended March 31
                                                2000         1999
                                          -------------- --------------
Sales                                         1,992,032          4,499

Cost of Goods Sold                              266,893          1,276

Gross Profit                                  1,725,139          3,223

Operating Expenses
   General & Administrative                     741,157        109,234
   Sales                                      1,431,393         35,086
   Research and Development                      81,116         35,563

Total Operating Expense                       2,253,666        179,883

Operating Income (Loss)                        (528,527)      (176,660)

Net Income (Loss)                              (543,742)    (1,238,977)

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

   Total operating expenses were 113 % of revenues, or $2,253,666, for the 2000 quarter as compared to $179,883, or 3,998 %, of revenues in the 1999 quarter. This includes $557,717 in expenses for Pacific WebWorks and $1,695,949 in expenses for World Commerce Network. Because of the delay in revenue recognition as discussed above, these costs appear abnormally high as a percentage of revenues. Consolidated general and administrative costs increased to $741,157 in the 2000 quarter from $109,234 in the 1999 quarter. Growth in general and administrative costs is primarily attributed to the overhead in World Commerce Network.

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

   Our operating loss was 26.5% of revenues for the 2000 quarter compared to
3,927% of revenues for 1999 quarter.   The primary source of our losses
relates to our investment in the growth of our marketing subsidiary, World Commerce Network. The loss attributable to Pacific WebWorks operations was $.01 per share, while the loss relating to World Commerce Network was $.04 per share.


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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit      Description
------       -----------
10.1         Consultant Agreement between Columbia Financial Group and Pacific
             WebWorks, dated January 10, 2000, filed on May 11, 2000

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


                                       Pacific WebWorks, Inc.


        May 12, 2000                        /s/ Christian Larsen
Date: ___________________________      By: ________________________________
                                         Christian Larsen, President, C.E.O.


        5/12/00                              /s/ Mat Dastrup
Date: ___________________________      By: ________________________________
                                                 Mat Dastrup,
                                                 Chief Financial Officer