Form 10-Q
period 2000-06-30
PACIFIC WEBWORKS INC
filed 2000-08-11
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            [X]  Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2000

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

     As of August 7, 2000, the Registrant had a total of 14,240,342 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........10

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds..........................14

Item 5: Other Events.......................................................14

Item 6:  Exhibits and Reports filed on Form 8-K ...........................15

Signatures.................................................................16

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                            Pacific Webworks, Inc.
                                And Subsidiary

                      Consolidated Financial Statements

                                June 30, 2000

                            Pacific WebWorks, Inc.
                         Consolidated Balance Sheets



               ASSETS
                                                        June 30,  December 31,
                                                         2000        1999
                                                    ------------- ------------
                                                     (Unaudited)
Current Assets
  Cash and Cash Equivalents                         $    180,522  $   153,898
  Accounts Receivable(Net of Allowance of $13,067
    and $3,798, Respectively)                            213,309      101,429
  Employee Receivable                                      3,454        4,578
  Prepaid Expenses                                         4,022       16,333
  Accounts Receivable - Related Party                          -        6,800
  Notes Receivable - Related Party                             -      166,046
                                                    ------------- ------------
Total Current Assets                                     401,307      449,084
                                                    ------------- ------------

Property & Equipment, Net                                351,286      171,393
                                                    ------------- ------------
Other Assets
  Goodwill, Net                                        4,522,609            -
  Deposits                                                 5,250        5,250
  Computer Software Costs                                411,740        4,832
                                                    ------------- ------------
Total Other Assets                                     4,939,599       10,082
                                                    ------------- ------------

  Total Assets                                      $  5,692,192  $   630,559
                                                    ============= ============



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                  $    603,289  $    74,550
  Accrued Expenses                                       218,955       70,177
  Deferred Revenues                                      119,400            -
  Notes Payable                                                -      500,000
  Notes Payable - Related Party                          233,585            -
                                                    ------------- ------------
Total Current Liabilities                              1,175,229      644,727
                                                    ------------- ------------
Stockholders' Equity
  Common Stock, no par value; 50,000,000 shares
    authorized; 14,240,342 and 10,395,679 shares
    issued and outstanding, respectively                  14,241       10,396
  Deferred Compensation                                        -      (13,216)
  Additional Paid-In Capital                           9,138,275    2,775,404
  Retained Deficit                                    (4,635,553)  (2,786,752)
                                                    ------------- ------------
Total Stockholders' Equity                             4,516,963      (14,168)
                                                    ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  5,692,192  $   630,559
                                                    ============= ============

                            Pacific WebWorks, Inc.
                           Statement of Operations
                                 (Unaudited)

                                     For the three  For the three  For the six   For the six
                                     months ended   months ended   months ended  months ended
                                     June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999
                                     -------------- -------------- ------------- --------------
Sales                                $   2,825,303  $      34,631  $  4,817,335  $      39,130

Cost Of Goods Sold                         188,956         10,093       455,849         11,369
                                     -------------- -------------- ------------- --------------

Gross Profit                             2,636,347         24,538     4,361,486         27,761
                                     -------------- -------------- ------------- --------------

Operating Expenses
  General & Administrative                 896,440        251,792     1,604,754        356,584
  Sales                                  2,334,386         68,776     3,765,779        103,862
  Research & Development                   317,284         28,280       398,400         63,843
                                     -------------- -------------- ------------- --------------
    Total Operating Expenses             3,548,110        348,848     5,768,933        524,289
                                     -------------- -------------- ------------- --------------

OTHER INCOME(EXPENSE)
  Amortization                            (317,058)      (261,324)     (333,608)    (1,323,641)
  Depreciation                             (31,126)        (3,761)      (47,419)        (8,203)
  Interest Expense                         (45,112)             -       (60,327)             -
                                     -------------- -------------- ------------- --------------
    Total Other Income(Expense)           (393,296)      (265,085)     (441,354)    (1,331,844)
                                     -------------- -------------- ------------- --------------

NET INCOME(LOSS)                     $  (1,305,059) $    (589,395) $ (1,848,801) $  (1,828,372)
                                     ============== ============== ============= ==============
WEIGHTED AVERAGE INCOME(LOSS)
  PER SHARE                          $      (0.101) $      (0.071) $     (0.159) $      (0.219)
                                     ============== ============== ============= ==============

WEIGHTED AVERAGE SHARES OUTSTANDING    12,865,231       8,333,500    11,632,786      8,333,500
                                     ============== ============== ============= ==============



                           Pacific WebWorks, Inc.
                     Consolidated Statement of Cash Flows
                                 (Unaudited)



                                                                   For the six months ended
                                                                             June 30
                                                                  ---------------------------
                                                                        2000       1999
                                                                  ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                                  $ (1,848,801) $ (1,828,372)
Adjustments to Reconcile Net Income(Loss) to
 Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                                         381,027        10,703
   Bad Debt                                                             18,000             -
   Loss on Investments                                                  25,000             -
Change in Assets and Liabilities(Net of Effects of acquisition of WCN and Intellipay)
   (Increase) Decrease in:
    Accounts Receivable                                                (77,442)      (35,288)
    Advances                                                             1,124           498
    Prepaid Expenses                                                    12,311             -
    Accounts Payable and Accrued Expenses                              148,231         5,796
    Deferred Compensation                                                    -      (400,659)
    Deferred Revenues                                                 (128,100)            -
                                                                  ------------- -------------
    Net Cash Provided(Used) by Operating Activities                 (1,468,650)   (2,247,322)
                                                                  ------------- -------------
Cash Flows from Investing Activities
  Purchase of Property & Equipment                                    (110,461)      (96,144)
  Cash Paid for Investments                                               (500)            -
  Cash Acquired in Acquisition                                           9,718       750,000
                                                                  ------------- -------------
    Net Cash Provided(Used) by Investing Activities                   (101,243)      653,856
                                                                  ------------- -------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                                         597,446       210,000
  Principal Payments on Debt Financing                                    (929)     (210,000)
  Proceeds from Issuance of Stock                                    1,000,000             -
  Warrants Issued for Services                                               -     1,724,300
                                                                  ------------- -------------
    Net Cash Provided(Used) by Financing Activities                  1,596,517     1,724,300
                                                                  ------------- -------------

Increase in Cash                                                        26,624       130,834

Cash and Cash Equivalents at Beginning of Period                       153,898         9,306
                                                                  ------------- -------------

Cash and Cash Equivalents at End of Period                        $    180,522  $    140,140
                                                                  ============= =============



                           Pacific WebWorks, Inc.
                     Consolidated Statement of Cash Flows
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                        $         -   $          -
                                                                  ============= =============
  Income Taxes                                                    $          -  $          -
                                                                  ============= =============
Non Cash Financing Activities:
  Common Shares Issued for Notes Payable & Accrued Interest       $  1,040,000  $          -
                                                                  ============= =============

                        Pacific Webworks, Inc.
                            June 30, 2000


NOTES TO FINANCIAL STATEMENTS

      Pacific Webworks, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999.

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

ACQUISITION OF INTELLIPAY, INC.

      On April 4, 2000, the Company completed an Agreement and Plan of Reorganization between Pacific Webworks, Inc. a public Nevada corporation (the Company) and Intellipay, Inc. a private Delaware corporation (Intellipay).
The Company issued 2,400,000 shares of common stock valued at $4,320,000 for all of the outstanding shares of Intellipay. Thereby Intellipay became a wholly owned subsidiary of the Company. The transaction was recorded using the purchase method of accounting.

                        Pacific Webworks, Inc.
                            June 30, 2000


COMMON STOCK

      On June 30, 2000, the Company's $1,000,000 notes payable and $37,536 accrued interest were converted to 1,040,000 shares of common stock at $1.00 per share.

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

             ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATIONS

     Pacific WebWorks develops business software technologies for Internet merchants and its wholly-owned subsidiary, IntelliPay, Inc., provides online, secure, and real-time payment processing. Pacific WebWorks also owns World Commerce Network, LLC, which promotes and sells products from Pacific WebWorks, U.S. Merchant Systems, and IntelliPay Inc.

     For the six month period ended June 30, 2000, Pacific WebWorks recorded revenues of $4,817,335. This was a significant increase compared to the $39,130 in revenues for the six month period ended June 30, 1999. Our net loss was $1,305,059, or $0.101 per share, for the second quarter of 2000 compared to $589,395, or $0.071 per share, for the second quarter of 1999. Revenues were low in 1999 because we did not have significant sales of our products until the third quarter of 1999.

     We have posted net losses from our inception and our independent auditors reported that this history of losses raised doubts about our ability to
continue as a going concern without financing.   Management has taken several
steps to restructure our operations with the intent to generate profits within the next quarter. These steps include consolidation of operations of Pacific WebWorks and its related companies, reductions in the number of employees, and continued growth of our sales and marketing channels. Management believes our current and developing sales channels will be sufficient to support our existing operations for the short term. Sales projections may be down throughout the remainder of fiscal 2000 due to the alteration of our short-term goals.

Acquisitions.

       In March of 2000 we acquired an additional 1% interest in World Commerce Network LLC, a marketing company we formed to promote and sell products from Pacific WebWorks, U.S. Merchant Systems, and IntelliPay, Inc. This additional 1% gave us a 51% total interest in World Commerce Network. In August of 2000, we acquired the remaining 49% of World Commerce Network. Our initial intent was to partner with companies having experience in seminar marketing. We believed this would allow us to enter the market quickly and efficiently by minimizing the time required to develop an effective seminar marketing strategy and presentation. Management believes World Commerce Network will continue to improve our revenue generation through the acquisition of new merchants and through resale opportunities to existing merchants. World Commerce Network has recently begun an Internet Business seminar series offering affiliate opportunities to distribute products of Pacific WebWorks, U.S. Merchant Systems and IntelliPay. World Commerce Network anticipates it will be able to present Pacific WebWorks products to over 500 potential purchasers and affiliates during each week of seminars.

      On April 4, 2000, we signed a reorganization agreement to acquire all of the outstanding shares of IntelliPay, Inc., a Delaware corporation. We issued 2,400,000 common shares, valued at $8,400,000, in exchange for 1000 shares of IntelliPay held by 18 shareholders. IntelliPay became our wholly owned subsidiary. We have been involved in a joint venture with IntelliPay to establish MainStreetSquare.com, an online shopping portal. Management believes this acquisition will combine merchant bases of Pacific WebWorks and IntelliPay, which opens up marketing and revenue opportunities. In addition, IntelliPay will become a key source of payment technologies for future products of Pacific WebWorks.

Results of Operations.

     The following table summarizes the results of our operations for the three and six months ended June 30, 2000 and 1999. The following discussions are based on consolidated financial statements of Pacific WebWorks and its wholly owned subsidiary IntelliPay and include the consolidation of former 51% interest in World Commerce Networks.


                              Three Months Ended     Six Months Ended
                        -------------------------- ---------------------------
                                  June 30,               June 30,
                        -------------------------- ---------------------------
                             2000        1999          2000          1999
                        ------------- ------------ ------------- -------------
Sales                   $   2,825,303 $    34,631  $  4,817,335  $     39,130

Cost of Goods Sold            188,956      10,093       455,849        11,369

Gross Profit                2,636,347      24,538     4,361,486        27,761

Operating Expenses
 General & Administrative     896,440     251,792     1,604,754       356,584
 Sales                      2,334,386      68,776     3,765,779       103,862
 Research and Development     317,284      28,280       398,400        63,843
Total Operating Expenses    3,548,110     348,848     5,768,933       524,289

Net Income (Loss)          (1,305,059)   (589,395)   (1,848,801)   (1,828,372)



     We receive revenues from the sale of access to our software technology sold by us or by all our resale channels. We also receive revenues from services provided for website design, training, education and consulting. During the first quarter we began seeing significant revenues from our joint venture in World Commerce Network. The success of the initial seminars conducted early in the first quarter of 2000 led us to expand our seminar funding to include a second team. Seminars conducted by our second team began late in the first quarter of 2000. We determined during the second quarter, the increased benefit of having a partner process all of the lease documentation and merchant account paperwork was minimized by the difficulties involved with remote operations. Revenue growth fell short of initial projections because of the difficulties in getting clients to expedite the paperwork required for processing their merchant accounts, and leases. We agreed with our partner, U.S. Merchant Systems, to complete our scheduled seminars and then Pacific WebWorks would assume the outstanding ownership of World

Commerce Network held by US Merchant Systems and continue forward with World Commerce Network operations. We discontinued the second team as of mid-July. We anticipate beginning seminar operations again in September for one team. We continue to focus on sales growth through all other channels.

     Recognized revenue follows approximately three weeks after the sale is written at a seminar event. Only after merchant account approval and lease funding is revenue recognized. We generated $ 2,825,303 in sales for the 2000 quarter, compared to $ 34,631 in the same quarter of 1999. Annual revenues as of June 30, 2000 showed extraordinary growth from $ 39,130 in 1999 to $ 4,817,335 in 2000. This completes our sixth straight quarter of significant revenue growth. This growth is due to our marketing efforts through World Commerce Network and the continued growth of our existing sales channels.

     Cost of goods sold for the second quarter of 2000 decreased to 6.7% of revenues compared to 29.1% of revenues for the comparable quarter of 1999. Accordingly, cost of goods sold were 9.5% of revenues for the six month period
of 2000 compared to 29.0% of revenues for the 1999 six month period.   The
decrease was primarily due to renegotiated lower prices for merchant accounts and other third party products.

     Our gross profit was 93.3% of revenues for the 2000 second quarter and 90.5% of revenues for the 2000 six month period, compared to 70.9% of revenues for the 1999 second quarter and 71.0% of revenues for the 1999 six month period.

     Total operating expenses exceeded revenues by $722,807 for the 2000 second quarter and by $951,598 for the 2000 six month period compared to $314,217 for the 1999 second quarter and $485,159 for the 1999 six month period. Total operating expenses for the 2000 six month period included $1,358,825 in expenses for Pacific WebWorks, $3,933,533 in expenses for World Commerce Network and $476,575 in expenses for Intellipay.

     Consolidated general and administrative costs increased $644,648 in the second quarter of 2000 compared to the 1999 second quarter. The general and administrative costs increased $1,248,170 for the 2000 six month period compared to the 1999 six month period. Growth in general and administrative costs is primarily attributed to the $693,665 overhead in World Commerce Network.

     Sales expenses, which include both sales and marketing expenses, grew $2,265,610 in the 2000 second quarter over 1999 and $3,661,917 in the six month period from the comparable six months in 1999. The 2000 six month period increase included radio advertising on the Utah Jazz radio network, and direct mail of approximately 100,000 mail pieces per week. Sales expenses grew due to investments into World Commerce Network seminar teams and increased commissions paid to existing Pacific WebWorks sales channels. Over $300,000 of expenses in World Commerce Network for the six month period were dedicated to funding the second team.

     Research and development expenses, including all costs for product design, programming, and quality control were $289,004 higher for the 2000 second quarter and $334,557 higher for the 2000 six month period compared to the 1999 second quarter and six month period. The costs were related to research and development of IDDSTM, V4TM , and BizWizTM as well as the ongoing development and improvements to the IntelliPay gateway.

     Our net loss was 46.2% of revenues for the 2000 second quarter and 38.4% for the 2000 six month period compared to 1701.9% of revenues for 1999 second
quarter and 4672.6% of revenues for the 1999 six month period.   The primary
source of our losses relates to our investment in the growth of our marketing subsidiary, World Commerce Network. Because the seminar expenses in World Commerce Network were recognized in the period incurred and revenue is recognized upon funding, we expect a significant contribution of profitability from World Commerce Network in our consolidated third quarter. During the 2000 six month period, the loss attributable to

Pacific WebWorks operations was $0.043 per share, the loss relating to World Commerce Network was $.081 per share and the loss relating to IntelliPay was $.036 per share.

Liquidity and Capital Resources.

     For the quarter ended June 30, 2000, we had $180,552 cash on hand with total current assets of $401,307 compared to $153,898 cash on hand and total current assets of $449,084 for the year ended December 31, 1999. 53.2% of the total current assets for the 2000 six month period was allocated to accounts receivable. For the year ended 1999, 36.9% of the total current assets were allocated to notes receivable from IntelliPay and 22.6% to accounts receivable. The IntelliPay note receivable represents our commitments to their operations both during the period we were discussing the potential acquisition of their operations and the period immediately following the acquisition. The acquisition was completed in the second quarter of 2000.

     Total current liabilities increased $530,502 for the 2000 six month
period from the 1999 year end.   Of this total, $233,585 was a note payable to
a minority partner in World Commerce Network. Trade accounts payable of $603,289 made up 51.3% of these liabilities.

     Net cash used by operating activities for the six months ended June 30, 2000 was $1,468,650. Net cash used by investing activities was $101,243, which was primarily used for the purchase of capital equipment. Net cash provided by financing activities was $1,596,517 from both the issuance of stock and debt financing.

     In January 2000, we issued 400,000 warrants to Columbia Financial at a strike price of $3.50 for investor-relation services to be provided for us during the year 2000. Currently Columbia holds 800,000 warrants to purchase
our common stock.   We entered into a registration rights agreement with
Columbia Financial in February of 2000 and have registered the shares to be issued upon exercise of these warrants when, and if, Columbia Financial decides to exercise the warrants. As of the date of this filing, none of the warrants have been exercised.

     In February we agreed to sell 400,000 common shares for $1,000,000 with warrants for the purchase of an additional 600,000 common shares at strike prices ranging from $5.00 to $7.50 per share. Upon closing of this transaction we realized $1 million and may also receive additional proceeds from the exercise of the warrants in the future. However, the holders of the warrants have total discretion whether or not they exercise the warrants. We cannot assure that all of the warrants will be exercised before their expiration in 2004 and 2005. If all our outstanding warrants are exercised we would realize $6,375,000 in proceeds. As of the date of this filing, none of the warrants have been exercised.

     In June we entered into an agreement with the holders of a majority of our debt to convert $1 million of short-term debt and $37,536 accrued interest to common stock. The debt converted at one dollar per share for a total of 1,040,000 shares.

     Based on our revenues for the 2000 six month period, our management believes that we have sufficient resources available to continue our product development efforts and to continue our sales, marketing, and promotional activities for Visual WebToolsTM . However, we operate in a very competitive industry in which large amounts of capital are required in order to develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

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

Factors Affecting Future Performance

     As of July 2000 we have added ten new resellers to our nation wide reseller group, resulting in 26 total resellers, and we acquired our 30,000th client. Management believes this growth will result in increased revenues, however, actual revenue increases will depend on a number of factors, including our ability to negotiate favorable licensing agreements with resellers; the number of our resellers; the software and services for which they subscribe; the nature and success of our products and services; establishing brand recognition of our products; regulatory changes; and changes in technology.

     Additionally, management believes that a trend is developing in the Internet market where e-commerce technology providers, merchant banks and payment processors are forming alliances to better serve their clients needs
without one entity attempting to fill all roles.   Pacific WebWorks has formed
alliances with such entities as Global Yellow Ads.com, who will market our software to its clients and Live Person, Inc. to assist in customer support. IntelliPay has formed an alliance with ROI Direct.com who can provide e-Business applications for conducting e-commerce.

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


                      PART II: OTHER INFORMATION

          ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 29, 2000 we issued 625,000 shares valued at $625,000 to TAD Ventures, LLC to satisfy a note payable. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On June 30, 2000 we issued 415,000 shares valued at $415,000 to Capital Communications, Inc. to satisfy a note payable. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


                      ITEM 5: OTHER INFORMATION

     On February 22, 2000, we entered into a Registration Rights Agreement, which required Pacific WebWorks to file a registration statement with the Securities and Exchange Commission to register for resale an aggregate of 1,800,000 common shares. We agreed to register these shares in connection with separate agreements between us and the selling stockholders. The SEC declared the registration statement effective on June 12, 2000. The registration rights agreement will terminate upon the earliest of the following: When all of the registered common shares have been sold by the investors; When the investors obtain an opinion of legal counsel that they may sell the shares under the provisions of Rule 144; or February 22, 2005, five years from the closing date.

     In April 2000 we released ClipOn CommerceTM 3.5, which adds e-commerce and product management features, including inventory, to an existing Web site. This software also integrates with the Visual WebToolsTM V4TM product family. ClipOn CommerceTM 3.5 combines our previous ClipOn CommerceTM software with Visual WebToolsTM WebShopper software.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit          Description

27                Financial Data Schedule


(b)  Reports on Form 8-K.

     On June 19, 2000, Pacific WebWorks, Inc. filed an amended Form 8-K regarding acquisition of IntelliPay. The audited financial statements of IntelliPay for the period ended December 31, 1999 were attached, along with the pro forma consolidated financial statements of Pacific WebWorks for the period ended March 31, 2000. The pro forma consolidated statements of operation assumes that the entities were together as of January 1, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pacific WebWorks, Inc.


        8/11/00                   /s/ Christian Larsen
Date: ______________         By: ________________________________
                                 Christian Larsen, President, C.E.O.


        8/11/00                  /s/ Mat Dastrup
Date: ______________         By: ________________________________
                                     Mat Dastrup, Chief Financial Officer