Form 10-Q/A
period 2000-03-31
PACIFIC WEBWORKS INC
filed 2000-10-31
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                                Amendment No.2

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

Item 2:  Management's Discussion and Analysis or Plan of Operations.......10

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds.........................13

Item 5: Other Events......................................................13

Item 6:  Exhibits and Reports filed on Form 8-K...........................14

Signatures................................................................15

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Accounting Changes

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during the third quarter 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in the first quarter 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the company has deferred revenue of $1,619,060 at March 31, 2000 some of which was reported as revenues in prior quarters. The Company has also deferred costs paid in connection with the deferred revenues and has recorded prepaid expenses of $210,224 at March 31, 2000. We have restated our financial statements and amended the discussions in the Management's Discussion and Analysis to reflect the restated financials.

                            Pacific Webworks, Inc.
                               And Subsidiaries

                      Consolidated Financial Statements

                                March 31, 2000

                            Pacific Webworks, Inc.
                          Consolidated Balance Sheets

                                                     March 31     December 31
                                                       2000          1999
                                                   ------------- -------------
                                                     (Unaudited)
Assets

Current Assets (unaudited)
Cash and Cash Equivalents                          $    127,087  $    153,898
Accounts Receivable (net of allowance of
 $12,798 and $3,798, respectively)                      433,010       101,429
Employee Receivable                                       7,474         4,578
Prepaid Expenses                                        210,224        16,333
Accounts Receivable - Related Party                           -         6,800
Notes Receivable - Related Party                              -       166,046
Note Receivable                                         153,000             -
                                                   ------------- -------------

Total Current Assets                                    930,795       449,084
                                                   ------------- -------------

Property and Equipment                                  183,127       171,393
                                                   ------------- -------------
Other Assets
Goodwill, net                                           237,687             -
Deposits                                                  5,250         5,250
Computer Software Costs                                   4,333         4,832
                                                   ------------- -------------

Total Other Assets                                      247,270        10,082
                                                   ------------- -------------
Total Assets                                       $  1,361,192  $    630,559
                                                   ============= =============
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                   $    415,152  $     74,550
Accrued Expenses                                        127,123        70,177
Notes Payable                                         1,178,730       500,000
Deferred Revenue                                      1,619,060             -
                                                   ------------- -------------

Total Current Liabilities                             3,340,065       644,727

Minority interest                                             -             -
                                                   ------------- -------------
Stockholders' Equity
Common Stock, authorized 50,000,000 shares of no
 par value, issued and outstanding 10,400,342 and
 10,395,679 shares                                       10,400        10,396
Deferred Compensation                                         -       (13,216)
Paid in Capital                                       2,759,080     2,775,404
Retained Deficit                                     (4,748,353)   (2,786,752)
                                                   ------------- -------------

Total Stockholders' Equity                           (1,978,873)      (14,168)
                                                   ------------- -------------

Total Liabilities and Stockholders' Equity         $  1,361,192  $    630,559
                                                   ============= =============
                                     F-3

                            Pacific WebWorks, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        For the three
                                                         months ended
                                                     March 31       March31
                                                       2000          1999
                                                   ------------- -------------
SALES                                              $    372,972  $      4,499

COST OF GOODS SOLD                                       65,691         1,276
                                                   ------------- -------------

GROSS PROFIT                                            307,281         3,223
                                                   ------------- -------------
OPERATING EXPENSES
General And Administrative Expenses                     741,157       109,234
Sales                                                 1,431,393        35,086
Research and Development                                 81,116        35,563
                                                   ------------- -------------

TOTAL OPERATING EXPENSES                              2,253,666       179,883
                                                   ------------- -------------

OPERATING INCOME (LOSS)                              (1,946,385)     (176,660)
                                                   ------------- -------------
OTHER INCOME AND (EXPENSES)
Amortization                                                  -    (1,062,317)
Interest Expense                                        (15,215)            -
                                                   ------------- -------------

Total Other Income and (Expenses)                       (15,215)   (1,062,317)
                                                   ------------- -------------

NET INCOME (LOSS)                                  $ (1,961,600) $ (l,238,977)
                                                   ============= =============

NET INCOME (LOSS) PER SHARE                        $      (0.19) $      (0.15)
                                                   ============= =============

WEIGHTED AVERAGE NUMBER OF COMMON                    10,400,342     8,333,500
SHARES                                             ============= =============

                            Pacific WebWorks, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                   For the three months ended
                                                      March 31      March 31
                                                        2000         1999
                                                   ------------- -------------
Cash Flows From Operating Activities

Net income (loss)                                  $ (1,961,600) $ (1,238,977)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:

Depreciation & Amortization                              32,842     1,067,259
Bad Debt                                                  9,000             -
Minority Interest                                             -             -
Loss on Investments                                     (25,000)            -
Change in Assets and Liabilities (Net of
 effects of acquisition of WCN)
(Increase) Decrease in:
Accounts Receivable                                    (297,373)       (7,591)
Other Receivables                                        (2,896)            -
Prepaid Expenses                                       (193,891)            -
Increase/(decrease) in:
Accounts Payable and Accrued Expenses                   380,202        (5,634)
Deferred Expenses                                             -             -
Deferred Revenue                                      1,619,060             -
                                                   ------------- -------------

Net Cash Provided (Used) by Operating Activities       (439,656)     (184,943)
                                                   ------------- -------------
Cash Flows from Investing Activities
Cash paid for Notes Receivable                         (153,000)            -
Purchase of Property and Equipment                      (18,788)      (20,334)
Cash paid for deposits                                        -        (4,350)
Cash acquired in acquisition                              5,628       750,000
                                                   ------------- -------------

Net Cash Provided (Used) by Investing Activities       (166,160)      725,316
                                                   ------------- -------------
Cash Flows from Financing Activities
Proceeds from debt financing                            579,005       210,000
Principal payments on debt financing                          -      (210,000)
Warrants issued for services                                  -             -
                                                   ------------- -------------

Net Cash Provided (Used) by Financing Activities        579,005             -
                                                   ------------- -------------
Net increase (Decrease) in Cash and
  Cash Equivalents                                      (26,811)      540,373
                                                   ------------- -------------
Cash and Cash Equivalents
  Beginning of Period                                   153,898         9,306
                                                   ------------- -------------
Cash and Cash Equivalents
 End of Period                                     $    127,087  $    549,679
                                                   ============= =============
                                     F-5

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

REVENUE RECOGNITION

     The company receives revenue from the sales of access to its web-based applications, the performance of consulting and training and from the continual hosting of its client's web sites. The initial term of all agreements into which the company enters with its clientele for its web-based applications is one year. The revenues related to these contracts are, therefore, recognized ratably over the initial term of the contract. The monthly charges related to hosting and gateway access are recognized when billed in accordance with SOP 97-2. Any additional consulting fees or training fees, outside of the initial contract, related to any Visual WebTools products are recognized as the service is delivered.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during the third quarter 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in the first quarter 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the company has deferred revenue of $1,619,060 at March 31, 2000, some of which was reported as revenues in prior quarters. The Company has also deferred commissions paid in connection with the deferred revenues and has recorded prepaid expenses of $210,224 at March 31, 2000.

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


      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Pacific WebWorks develops business software technologies for Internet merchants. During the first quarter of 2000 we recorded revenues of $372,972, this was a significant increase compared to the first quarter of 1999 revenues of $4,499. Our net loss was $1,961,600, or $0.19 per share, for the first quarter of 2000 compared to $1,238,977, or $0.15 per share, for the first quarter of 1999.

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

Results of Operations.

     The following table summarizes the results of our operations for the three months ended March 31, 2000 and 1999.

                                          Three Months Ended March 31
                                              2000         1999
                                           ------------ -------------
Sales                                          372,972         4,499

Cost of Goods Sold                              65,691         1,276

Gross Profit                                   307,281         3,223

Operating Expenses
   General & Administrative                    741,157       109,234
   Sales                                     1,431,393        35,086
   Research and Development                     81,116        35,563

Total Operating Expense                      2,253,666       179,883

Operating Income (Loss)                     (1,946,385)     (176,660)

Net Income (Loss)                           (1,961,600)   (1,238,977)

   We receive revenues for sale or access to our software technology sold by us or by our resellers. We also receive revenues from services provided for website design. During the first quarter we began seeing significant revenues from our joint venture in World Commerce Network. The success of the initial seminars conducted early in the first quarter of 2000 led us to expand our seminar funding to include a second team. Seminars conducted by our second team began late in the first quarter of 2000. Revenue is recognized ratably over the term of the merchant agreement. Only after merchant account approval and lease approval is a sale recognized.

   We generated $372,972 in sales for the 2000 quarter, an increase of $178,625 or 92% over the fourth quarter of 1999. This completes our fourth straight quarter of over 90% per quarter growth. This growth is due to our marketing efforts through World Commerce Network and the continued growth of our existing sales channels.

   Cost of goods sold for the 2000 quarter decreased to 17.6 % of revenues, or costs of $65,691, in comparison to 28.4% of revenues in the 1999 quarter. The decrease was primarily due to renegotiated lower prices for merchant accounts. Accordingly our gross profit was 82.4 % of revenues for the 2000 quarter compared to 71.6 % of revenues for the 1999 quarter.

   Total operating expenses were 604 % of revenues, or $2,253,666, for the 2000 quarter as compared to $179,883, or 3,998 %, of revenues in the 1999 quarter. This includes $557,717 in expenses for Pacific WebWorks and $1,695,949 in expenses for World Commerce Network. Because of the delay in revenue recognition as discussed above, these costs appear abnormally high as a percentage of revenues. Consolidated general and administrative costs increased to $741,157 in the 2000 quarter from $109,234 in the 1999 quarter. Growth in general and administrative costs is primarily attributed to the overhead in World Commerce Network.

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

   Research and development expenses, including all costs for product design, programming, and quality control, were $45,553 higher for the 2000 quarter compared to the 1999 quarter. As a percentage of sales, the actual costs decreased from 790% in 1999 to 22% in the same quarter in 2000.

   Our operating loss was 522% of revenues for the 2000 quarter compared to
3,927% of revenues for 1999 quarter.   The primary source of our losses
relates to our investment in the growth of our marketing subsidiary, World Commerce Network. The loss attributable to Pacific WebWorks operations was $.04 per share, while the loss relating to World Commerce Network was $.15 per share.

Liquidity and Capital Resources.

   For the quarter ended March 31, 2000, we had $127,087 cash on hand and total current assets of $930,795, compared to $153,898 cash on hand and total current assets of $449,084 for the year ended December 31, 1999. This increase in total current assets was primarily due to the increase in accounts receivable related to the increase in sales in the quarter and in prepaid expenses relating to the deferral of cost of sales. $433,010 was recorded for accounts receivable and a $153,000 note receivable was recorded from IntelliPay, Inc. The IntelliPay note receivable represents our commitments to their operations during the period we were discussing the potential acquisition of their operations. The acquisition was completed in the second quarter of 2000, as discussed above.

   Total current liabilities increased to $3,340,065 for the first quarter
compared to $644,727 for the 1999 year end.   Of this total, $986,650 related
to notes payable to Capital Communications. An additional $192,080 of the notes were with the minority partner in World Commerce Network. Trade accounts payable of $415,152 made up 12.4% of these liabilities. The largest increase in current liabilities relates to the deferral of revenue of $1,619,060 at the end of the first quarter 2000. No revenue deferral existed during the 1999 quarter.

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


                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following discussion describes all securities sold without registration by Pacific WebWorks from January 1, 2000 through March 31, 2000.

     On March 16, 2000 we issued 4,663 common shares valued at $9,180 to U.S. Merchant Systems, Inc. for an additional 1% interest in World Commerce
Network, L.L.C.    We relied on an exemption from registration under the
Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

   On January 10, 2000 we granted warrants for the purchase of 400,000 common shares at a $3.50 per share strike price to Columbia Financial Group in consideration for investor relation services. These warrants expire on January 10, 2005. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


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

   In February 2000 we entered into a purchase agreement with two accredited investors for the purchase by those investors of up to 400,000 units for $1,000,000. Each unit consisted of one share of our common stock and one "A" Warrant and one "B" Warrant. The "A" Warrant grants the investor the right to purchase one additional share at an exercise price of $5.00 and the "B" Warrant grants the investor the right to purchase one-half of one additional share at an exercise price of $7.50. Upon closing each investor will acquire 200,000 common shares, one "A" Warrant to purchase an additional 200,000 common shares and a "B" Warrant to purchase an additional 100,000 common shares.

   The registration agreement requires Pacific WebWorks to file a registration statement by April 15, 2000, however, we have been granted an extension to May 30, 2000. We agreed to use our best efforts to cause the registration statement to be effective by July 1, 2000. Also, each investor has promised not to acquire or own more than 4.99% of Pacific WebWorks' outstanding common stock at any time. The registration agreement will terminate upon the earliest of the following:

    * When all of the registered common shares have been sold by the investors;

    * When the investors obtain an opinion of legal counsel that they may sell the shares under the provisions of Rule 144; or

    *     five years from the closing date.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit     Description                                             Location
-------     -----------                                             --------

10.1        Consultant Agreement between Columbia
            Financial Group and Pacific                             (1)
            WebWorks, dated January 10, 2000.

27          Financial Data Schedule                                 Attached

     (1) Incorporated by reference to our Form 10-QSB, filed May 11, 2000.

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

                                           Pacific WebWorks, Inc.

                                         /s/ Christian Larsen
Date: 10/30/00                      By:________________________________
                                        Christian Larsen, President, C.E.O.


                                        /s/ Mat Dastrup
Date: 10/30/00                      By:________________________________
                                           Mat Dastrup,
                                           Chief Financial Officer