Form 10-Q/A
period 2000-06-30
PACIFIC WEBWORKS INC
filed 2000-10-31
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 1

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

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.......10

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds.........................14

Item 5: Other Events......................................................14

Item 6:  Exhibits and Reports filed on Form 8-K ..........................15

Signatures................................................................16

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Accounting Changes

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during the third quarter 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in the first quarter 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the company has deferred revenue of $3,345,896 at June 30, 2000 some of which was reported as revenues in prior quarters. The Company has also deferred costs paid in connection with the deferred revenues and has recorded prepaid expenses of $363,509 at June 30, 2000. We have revised our financial statements and amended the discussions in the "Management's Discussion and Analysis" to reflect the revised financials.

                            Pacific Webworks, Inc.
                               And Subsidiaries

                      Consolidated Financial Statements

                                June 30, 2000

                            Pacific Webworks, Inc.
                          Consolidated Balance Sheets


                                                     June 30     December 31
                                                       2000         1999
                                                   ------------- -------------
                                                    (Unaudited)
Assets

Current Assets (unaudited)
Cash and Cash Equivalents                          $    180,522  $    153,898
Accounts Receivable (net of allowance of
 $12,798 and $3,798, respectively)                      213,309       101,429
Employee Receivable                                       3,454         4,578
Prepaid Expenses                                        363,509        16,333
Accounts Receivable - Related Party                           -         6,800
Notes Receivable - Related Party                              -       166,046
Note Receivable                                               -             -
                                                   ------------- -------------

Total Current Assets                                    760,794       449,084
                                                   ------------- -------------

Property and Equipment                                  351,286       171,393
                                                   ------------- -------------
Other Assets
Goodwill, net                                         4,522,609             -
Deposits                                                  5,250         5,250
Computer Software Costs                                 411,740         4,832
                                                   ------------- -------------

Total Other Assets                                    4,939,599        10,082
                                                   ------------- -------------

Total Assets                                       $  6,051,679  $    630,559
                                                   ============= =============
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                        603,289        74,550
Accrued Expenses                                        218,955        70,177
Notes Payable                                           233,585       500,000
Deferred Revenue                                      3,345,896             -
                                                   ------------- -------------

Total Current Liabilities                             4,401,725       644,727

Minority Interest                                             -             -
                                                   ------------- -------------
Stockholders' Equity
Common Stock, authorized 50,000,000 shares of no
 par value, issued and outstanding 14,240,342 and
 10,395,679 shares                                       14,241        10,396
Deferred Compensation                                         -       (13,216)
Paid in Capital                                       9,138,275     2,775,404
Retained Deficit                                     (7,502,562)   (2,786,752)
                                                   ------------- -------------

Total Stockholders' Equity                            1,649,954       (14,168)
                                                   ------------- -------------


Total Liabilities and Stockholders' Equity         $  6,051,679  $    630,559
                                                   ============= =============
                                     F-2

                           Pacific WebWorks, Inc.
                    Consolidated Statement of Operations
                                 (Unaudited)


                                           For the three          For the six
                                           months ended          months ended
                                      June 30        June 30    June 30     June 30
                                        2000           1999      2000        1999
                                   ------------- ------------ ------------ ------------
SALES                              $  1,217,867  $    34,631  $ 1,590,839  $    39,130

COST OF GOODS SOLD                       30,671       10,093       96,362       11,369
                                   ------------- ------------ ------------ ------------

GROSS PROFIT                          1,187,196       24,538    1,494,477       27,761
                                   ------------- ------------ ------------ ------------

OPERATING EXPENSES
General And Administrative
 Expenses                               896,440      251,792    1,604,754      356,584
Sales                                 2,334,386       68,776    3,765,779      103,862
Research and Development                317,284       28,280      398,400       63,843
                                   ------------- ------------ ------------ ------------

TOTAL OPERATING EXPENSES              3,548,110      348,848    5,768,933      524,289
                                   ------------- ------------ ------------ ------------

OPERATING INCOME (LOSS)              (2,360,914)    (324,310)  (4,274,456)    (496,528)
                                   ------------- ------------ ------------ ------------
OTHER INCOME AND (EXPENSES)
Amortization                           (317,058)    (261,324)    (333,608)  (1,323,641)
Depreciation                            (31,126)      (3,761)     (47,419)      (8,203)
Interest Expense                        (45,112)           -      (60,327)           -
Minority Interest                             -            -            -            -
                                   ------------- ------------ ------------ ------------

Total Other Income and (Expenses)      (393,296)    (265,085)    (441,354)  (1,331,844)
                                   ------------- ------------ ------------ ------------

NET INCOME (LOSS)                  $ (2,754,210) $  (589,395) $(4,715,810) $(1,828,372)
                                   ============= ============ ============ ============

NET INCOME (LOSS) PER SHARE              (0. 21)       (0.07)       (0.41)       (0.22)
                                   ============= ============ ============ ============

WEIGHTED AVERAGE NUMBER OF            12,865,231   8,333,500   11,632,786    8,333,500
COMMON SHARES                      =============  =========== ============ ============



                        Pacific WebWorks, inc.
          Consolidated Statements of Cash Flows  (Unaudited)

                                                    For the six months ended
                                                      June 30     June 30
                                                        2000        1999
                                                  ------------- -------------
Cash Flows From Operating Activities

Net income (loss)                                 $ (4,715,810) $ (1,828,372)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Used in Operating Activities
Depreciation & Amortization                            381,027        10,703
Bad Debt                                                18,000             -
Minority Interest                                            -             -
Loss on Investments                                     25,000             -
Change in Assets and Liabilities (Net of
 effects of acquisition of WCN)
(Increase) Decrease in:
Accounts Receivable                                    (77,442)      (35,288)
Other Receivables                                        1,124           498
Prepaid Expenses                                      (347,176)            -
Increase/(decrease) in:
Accounts Payable and Accrued Expenses                  148,231         5,796
Deferred Expenses                                            -      (400,659)
Deferred Revenue                                     3,098,396             -
                                                  ------------- -------------

Net Cash Provided (Used) by Operating Activities    (1,468,650)   (2,247,322)
                                                  ------------- -------------
Cash Flows from Investing Activities
Cash paid for Notes Receivable                               -             -
Purchase of Property and Equipment                    (110,461)      (96,144)
Cash paid for deposits                                    (500)            -
Cash acquired in acquisition                             9,718       750,000
                                                  ------------- -------------

Net Cash Provided (Used) by Investing Activities      (101,243)      653,856
                                                  ------------- -------------
Cash Flows from Financing Activities
Proceeds from debt financing                           597,446       210,000
Principal payments on debt financing                      (929)     (210,000)
Proceeds from Issuance of Stock                      1,000,000             -
Warrants issued for services                                 -     1,724,300
                                                  ------------- -------------

Net Cash Provided (Used) by Financing Activities     1,596,517     1,724,300
                                                  ------------- -------------
Net increase (Decrease) in Cash and
 Cash Equivalents                                       26,624       130,834
                                                  ------------- -------------
Cash and Cash Equivalents
 Beginning of Period                                   153,898         9,306
                                                  ------------- -------------
Cash and Cash Equivalents
 End of Period                                    $    180,522  $    140,140
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during the third quarter 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in the first quarter 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the company has deferred revenue of $3,345,896 at June 30, 2000, some of which was reported as revenues in prior quarters. The Company has also deferred commissions paid in connection with the deferred revenues and has recorded prepaid expenses of $363,509 at June 30, 2000.

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

     For the six month period ended June 30, 2000, Pacific WebWorks recorded revenues of $1,590,839. This was a significant increase compared to the $39,130 in revenues for the six month period ended June 30, 1999. Our net loss was $2,754,210, or $0.21 per share, for the second quarter of 2000 compared to $589,395, or $0.071 per share, for the second quarter of 1999. Revenues were low in 1999 because we did not have significant sales of our products until the third quarter of 1999.

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

                                Three Months Ended      Six Months Ended
                                     June 30,              June 30,
                               2000          1999       2000         1999
                           ------------ ------------ ------------ ------------
Sales                      $ 1,217,867  $    34,631  $ 1,590,839  $    39,130

Cost of Goods Sold              30,671       10,093       96,362       11,369

Gross Profit                 1,187,196       24,538    1,494,477       27,761

Operating Expenses
 General & Administrative      896,440      251,792    1,604,754      356,584
 Sales                       2,334,386       68,776    3,765,779      103,862
 Research and Development      317,284       28,280      398,400       63,843
Total Operating Expenses     3,548,110      348,848    5,768,933      524,289

Net Income (Loss)          $(2,754,210)  $ (589,395) $(4,715,810) $(1,828,372)

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

     Revenue is recognized ratably over the term of the merchant agreement. Only after merchant account approval and lease funding is revenue recognized. We generated $ 1,217,867 in sales for the 2000 quarter, compared to $ 34,631 in the same quarter of 1999. Annual revenues as of June 30, 2000 showed extraordinary growth from $ 39,130 in 1999 to $ 1,590,839 in 2000. This completes our sixth straight quarter of significant revenue growth. This growth is due to our marketing efforts through World Commerce Network and the continued growth of our existing sales channels.

     Cost of goods sold for the second quarter of 2000 decreased to 2.5% of revenues compared to 29.1% of revenues for the comparable quarter of 1999. Accordingly, cost of goods sold were 6.1% of revenues for the six month period
of 2000 compared to 29.0% of revenues for the 1999 six month period.   The
decrease was primarily due to renegotiated lower prices for merchant accounts and other third party products.

     Our gross profit was 97.5% of revenues for the 2000 second quarter and 93.9% of revenues for the 2000 six month period, compared to 70.9% of revenues for the 1999 second quarter and 71.0% of revenues for the 1999 six month period.

     Total operating expenses exceeded revenues by $2,330,243 for the 2000 second quarter and by $4,178,094 for the 2000 six month period compared to $314,217 for the 1999 second quarter and $485,159 for the 1999 six month period. Total operating expenses for the 2000 six month period included $1,358,825 in expenses for Pacific WebWorks, $3,933,533 in expenses for World Commerce Network and $476,575 in expenses for Intellipay.

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

     Research and development expenses, including all costs for product design, programming, and quality control were $289,004 higher for the 2000 second quarter and $334,557 higher for the 2000 six month period compared to the 1999 second quarter and six month period. The costs were related to research and development of IDDS , V4 , and BizWiz as well as the ongoing development and improvements to the IntelliPay gateway.

     Our net loss was 226.2% of revenues for the 2000 second quarter and 296.4% for the 2000 six month period compared to 1,701.9% of revenues for 1999
second quarter and 4,672.6% of revenues for the 1999 six month period.   The
primary source of our losses relates to our investment in the growth of our marketing subsidiary, World Commerce Network. Because the seminar expenses in World Commerce Network were recognized in the period incurred and revenue is recognized when earned, we expect a significant contribution of profitability from World Commerce Network in our consolidated third quarter. During the 2000 six month period, the loss attributable to Pacific WebWorks operations was $0.11 per share, the loss relating to World Commerce Network was $.208 per share and the loss relating to IntelliPay was $.092 per share.

Liquidity and Capital Resources.

     For the quarter ended June 30, 2000, we had $180,552 cash on hand with total current assets of $760,794 compared to $153,898 cash on hand and total current assets of $449,084 for the year ended December 31, 1999. 28.0% of the total current assets for the 2000 six-month period was allocated to accounts receivable. For the year ended 1999, 36.9% of the total current assets were allocated to notes receivable from IntelliPay and 22.6% to accounts receivable. The IntelliPay note receivable represents our commitments to their operations both during the period we were discussing the potential acquisition of their operations and the period immediately following the acquisition. The acquisition was completed in the second quarter of 2000.

     Total current liabilities increased $3,756,998 for the 2000 six-month
period from the 1999 year end.   Of this total, $233,585 was a note payable to
a minority partner in World Commerce Network. Trade accounts payable of $603,289 made up 13.7% of these liabilities.

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


                      PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following discussion describes all securities sold without regiatration by Pacific WebWorks from April 1, 2000 through June 30, 2000.

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

     In April 2000 we released ClipOn Commerce 3.5, which adds e-commerce and product management features, including inventory, to an existing Web site. This software also integrates with the Visual WebTools V4 product family. ClipOn Commerce 3.5 combines our previous ClipOn Commerce software with Visual WebTools WebShopper software.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit          Description
-------          ------------
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


                                   Pacific WebWorks, Inc.


                             /s/ Christian Larsen
Date: 10/30/00         By: ________________________________
                                Christian Larsen, President, C.E.O.


                            /s/ Matt Dastrup
Date: 10/30/00         By: ________________________________
                                Mat Dastrup, Chief Financial Officer