Form 10-Q
period 2000-09-30
PACIFIC WEBWORKS INC
filed 2000-10-31
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

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

                              1760 Fremont Drive
                          Salt Lake City, Utah 84104
                                (801) 578-9020
      (Address and telephone number of principal executive offices and principal place of business)

                        180 South 300 West, Suite 400
                          Salt Lake City, Utah 84101
                               (Former Address)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

    As of October 27, 2000, the Registrant had a total of 14,858,342 shares of common stock issued and outstanding.

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

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


Accounting Changes

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during the third quarter 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in the first quarter 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the company has deferred revenue of $2,967,088 at September 30, 2000 some of which was reported as revenues in prior quarters. The Company has also deferred costs paid in connection with the deferred revenues and has recorded prepaid expenses of $362,350 at September 30, 2000.

                            Pacific Webworks, Inc.
                               And Subsidiaries

                      Consolidated Financial Statements

                              September 30, 2000

                            Pacific Webworks, Inc.
                        Consolidated Balance Sheets



                                                     September 30 December 31
                                                         2000        1999
                                                     ------------ ------------
                                                      (Unaudited)

Assets

Current Assets (unaudited)
Cash and Cash Equivalents                            $    72,044  $   153,898
Accounts Receivable (net of allowance of
 $12,798 and $3,798 respectively)                        232,483      101,429
Employee Receivable                                        3,924        4,578
Prepaid Expenses                                         362,350       16,333
Accounts Receivable - Related Party                            -        6,800
Notes Receivable - Related Party                               -      166,046
Note Receivable                                                -            -
                                                     ------------ ------------

Total Current Assets                                     670,801      449,084
                                                     ------------ ------------

Property and Equipment                                   443,826      171,393
                                                     ------------ ------------
Other Assets
Goodwill, net                                          4,283,939            -
Deposits                                                   5,250        5,250
Computer Software Costs                                  342,534        4,832
                                                     ------------ ------------

Total Other Assets                                     4,631,723       10,082
                                                     ------------ ------------

Total Assets                                         $ 5,746,350  $   630,559
                                                     ============ ============
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                     $   473,599  $   74,550
Accrued Expenses                                         271,485      70,177
Notes Payable                                                  -     500,000
Notes Payable - Related Party                            216,580           -
Deferred Revenue                                       2,967,088           -
                                                     ------------ ------------

Total Current Liabilities                              3,928,752     644,727

Minority Interest                                              -           -
                                                     ------------ ------------
Stockholders' Equity
Common Stock, authorized 50,000,000 shares of no
 par value, issued and outstanding 10,400,342 and
 10,395,679 shares                                        14,858      10,396
Deferred Compensation                                          -     (13,216)
Paid in Capital                                        9,763,603   2,775,404
Retained Deficit                                      (7,960,863) (2,786,752)
                                                     ------------ ------------

Total Stockholders' Equity                             1,817,598     (14,168)
                                                     ------------ ------------

Total Liabilities and Stockholders' Equity           $ 5,746,350  $  630,559
                                                     ============ ============
                                     F-2

                           Pacific WebWorks, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                        For the three             For the nine
                                        months ended              months ended
                                 September30  September 30  September30  September 30
                                     2000         1999          2000         1999
                                 ------------ ------------  ------------ -------------
SALES                            $ 1,682,669  $    72,151   $ 3,273,508  $    111,281

COST OF GOODS SOLD                   116,235        8,316       212,597        19,684
                                 ------------ ------------  ------------ -------------

GROSS PROFIT                       1,566,434       63,835     3,060,911        91,597
                                 ------------ ------------  ------------ -------------
OPERATING EXPENSES
General And Administrative
  Expenses                           650,710      240,083     2,255,464       554,405
Sales                                737,804      102,689     4,503,581       206,551
Research and Development             246,972      100,673       645,372       205,946
                                 ------------ ------------  ------------ -------------

TOTAL OPERATING EXPENSES           1,635,486      443,445     7,404,417       966,902
                                 ------------ ------------  ------------ -------------

OPERATING INCOME (LOSS)              (69,052)    (379,610)   (4,343,506)     (875,305)
                                 ------------ ------------  ------------ -------------
OTHER INCOME AND (EXPENSES)
Amortization                        (307,875)      95,841      (641,484)   (1,230,300)
Depreciation                         (41,149)      (4,045)      (88,568)      (12,248)
Interest Expense                     (40,226)      (4,861)     (100,553)       (4,861)
Minority Interest                          -            -             -             -
                                 ------------ ------------  ------------ -------------
Total Other income and (Expenses)   (389,250)      86,935      (830,605)   (1,247,409)
                                 ------------ ------------  ------------ -------------

NET INCOME (LOSS)                $  (458,302) $  (292,675)  $(5,174,111) $ (2,122,714)
                                 ============ ============  ============ =============

NET INCOME (LOSS) PER SHARE            (0.03)       (0.03)        (0.41)        (0.22)
                                 ============ ============  ============ =============

WEIGHTED AVERAGE NUMBER OF        14,267,212    9,447,556    12,504,532     9,447,556
COMMON SHARES                   ============= ============  ============ =============



                            Pacific WebWorks, Inc.
                   Consolidated Statements of Cash Flows
                                 Unaudited)


                                                       For the nine
                                                       months ended
                                                 September 30  September 30
                                                     2000         1999
                                                 ------------- -------------
Cash Flows From Operating Activities

Net income (loss)                                $ (5,174,111) $ (2,122,714)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Depreciation & Amortization                           730,051     1,249,773
Bad Debt                                               18,000             -
Minority Interest                                           -             -
Loss on Investments                                    25,000             -
Change in Assets and Liabilities (Net of
 effects of acquisition of WCN)
(Increase) Decrease in:
Accounts Receivable                                   (96,616)      (49,251)
Other Receivables                                       1,595             -
Prepaid Expenses                                     (346,018)            -
Increase/(decrease) in:
Accounts Payable and Accrued Expenses                  71,071        48,261
Deferred Expenses                                           -             -
Deferred Revenue                                    2,719,588             -
                                                 ------------- -------------

Net Cash Provided (Used) by Operating Activities   (2,051,440)     (873,931)
                                                 ------------- -------------
Cash Flows from investing Activities
Cash paid for Notes Receivable                              -             -
Purchase of Property and Equipment                   (244,150)     (110,621)
Cash paid for deposits                                   (500)            -
Cash acquired in acquisition                            9,718       750,000
                                                 ------------- -------------

Net Cash Provided (Used) by Investing Activities     (234,932)      639,379
                                                 ------------- -------------
Cash Flows from Financing Activities
Proceeds from debt financing                          597,446       500,000
Principal payments on debt financing                  (18,873)     (250,000)
Proceeds from Issuance of Stock                     1,625,945             -
Warrants issued for services                                -             -
                                                 ------------- -------------

Net Cash Provided (Used) by Financing Activities    2,204,518       250,000
                                                 ------------- -------------
Net increase (Decrease) in Cash and
 Cash Equivalents                                     (81,854)       15,448
                                                 ------------- -------------

Cash and Cash Equivalents Beginning of Period         153,898         9,306
                                                 ------------- -------------
Cash and Cash Equivalents
End of Period                                    $     72,044  $     24,754
                                                 ============= =============
                                     F-5

                            Pacific Webworks, Inc.
                              September 30, 2000

NOTES TO FINANCIAL STATEMENTS

          Pacific Webworks, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999.

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

                            Pacific Webworks, Inc.
                              September 30, 2000


     On September 20, 2000, the Company's $600,000 notes payable were converted to 600,000 shares of common stock at $1.00 per share.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during the third quarter 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in the first quarter 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the company has deferred revenue of $2,967,088 at September 30, 2000, some of which was reported as revenues in prior quarters. The Company has also deferred commissions paid in connection with the deferred revenues and has recorded prepaid expenses of $362,350 at September 30, 2000.

                                     F-6


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

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS

     Pacific WebWorks develops business software technologies for Internet merchants and its wholly-owned subsidiary, IntelliPay, Inc., provides online, secure, and real-time payment processing. Pacific WebWorks also owns World Commerce Network, LLC, which promotes and sells products from Pacific WebWorks, IntelliPay Inc. and other vendors as Pacific may choose.

     For the nine-month period ended September 30, 2000, Pacific WebWorks recorded revenues of $3,273,508. This was a significant increase compared to the $111,281 in revenues for the nine-month period ended September 30, 1999. Our net loss was $5,174,111, or $0.41 per share, for the third quarter of 2000 compared to $2,122,714, or $0.22 per share, for the third quarter of 1999. Revenues were low in 1999 because we did not have significant sales of our products until the third quarter of 1999.

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

Acquisitions.

     On September 29, 2000, we signed a letter of intent to acquire the outstanding stock of Logio, Inc., a Nevada corporation in a share for share exchange. We are now in the midst of our due diligence process and expect that that process will be completed in a timely manner. Subject to the satisfactory completion of the due diligence, we plan to immediately initiate the process of obtaining shareholder approval for the proposed transaction.

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

Results of Operations.

     The following table summarizes the results of our operations for the three and nine months ended September 30, 2000 and 1999. The following discussions are based on consolidated financial statements of Pacific WebWorks and its wholly owned subsidiary IntelliPay and include the consolidation of former 51% interest in World Commerce Networks.


                             Three Months Ended        Nine Months Ended
                                September 30,             September 30,
                            2000           1999         2000          1999
                         ------------ ------------- ------------ ------------
Sales                    $ 1,682,669  $     72,151  $ 3,273,508  $   111,281

Cost of Goods Sold           116,235         8,316      212,597       19,684

Gross Profit               1,566,434        63,835    3,060,911       91,597

Operating Expenses           650,710       240,083    2,255,464      554,405
 General & Administrative    737,804       102,689    4,503,581      206,551
 Sales                       246,972       100,673      645,372      205,946
 Research and Development  1,635,486       443,445    7,404,417      966,902
Total Operating Expenses
 Net Income (Loss)       $  (458,302) $   (292,675) $(5,174,111) $(2,122,714)

     We receive revenues from the sale of access to our software technology sold by us or by all our resale channels. We also receive revenues from services provided for website design, training, education and consulting. During the first quarter we began seeing significant revenues from our joint venture in World Commerce Network. The success of the initial seminars conducted early in the first quarter of 2000 led us to expand our seminar funding to include a second team. Seminars conducted by our second team began late in the first quarter of 2000. We determined during the third quarter, the increased benefit of having a partner process all of the lease documentation and merchant account paperwork was minimized by the difficulties involved with remote operations. Revenue growth fell short of initial projections because of the difficulties in getting clients to expedite the paperwork required for processing their merchant accounts, and leases. We agreed with our partner, U.S. Merchant Systems, to complete our scheduled seminars and then Pacific WebWorks would assume the outstanding ownership of World Commerce Network held by US Merchant Systems and continue forward with World Commerce Network operations. We discontinued the second team as of mid-July and all remaining seminar sales as of the end of July. We anticipate beginning seminar operation again in the future. We continue to focus on sales growth through all other channels.

     Recognized revenue follows approximately three weeks after the sale is written at a seminar event. Only after merchant account approval and lease funding is revenue recognized. We generated $ 1,682,669 in sales for the 2000 quarter, compared to $ 72,151 in the same quarter of 1999. Annual revenues as of September 30, 2000 showed extraordinary growth from $ 111,281 in 1999 to $ 3,273,508 in 2000. This completes our seventh straight quarter of significant revenue growth. This growth is due to our marketing efforts through World Commerce Network and the continued growth of our existing sales channels.

     Cost of goods sold for the third quarter of 2000 decreased to 6.9% of revenues compared to 11.5% of revenues for the comparable quarter of 1999. Accordingly, cost of goods sold were 6.5% of revenues for the nine month period of 2000 compared to 17.7% of revenues for the 1999 nine month period. The decrease was primarily due to renegotiated lower prices for merchant accounts and other third party products.

     Our gross profit was 93.1% of revenues for the 2000 third quarter and 93.5% of revenues for the 2000 nine month period, compared to 88.5% of revenues for the 1999 third quarter and 82.3% of revenues for the 1999 nine month period.

     Revenues exceeded total operating expenses by $47,183 for the 2000 third quarter compared to total operating expenses exceeding revenues by $379,610 for the 1999 quarter. Total operating expenses for the 2000 nine month period exceeded revenues by $4,130,909 compared to $875,305 for the 1999 nine month period. Total operating expenses for the 2000 nine month period included $2,227,165 in expenses for Pacific WebWorks, $4,434,023 in expenses for World Commerce Network and $743,229 in expenses for Intellipay.

     Consolidated general and administrative costs increased $410,627 in the third quarter of 2000 compared to the 1999 third quarter. The general and administrative costs increased $1,701,059 for the 2000 nine month period compared to the 1999 nine month period. Growth in general and administrative costs is primarily attributed to the $1,178,092 overhead in World Commerce Network.

     Sales expenses, which include both sales and marketing expenses, grew $635,115 in the 2000 third quarter over 1999 and $4,297,030 in the nine month period from the comparable nine months in 1999. The 2000 nine month period increase included radio advertising on the Utah Jazz radio network, and direct mail of approximately 100,000 mail pieces per week. Sales expenses grew due to investments into World Commerce Network seminar teams and increased commissions paid to existing Pacific WebWorks sales channels. Over $300,000 of expenses in World Commerce Network for the nine month period were dedicated to funding the second team.

     Research and development expenses, including all costs for product design, programming, and quality control were $146,299 higher for the 2000 third quarter and $439,426 higher for the 2000 nine month period compared to the 1999 third quarter and nine month period. The costs were related to research and development of IDDS , V4 , and BizWiz as well as the ongoing development and improvements to the IntelliPay gateway.

     Our net loss was 27.2% of revenues for the 2000 third quarter and 158.1% for the 2000 nine month period compared to 405.6% of revenues for 1999 third
quarter and 1907.5% of revenues for the 1999 nine month period.   The primary
source of our losses relates to our investment in the growth of our marketing subsidiary, World Commerce Network. During the 2000 nine month period, the loss attributable to Pacific WebWorks operations was $0.145 per share, the loss relating to World Commerce Network was $.227 per share and the loss relating to IntelliPay was $.042 per share.

Liquidity and Capital Resources.

     For the quarter ended September 30, 2000, we had $72,044 cash on hand with total current assets of $670,801 compared to $153,898 cash on hand and total current assets of $449,084 for the year ended December 31, 1999. 34.7% of the total current assets for the 2000 nine month period was allocated to accounts receivable. For the year ended December 31, 1999, 36.9% of the total current assets were allocated to notes receivable from IntelliPay and 22.6% to accounts receivable. The IntelliPay note receivable represents our commitments to their operations both during the period we were discussing the potential acquisition of their operations and the period immediately following the acquisition. The acquisition was completed in the third quarter of 2000. Prepaid expenses represented 54.0% of current assets at the end of the third quarter 2000. This asset primarily represents the deferral of product costs to be recognized at the time the related revenues are recognized.

     Total current liabilities increased $3,284,025 for the 2000 nine-month
period from the 1999 year end.   Of this total, $216,580 was a note payable to
the former minority partner in World Commerce Network. Trade accounts payable of $473,599 made up 12.1% of these liabilities. $2,967,088 of the current liabilities relate to deferred revenue which we have deferred in accordance with SAB101 and recognized on a ratable basis over the term of our client's agreements.

     Net cash used by operating activities for the nine months ended September 30, 2000 was $2,051,440. Net cash used by investing activities was $234,932, which was primarily used for the purchase of capital equipment. Net cash provided by financing activities was $2,204,518 from both the issuance of stock and debt financing.

     In January 2000, we issued 400,000 warrants to Columbia Financial at a strike price of $3.50 for investor-relation services to be provided for us during the year 2000. Currently Columbia holds 800,000 warrants to purchase
our common stock.   We entered into a registration rights agreement with
Columbia Financial in February of 2000 and have registered the shares to be issued upon exercise of these warrants when, and if, Columbia Financial decides to exercise the warrants. As of the date of this filing, 150,000 warrants at a strike price of $2.50 were exercised. The warrants were all exercised during the fourth quarter of 2000.

     In February we agreed to sell 400,000 common shares for $1,000,000 with warrants for the purchase of an additional 600,000 common shares at strike prices ranging from $5.00 to $7.50 per share. Upon closing of this transaction we realized $1 million and may also receive additional proceeds from the exercise of the warrants in the future. However, the holders of the warrants have total discretion whether or not they exercise the warrants. We cannot assure that all of the warrants will be exercised before their expiration in 2004 and 2005. If all our outstanding warrants are exercised we would realize $6,375,000 in proceeds. As of the date of this filing, none of these warrants have been exercised.

     In June we entered into an agreement with the holders of a majority of our debt to convert $1 million of short-term debt and $37,536 accrued interest to common stock. The debt converted at one dollar per share for a total of 1,040,000 shares. Likewise, in September we converted $600 thousand of short-term debt to 600,000 shares of our common stock.

     Based on our revenues for the 2000 nine-month period, our management believes that we have sufficient resources available to continue our product development efforts and to continue our sales, marketing, and promotional activities for Visual WebTools . However, we operate in a very competitive industry in which large amounts of capital are required in order to develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

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

Factors Affecting Future Performance

     As of October 2000 we have added fourteen new resellers to our nation wide reseller group, resulting in 40 total resellers, and we acquired our 30,000th client. Management believes this growth will result in increased revenues, however, actual revenue increases will depend on a number of factors, including our ability to negotiate favorable licensing agreements with resellers; the number of our resellers; the software and services for which they subscribe; the nature and success of our products and services; establishing brand recognition of our products; regulatory changes; and changes in technology.

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


                          PART II: OTHER INFORMATION

              ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following discussion describes all securities sold without registration by Pacific WebWorks from June 30, 2000 through October 27, 2000.

     On August 21, 2000 we issued 18,000 shares valued at $26,000 to Don Mayer, President of Universal Business Insurance, Inc. for directors and officers insurance. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On September 20, 2000 we issued 600,000 shares valued at $600,000 to Mutual Ventures Corporation to satisfy a note payable. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit          Description

27               Financial Data Schedule


(b)  Reports on Form 8-K.

     On September 1, 2000, we filed a current report on Form 8-K under Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

     On September 29, 2000 we filed a current report on Form 8-K under Item 5 regarding the signing of the letter of intent to acquire Logio, Inc. No financial statements were filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pacific WebWorks, Inc.


           10/31/00                    /s/ Christian Larsen
Date: ________________________    By: ________________________________
                                      Christian Larsen, President, C.E.O.


           10/31/00                    /s/ Mat Dastrup
Date: ________________________    By: ________________________________
                                       Mat Dastrup, Chief Financial Officer