Form 10-K
period 2000-12-31
PACIFIC WEBWORKS INC
filed 2001-04-02
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 2000.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-26731

                            PACIFIC WEBWORKS, INC.
             ---------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

NEVADA                                              87-0627910
-------                                             ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1760 Fremont Drive, Salt Lake City, Utah            84104
----------------------------------------            ------
(Address of principal executive offices)           (Zip code)

180 South 300 West, Suite 400, Salt Lake City, Utah 84101
---------------------------------------------------------
(Former address)

Issuer's telephone number, including area code: (801) 578-9020

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

State issuer's revenue for its most recent fiscal year: $4,954,383.

As of March 8, 2001 the registrant had 18,337,475 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $20,579,733.

Documents incorporated by reference: None

                              TABLE OF CONTENTS

                                    PART I

Item 1.  Business...........................................................3
Item 2.  Properties........................................................11
Item 3.  Legal Proceedings.................................................11
Item 4.  Submission of Matters to a Vote of Security Holders...............11

                                   PART II

Item 5.  Market For Common Equity and Related Stockholder Matters..........11
Item 6.  Selected Financial Data...........................................12
Item 7.  Management's Discussion and Analysis and Results of Operations....13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data.......................22
Item 9.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure............................22

                                   PART III

Item 10.  Directors and Executive Officers of Pacific WebWorks.............22
Item 11.  Executive Compensation...........................................24
Item 12.  Security Ownership of Certain Beneficial Owners and Management...24
Item 13.  Certain Relationships and Related Transactions...................26

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..26

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


                                    PART I

                              ITEM 1.  BUSINESS

a) General Development.

      We made several acquisitions during the 2000 fiscal year, including acquisition of IntelliPay, Inc., a Delaware corporation, as our wholly owned subsidiary in April 2000. Then in August of 2000 we acquired World Commerce Network, LLC. Our 2001 fiscal year began with the acquisition of Logio, Inc. as our wholly owned subsidiary, in February of 2001. (See, "Subsidiaries," below, for further details.)

b) Our Business.

      Pacific WebWorks is an application service provider that develops business software technologies for Internet merchants. We specialize in turn-key applications allowing small to medium-sized business owners to expand their business onto the Internet. Our product family provides tools for web site creation, management and maintenance, statistics, reporting, surveys, marketing, hosting and e-commerce enabling, all within the small to medium-size business niche.

      We initially focused entirely on virtual retailing software solutions, meaning merchants that do not have a physical store location and would exist only on the Internet. Due to requests in the marketplace we expanded our technologies to include features for small to medium-sized physical merchants in addition to our virtual merchants. We plan to expand our software family to include features that integrate the physical store information systems with the Internet store information systems. This expansion may include features such as Cashier/ POS (point of sale) management, receiving, ordering, tender, store operations, human resources, POS peripherals management, inventory and accounting. At the same time we expect our virtual software will be expanded to include featured items and benefits, catalog management, order development, advanced 1-to-1 marketing methods, sophisticated item comparison and selection, and pre-sales qualification. This is expected to give the merchant a complete solution for all physical store and Internet concerns and at the same time reduces costs of operations and introduces new profit centers for the merchant.

Our Subsidiaries

      IntelliPay. On April 4, 2000 we acquired IntelliPay, Inc. ("IntelliPay") as our wholly owned subsidiary through a stock-for-stock exchange. (See, "Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations - Acquisitions," below, for accounting treatment.) We had been working closely with IntelliPay for about two years and during 1999 we entered into a joint venture with IntelliPay to establish MainStreetSquare.com, an online shopping portal. IntelliPay assists companies in their use of e-commerce web sites and specializes in providing online, secure and real-time payment processing services for businesses of all sizes. We refer to its products and services as the IntelliPay transaction gateway. IntelliPay's transaction gateway allows a business to accept real time payments from their web site, Internet appliances, kiosks, phone, fax or storefront. IntelliPay's systems use industry standard security components and methods, the same standards used by all major commerce sites, and has been tested under strict banking network procedures.

      The IntelliPay transaction gateway provides ePayment system components which help a business process and manage its Internet income. Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed. The IntelliPay LinkSmart connects the business' web site to IntelliPay's secure servers. Once customers enter the necessary data on a secure form, IntelliPay quickly processes the transaction in real-time (2 - 5 seconds) and returns the customer back to the business site.

      IntelliPay also provides methods for enterprise-level businesses to link IntelliPay's various products, services and features into their ecommerce web sites and port live data streams into back-office systems. Additionally, IntelliPay continues an aggressive research and development campaign designed to deliver new feature services and payment products to their merchant customers. Recent releases include:

   . Smart Pages, a method of which IntelliPay hosts the business' payment pages while the business maintains complete control over the "look and feel" of those pages;
   . Duplicate Transaction System which allows merchants to customize IntelliPay's transaction behaviors based on a detected duplicate transaction;
   . New Address Verification System rules which allow merchants to automate IntelliPay responses to credit card address verification responses, and more.

      In December 2000 IntelliPay moved into new corporate headquarters located in Silicon Valley, California. IntelliPay upgraded its data center with state of the art servers which increased its processing capabilities. As of December 2000, more than 8,500 merchants use IntelliPay's products and it has completed proprietary certifications with FDC, NDC, NOVA, Vital and FTB. For more information on IntelliPay, visit www.intellipay.com.

      World Commerce Network, LLC. World Commerce Network, LLC was created in December 1999 as a marketing company. Its mission was to sell the products of Pacific WebWorks, U.S. Merchant Systems and IntelliPay. (See, "Item 7:
Management's Discussion and Analysis of Financial Conditions and Results of Operations - Acquisitions," below, for accounting treatment.) The members included Pacific WebWorks and U.S. Merchant Systems, Inc. In March 2000 we purchased an additional 1% interest in World Commerce, which gave us a 51% total interest in World Commerce. In August of 2000, we acquired the remaining 49% of World Commerce.

      From December 1999 through July 2000 World Commerce conducted seminars focused on small business owners and home business Internet users. At the time World Commerce was selling products they included Visual WebTools(TM), merchant accounts, the IntelliPay transaction gateway, as well as education and training. World Commerce had established contract relationships with Productive Seminars, Inc. in St. George, Utah. Productive Seminars conducted the seminars throughout the country for World Commerce. However, World Commerce has ended its relationship with Productive Seminars and ceased seminar marketing as of July, 2000. During the time World Commerce was providing seminars we acquired approximately 3,000 new customers. While we may at some future date re-implement seminar marketing, we currently focus on company direct selling and acquisition of reseller and strategic alliance distribution channels.

      Logio, Inc. On October 31, 2000, Pacific WebWorks and Logio, Inc., a Nevada corporation, entered into an Agreement and Plan of Reorganization in which Pacific WebWorks agreed to acquire Logio as a wholly-owned subsidiary through a stock-for-stock exchange. (See, "Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations - Acquisitions," below, for accounting treatment.) The acquisition was contingent upon the approval of the stockholders of Logio and registration of the shares under the Securities Act of 1933. The registration statement on Form S-4 was declared effective on December 20, 2000 and Logio stockholder approval was obtained in January 2001. We finalized the acquisition on February 8, 2001 when we filed Articles of Exchange.

       Logio, Inc., formerly WordCruncher Internet Technologies, Inc., is a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine which serves the needs of the business professional. Logio launched its web site, logio.com, on March 19, 2000. The web site was designed to provide a broad spectrum of the information and services that are required by business people in their daily work activities. In June 2000, Logio shifted its business model towards the generation of revenues from set-up and maintenance fees from the sale of its directory in private label form to certain Internet sites and corporate Intranets.

      Logio currently works in conjunction with Pacific WebWorks, Inc. and its subsidiaries to jointly develop content related products and services. The acquisition of Logio has also added valuable components of management and technological infrastructure for further growth and expansion of Pacific WebWorks, Inc. and its subsidiaries.

Our Market

      We market our products to small businesses. According to Morgan Stanley Dean Witter, small business spending in the United States on Internet service applications is conservatively forecasted to grow from $197 million in 2000 to $1.5 billion in 2004, or about 200% calculated average growth rate. This is about half of all small business application service provider spending, and represents one of the last large Internet business marketplaces with no established leader in place. The other half of small business application service provider includes Internet applications like e-mail.

      Total United States spending by all size companies is forecasted to grow from $960 million in 2000 to $4.25 billion in 2004 (Source: Morgan Stanley Dean Witter, The Phillips Group). Small companies, with fewer than 100 employees, but not home-based businesses, represent about 70% of all forecasted application service provider spending. There were about 7.5 million such United States business in 2000, growing to about 7.9 million in 2004 (Source: U.S. Census). Of that number, about 75,000 companies, or 1% use application service provider services today. By 2004, that number is expected to grow substantially to three million (Source: eMarketer, The ASP Report, November 2000), or about 38%. According to International Data Corp, the number of companies selling online in 2000 is 15%. That percentage is expected to grow to 50% by 2004.

Pacific WebWorks' Products and Services

      Even though small business typically understands how traditional brick and mortar businesses operate, they don't necessarily know how to replicate business processes effectively and economically on the Internet. Pacific WebWorks assists small businesses in succeeding online through our software tools, Visual WebTools(TM) and education.
      We provide a one-stop solution that includes an integrated suite of e-commerce software tools, plus hosting, site management, web design services, and education. By leveraging a shared commerce platform across many customers, Pacific WebWorks brings economy of scale to our customers. Because of this, we believe our clients can focus on their business instead of technology, therefore they can achieve a much faster return on investments made in technology and succeed on the Internet.

      Products

Visual WebTools Version 4.0 ("V4") is a suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet. The V4 tools include:

      .  WebWizard - Build and maintain a professional-looking web site.

      . WebChannels - Deliver your message with this e-mail marketing tool. . WebContacts - Organize your contact database.
      .  Web Profiler Tool - Create forms and questionnaires to gather demographic data.
      .  WebStats - Track the activity of your site.
      .  ClipOn Commerce(TM) - Sell your products and collect payments.

WebWizard. WebWizard is an easy-to-use Web page design program that is simple enough for the novice, yet powerful enough for Web design professionals. It incorporates sophisticated site components like tables, frames and multimedia files in a straightforward, menu driven process. No complicated programming is required. WebWizard allows businesses to quickly and easily create, update, modify, and enhance their web sites. Changes can be made 24 hours a day, 7 days a week from any Internet-connected Windows PC. Changes are updated automatically and placed online within minutes. Businesses can manipulate their site's layout, colors, content, tables, and graphics easily. WebWizard includes a library of hundreds of graphics which are accessible by our clients.

Web Contacts, WebChannels and web profiling tool databases are complex, expensive and high maintenance. They are also important and powerful components of Internet marketing. Pacific WebWorks has developed sophisticated tools to help our small business clients on the Internet. WebChannels, WebContacts and web profiling tool give small businesses the tightly integrated tools they need to conduct effective, easy-to-manage Internet-based marketing campaigns.

WebContacts is a contact management program. Our clients can maintain a list of their web site visitors if the visitor elects to leave behind contact information. This allows our clients to continue to market to their customers. We believe our customers have potential to increase sales if they can continue to communicate with their customers.

WebChannels is an e-mail distribution program that enables our customers to send customized e-mails to their base of subscribers.

Web profiling tool is a form and survey creation tool that helps capture feedback and valuable information from customers and web site visitors. Our clients can create customizable forms, surveys and interactive questionnaires. Web profiling tool includes a catalog of pre-made questions or the client can create his own. For example a client could add support for online subscription services, such as weekly newsletters, coupons and special deals.

WebStats enables our clients to watch what their customers are doing. WebStats is a statistics program that provides detailed reports on web site visitors including the path their customers take throughout the web site. We've made it easy to discover what browsers and operating systems web site visitors are using, what web sites generate page hits, and what pages are the most popular. WebStats can produce reports of invaluable business information, including year-long sales trends and the effectiveness of our clients' sites.

ClipOn Commerce(TM)   is a e-storefront and product management system,
complete with shopping cart technology. With ClipOn Commerce, our clients build an Internet storefront quickly and efficiently. They can create a complete product catalog, organize and search products by unlimited categories and import/export to and from their database. ClipOn Commerce has support to include a merchant account and is integrated with our IntelliPay transaction gateway, which allows our clients to accept all major credit cards and electronic checks. ClipOn Commerce also has support for QuickBooks accounting software.

      Services

      Pacific WebWorks provides more than our Visual WebTools(TM). We also assist our customers with education and site design services. We believe this information helps our clients understand how to use the Internet more effectively.

E-Camp is a three-day training program designed to teach aspects of doing business on the Internet.

Idea Center: Our online Idea Center promotes our customers' successes by providing them with current information related to the Internet and what other successful business owners are doing online.

Rent -a-Pro offers custom web site design services to clients who elect to hire Pacific WebWorks to build their web site for them, rather than building it themselves.

Technical Support. Pacific WebWorks offers support via online chat or e-mail from 7 a.m. to 8 p.m. (MST), or by phone from 8 a.m. to 5 p.m.

Hosting Infrastructure.   Users of Visual WebTools(TM) never have to own their
Internet technology. Pacific WebWorks customers' web sites are hosted on behalf of our clients, therefore eliminating the cost of ownership for our clients.

Place-to-Vacation is a marketing tool that helps our users attract Internet traffic to their web site by giving away a chance to win a free vacation.

Intellipay Products

      ePayment System. A rich variety of features and tools gives IntelliPay merchant customers increased control over one of their most important lifelines, their income revenue streams. One of IntelliPay's missions is to stay in close contact with our business customers and develop features and products that online businesses actually need or want. IntelliPay supports all major card types including Visa, MasterCard, American Express, Discover, Diners Club and JCB. Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks. Transaction types include all industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called "force" allowing a transaction authorized offline (possibly a voice authorization) to be settled, credits (for refunds) and an IntelliPay innovation "AVS Only", allowing merchants to retreive an AVS score and verify the account validity. Innovative business rules developed by IntelliPay allow our customers to control transaction level behavior depending on AVS scores, duplicate transaction attempt detection, and more. IntelliPay also automatically settles merchant batches nightly so merchants are freed from laboriously forcing settlement via manual or programmatic methods, which also helps reduce merchant costs by settling within the 24-hour window mandated by most merchant accounts. IntelliPay's system is fully transportable meaning that an IntelliPay business customer can switch web site hosting companies, switch between most e-store softwares or switch to or from almost any merchant account provider. Our system can follow him at no additional charges and minimal technology issues.

      ExpertLink(TM). ExpertLink is IntelliPay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web-developers and application developers to build in IntelliPay's ePayment processing and various unique features including batch management commands, duplicate transaction detection and management, and much more. A merchant usually purchases ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

      LinkSmart(TM). LinkSmart gives online merchants IntelliPay's ePayment features with minimized technical installation on the merchant side. With LinkSmart, the merchant does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them. LinkSmart offloads many expensive mission-critical e-commerce hurdles from the merchant. Using IntelliPay's proprietary SmartPages(TM) technology, the LinkSmart merchant can upgrade and control the entire look and feel of the IntelliPay hosted payment pages.

      Smart Terminal(TM). Smart Terminal allows merchants to securely log into their IntelliPay account from any Internet browser and authorize manual transactions and orders they've received through email, voice, fax or other offline methods. With Smart Terminal most merchants don't need to buy expensive terminal devices and this can save them hundreds, if not thousands, in expenses. Smart Terminal supports all industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-IntelliPay authorized transactions, credits and more. Most merchants receive Smart Terminal along with LinkSmart or ExpertLink, but Smart Terminal can also be purchased as a standalone product.

      Secure Account Management System ("SAMS"). IntelliPay merchants can securely log in to IntelliPay's Secure Account Management System from any web browser to configure and control various IntelliPay components and behaviors. They can manage today's authorized transaction batches, control passwords, enforce transaction data components, control various features such as our new duplicate transaction detection and management system, control email transaction receipts, access Smart Terminal, control LinkSmart payment page contents, target returning live data streams, configure Visa-required invoice numbering, and more.

Competition

      Our market is relatively new, very competitive and subject to rapid technological change. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets. A number of companies are now providing Internet services to small businesses. They include organizations like Microsoft, vJungle, Bigstep.com, Websitepros, Agillion, Bizfinity, Vista.com, an HostPro.

      At the present time, we have not identified any other companies that are using the same approach as Pacific WebWorks . Nonetheless, there is always the potential that other, larger interests will choose to enter the market we are developing, or that a new market may emerge. Although we feel the market is vast enough for many technology providers, we may not be able to compete effectively with current and future competitors.

Sales and Marketing

      We do not believe that our competitors are effectively targeting our market niche: A totally Internet based, end-to-end business solution for small and medium-sized businesses. We believe that our products will allow businesses to generate leads, sell products, run sales promotions, capture demographic information about web site visitors, communicate with web site visitors, and obtain intelligent information about who is visiting their web sites and what they are doing while they are there. Our products allow our customers to stay in complete control of their web sites and provide tools, which can facilitate a successful Internet experience for them.

      We market and sell our products through reseller channels, our internal sales force and strategic partnerships. We sell our products to partners at wholesale, who then mark the products up and sell them at retail. We also sell our products through resellers who are paid a commission for each merchant who purchases our products. Each merchant must sign a purchase agreement with the reseller, which the reseller must in turn provide to us. We then provide software to the resellers' own merchants which allows these users to create Internet web sites and/or complete e-business solutions. We provide the initial reseller with training in the use of the software. The reseller is an independent contractor and is obligated to pay the amounts due under the agreement even if payments from the merchant are not received.

      We believe we may be able to develop a substantial presence in our target market through a combination of marketing strategy, unique proprietary technology, technical expertise, and early entry into our target market. It is our opinion that in the past, businesses which have attempted to maintain interactive web sites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their web sites, or retained contract "web professionals" to do so. We believe that Visual WebTools(TM) allows small businesses, at a relatively small cost, to participate in Internet commerce by creating and managing their own Internet web sites and storefronts.

Major Customers

      During fiscal year 1998 our management changed our strategy from contract programming to focus on development of Internet software applications and marketing of these Internet tools and de-emphasized contract programming. We had a total client base of 85 and four major customers who individually accounted for 10% or more of our total revenues. Internet Yellow Pages accounted for 26%, or $44,890, of total 1998 revenues. Ex.Sight Co. accounted for 16%, or $28,161, of total revenue. CUSA Technologies accounted for 12%, or $21,271 of total revenues. American Home Business contributed 14%, or $24,422, in sales.

      During fiscal year 1999 we increased our client base to several hundred with two of our sales channels providing 41% of our revenue. Lauman Enterprise, a reseller, accounted for approximately $60,000 or 20% of total revenues in 1999. US Merchant Systems, Inc. supplied us with marketing expertise and merchant accounts for our customers, and accounted for approximately $65,000, or 21% of our revenue for 1999. We entered into a joint venture with US Merchant Systems in December of 1999 to create World Commerce Network. World Commerce Network became the seminar marketing operations for sales of Pacific WebWorks technologies in early 2000.

      During fiscal year 2000 we increased our client base to several thousand. As a result, we no longer are dependent on a limited number of significant customers or resellers.

Product Development

      Pacific WebWorks, Inc. is currently working on a new release of its Visual WebTools(TM) software. This release is primarily a newly developed user interface that we believe will be much easier to use by our merchants therefore making our software more appealing to new prospective customers.

      As part of our new user interface structure we are making it possible to separate our WebWizard and ClipOn Commerce Products into stand alone product offerings. This will allow the company to greatly enhance our strategic alliance and business development efforts by offering low cost products that can be widely distributed to existing clients and allow Pacific WebWorks the ability to upgrade those clients into the rest of our software tools.

      In first quarter 2001, IntelliPay expects to release two new products for it's payment system one of which is SmartPages, that allows IntelliPay business customers to host their secure web interface with IntelliPay while still retaining complete control over the look and feel of their payment web pages. The other new product release is a new duplicate payment request detection and management system enabling online businesses to configure the detection of and management of duplicate transaction requests from their ecommerce web site. Duplicate transaction requests can be the result of an online shopper mistakenly submitting the same purchase twice, but it can also be a source of online fraud attempts in some cases. The engineering and development of both of these new features has been completed and beta tested.

      In 2000 we spent $1,044,842 for research and development for completion
of our V4 version of Visual WebTools(TM).   In 1999, we recorded $320,479 for
engineering costs, including research and development expenses. During 1998 we used $11,949 for engineering costs, including research and development expenses.

Material Contracts

      We are a party to the following material contracts:

      In January 1998, we entered into an agreement with Electric Lightwave, Inc. for telecommunications, facilities, and Internet access. We formalized the agreement in February 1998 and currently pay $2,200 per month for this service. The contract is scheduled to expire December 31, 2001. We believe that we will be able to extend this contract on terms, which are acceptable to us, but have no assurances that we can do so. However, we believe that we will be able to enter a new contract with a different service provider if the contract is not extended.

      In February of 1999, we entered into an agreement with U.S. Merchant Systems, Inc. located in Newark, California. U.S. Merchant Systems, Inc. provides merchant accounts to our clients. We integrated a merchant account and transaction processing which allows purchasers of Visual WebTools(TM) to accept all major credit cards and personal checks at point of sale from their web sites. The term of this agreement is one year from the date of execution and shall automatically renew each successive year thereafter, unless canceled in writing.

Trademark, Licenses and Intellectual Property

       On October 9, 1998, Utah WebWorks filed a trademark application for Visual WebTools(TM) which we acquired and became responsible for upon our merger with Utah WebWorks. In December of 1998 the United States Patent and Trademark Office assigned Serial No. 567,136 to this mark. The trademark is currently pending. In 1999, we filed a Trademark application for MainStreetSquare.com(TM), Cyberhaggle(TM), and Pricehunter(TM), all features of the online mall. Likewise, in 1999 we filed for trademarks on Pacific WebWorks(TM), ClipOn Commerce(TM), FreeSiteNow(TM), V4(TM), Overnet Express(TM) and IDDS(TM). We did not file any trademark applications during fiscal year 2000.

      Our success will depend, in part, on our ability to obtain and protect our trademark and trade secrets and operate without infringing upon the proprietary rights of others in the United States and other countries. If we were to become involved in a dispute regarding our intellectual property, it could become necessary for us to participate in interference proceedings before the United States Patent and Trademark Office to determine whether we have a valid claim to the rights involved. We could also be forced to seek a judicial determination concerning the rights in question. These proceedings could be costly and time consuming, even if we were to eventually prevail. Should we not prevail, we could be forced to pay significant damages, obtain a license to the technology in question, or stop marketing one or more of our products.

      All of our core technology was developed internally by our engineers and by the engineers of Utah WebWorks. The performance of our products does not primarily rely on any third party technology, although we continue to support as many third party technologies as possible.

      We also rely upon trade secrets, proprietary know-how, and confidentiality provisions in agreements with employees, consultants, and resellers to protect our intellectual property rights. There are risks that these other parties may not comply with the terms of their agreements with us, and that we may not be able to adequately enforce our rights against these parties.

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

Employees

      We currently have approximately 33 employees. There are approximately 29 employees in our Salt Lake City, Utah offices, approximately 10 of which support the operations of all subsidiaries, and four in our Fremont, California offices. Of these employees, approximately three are employed on a part-time basis. Our employees are not presently covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages.

Reports to Security Holders

      We are required to comply with the reporting requirements of the Securities Exchange Act of 1934 ( the "Exchange Act") and file annual, quarterly, and other reports with the SEC. We are also subject to the proxy solicitation requirements of the Exchange Act and, accordingly, furnish an annual report with audited financial statements to our stockholders. We currently use an investor relations firm, Columbia Financial Group, and interested persons may call at (888) 301-6271. Also, interested persons may visit our web site at http://www.pacificwebworks.com.


                             ITEM 2.  PROPERTIES

      We moved into new corporate offices in late September 2000. The new corporate office is 26,200 square feet of office and common space in a commercial development located in Salt Lake City, Utah and serves as our main office and production facility. The property includes a 3,200 square foot training facility, a 3,000 square foot data center, and a microwave tower and two T1 lines for bandwidth redundancy. We believe this property will be adequate for our future needs. The lease agreement requires a monthly lease payment of approximately $26,200 for a term of one year with an automatic renewal for up to five years. Either party may terminate the lease within 30 days of yearly expiration.

      We currently are obligated under the lease for our former corporate offices located in the Westgate Business Center in Salt Lake City, Utah. We are currently attempting to negotiate a release from or termination of that lease. Under the lease we are required to pay $5,800 each month for 5,700 square feet of commercial office space. This lease expires on December 31, 2001.


                          ITEM 3.  LEGAL PROCEEDINGS

      We are not aware that we are a party to any existing or threatened legal or administrative proceedings as of the date of this filing.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.


                                   PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

      Our common stock is traded on the NASD OTC Bulletin Board under the symbol "PWEB". There was no trading activity in our common stock prior to the first quarter of 1999. The following table presents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Year            Quarter Ended            High Bid      Low Bid
      ----            -------------            --------      -------
      1999            March 31                 $15.50        $  6.875
                      June 30                    9.41            5.00
                      September 30               6.38            3.81
                      December 31                4.94            1.25

      2000            March 31                 $ 6.13        $   2.31
                      June 30                    4.75            2.13
                      September 30               3.50            1.63
                      December 31                3.34            0.59

      On March 12 2001 our common stock was listed on the Berlin Exchange under the symbol "PWB". The Berlin Exchange lists more than 10,000 companies from 60 different countries.

      As of March 8, 2001 we have approximately 245 stockholders of record.

      We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. In addition, it is anticipated that the terms of future debt and/or equity financing may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely. However, payment of future dividends will be determined from time to time by our board of directors, based upon our future earnings, financial condition, capital requirements and other factors. We are not presently subject to any restriction on our present or future ability to pay any dividends.

b) Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by Pacific WebWorks without registration during the fourth quarter of 2000 and as of a recent date:

      During January 2001 we issued an aggregate of 537,200 common shares valued at $268,600 to Principal Property Management LLC in consideration for a security deposit and monthly rent for our corporate office lease. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.


                       ITEM 6.  SELECTED FINANCIAL DATA

      The financial information set forth below with respect to our statements of operations for each of the four years ended December 31, 2000, 1999, 1998 and 1997 and with respect to our balance sheets at December 31, 2000, 1999, 1998 and 1997 is derived from financial statements that have been audited by our independent certified public accountants, and is qualified by reference to their reports and notes related thereto. Our accounting predecessor, Utah WebWorks, Inc., had an inception date of April 10, 1997 and Utah WebWorks merged with Pacific WebWorks (then Asphalt Associates, Inc.) on January 11, 1999. The 2000 fiscal year includes consolidation of our wholly owned subsidiary, IntelliPay, and includes the consolidation of our former 51% interest in World Commerce. The following selected financial data should be read in conjunction with our financial statements and notes attached to this report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.


Statement of Operations Data           Year ended December 31,
----------------------------           -----------------------
                               2000        1999          1998         1997
                           ------------ ------------ ------------ ------------
Net Revenues:              $ 4,954,384  $   305,628  $   172,395  $    94,014
Cost of sales                  811,506       42,874      188,974      107,332
                           ------------ ------------ ------------ ------------
Gross profit (loss)          4,142,878      262,754      (16,579)     (13,318)
                           ------------ ------------ ------------ ------------
Operating expenses:
 Selling expenses            4,802,397      406,917       30,180       13,987
 Research and development    1,044,842      320,479       11,949        5,523
 General and administrative  2,375,252      786,740       67,845       36,179
 Depreciation and
  amortization               1,095,261       30,572       13,151            -
Compensation expense for
  options and warrants          28,366    1,242,584            -            -
                           ------------ ------------ ------------ ------------

   Total operating expenses  9,346,118    2,787,292      123,125       55,689
                           ------------ ------------ ------------ ------------
   Loss from operations     (5,203,240)  (2,524,538)    (139,704)     (69,007)
                           ------------ ------------ ------------ ------------
Other income and (expenses)
 Interest expense              (70,440)     (19,243)     (10,761)      (3,500)
 Interest income                13,989        1,246            -        3,755
 Loss on investment                  -      (25,000)           -            -
                           ------------ ------------ ------------ ------------
                               (56,451)     (42,997)     (10,761)         255
                           ------------ ------------ ------------ ------------

    Net Loss               $(5,259,691) $(2,567,535) $  (150,465) $   (68,752)
                           ============ ============ ============ ============
Net loss per-share basic
 and diluted               $     (0.40) $     (0.27) $     (0.03) $     (0.01)
                           ============ ============ ============ ============
Shares used in computing
  per share amounts         13,140,360    9,652,500    5,000,000    5,000,000
                           ============ ============ ============ ============



                                              December 31,
                                            ---------------
Balance sheet data             2000        1999          1998         1997
-------------------        ------------ ------------ ------------ ------------
 Cash and cash equivalents $   163,801  $   153,989  $     9,306  $     5,440
 Total assets                5,405,022      630,559       55,970       61,092
 Total current liabilities   3,282,184      644,727      265,187            -
 Accumulated deficit        (8,046,443)  (2,786,752)    (219,217)     (68,752)
 Stockholders' equity
   (deficit)                 2,122,168      (14,168)    (209,217)     (58,752)


See notes to Financial Statements for information concerning the computation of per share amounts.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

      Overview Beginning in the second quarter of 2000, and throughout the remainder of the year, management took several steps to restructure our operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. Cash from our current sales channels is insufficient to support our existing operations, however, management believes that the sales channels currently we are developing will be sufficient to support our existing operations in the near term. Sales projections may remain down throughout early fiscal year 2001 due to the alteration of our short-term goals and our overall sales and marketing strategy.

      Acquisitions. We acquired IntelliPay in an arms length transaction through a stock-for-stock exchange in which Pacific WebWorks issued 2,400,000 common shares, valued at $4,320,000, in exchange for 1,000 shares of IntelliPay. The acquisition was accounted for under the purchase method of accounting. Accordingly, IntelliPay's results of operation have been included with Pacific WebWorks from the closing date in April 2000 and its consolidated assets and liabilities have been recorded at their fair values on the same date.

      Pacific WebWorks and U.S. Merchant Systems, Inc. formed World Commerce in December of 1999 as a joint venture. Originally, we held a 50% interest in World Commerce, which was held on the equity method of accounting. In March 2000 we acquired an additional 1% interest in World Commerce for 4,663 shares of Pacific WebWorks common stock totaling $9,180, which gave us a 51% total interest. In the third quarter of 2000, we determined that we would acquire the remaining 49% of World Commerce. We agreed with our partner, U.S. Merchant Systems, to complete our scheduled seminars and then we would assume the outstanding ownership of World Commerce held by US Merchant Systems and continue forward with World Commerce operations. As a result we acquired the remaining 49% interest for $100 in August 2000. The operations of World Commerce are consolidated with our financials statements as a wholly owned subsidiary of Pacific WebWorks.

      We acquired Logio in an arms length transaction by issuing approximately
2.8 million shares of our common stock for 18,425,830 shares of Logio common stock. This transaction was valued at approximately $2,282,000. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Logio's results of operation are included with ours from the closing date and its consolidated assets and liabilities are recorded at their fair values at the same date.

Results of Operations.

      The following discussions are based on consolidated financial statements of Pacific WebWorks and its wholly owned subsidiaries IntelliPay and World Commerce.

      We have sustained losses from operations for the last four fiscal years and our ability to continue as a going concern is dependent upon our ability to increase our revenues, reduce our monthly expenses or obtain additional financing.

      We receive revenues from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education
and consulting.   Revenues are recognized when persuasive evidence of an
agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Cost of sales includes costs of merchant accounts, shipping and fulfillment costs, and other third party products and services.

      Operating expenses include general and administrative, which consists of all finance and administrative salaries and benefits, rental of office space, professional fees, and other general office expenses. Selling expenses include both sales and marketing expenses including department salaries and benefits, advertising, seminar costs, and commissions paid to resellers. Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Operating expenses also include the depreciation of property and equipment, amortization of goodwill and other assets, and expenses related to stock options and warrants earned by employees, directors and consultants.

      Comparison of 2000 and 1999 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 2000 with the year ended December 31,1999:

      Net Revenues: Pacific WebWorks generated $4,954,384 in net revenues, an increase of $4,648,756, as compared to $305,628 for 1999. A total of 70.7% of the net revenues were raised from seminar related activities during fiscal 2000. However, the seminars were abandoned due to the significant costs involved in running several seminar teams and the cash flow concerns related to the seminar marketing operations. A total of 16.8% of the net revenues were related to IntelliPay monthly gateway service fees and set-up fees on ePayment Systems and 12.4% were related to product sales and licensing fees for our software technology and from web site design services and training.

      General and Administrative Expense: General and administrative expenses increased $1,588,512 from 1999 to 2000. The increase is primarily due to our growth in 2000 and the resulting increases in finance and administrative employees, telephone expenses, bank and merchant discount fees, insurance costs and the renting of the new data center, approximating $30,000 per month beginning in October of 2000.

      Selling Expenses:   Our selling expenses increased $4,395,480 in 2000
compared to 1999. These expenses related primarily to seminar related activities, including outsourced seminar presentation talent, postage and printing of mailers, travel, trade shows, meeting room facilities, and internal sales employees.

      Research and Development Expenses: Research and development expenses increased $724,363 in 2000 from 1999. The increase was primarily due our research and development efforts and completion of IntelliPay's ePayment System and related products. These expenses are primarily comprised of employee related charges for up to thirteen engineering personnel and consulting services related to development.

      Total Operating Expenses: The $6,558,828 increase in total consolidated operating expenses from 1999 to 2000 was due primarily to our seminar related activities and the development of our software tools and ePayment product. We completed development of our core products in 2000 and continually work to improve and maintain them. In second quarter 2000, we shifted our sales and marketing model from seminar presentations to strategic business development and reseller distribution channels. This shift caused a reduction in selling expenses in late 2000.

      Compensation expense for options and warrants for Consulting Services. We grant options from time to time as approved by the board of directors. We granted options to employees in September 2000 and the strike price of these options was less than the fair value on the date of grant, creating intrinsic value. We are recognizing the expense of these options over the one-year vesting period and have recorded $15,150 during 2000.

      We issued warrants to purchase 400,000 common shares to our investors relations firm for services during 1999. The warrants were exercisable over a period of time and we recognized the $1,255,800 value of the warrants, determined on the Black-Scholes model, over the period earned. We recorded $13,216 in 2000 and $1,242,584 in 1999.

      Net Loss. Our consolidated net loss for 2000 was $5,259,691 compared to a net loss of $2,567,535 for 1999, an increase of $2,692,156. The net loss increase in 2000 was primarily due to increased operating expenses, related to seminar sales activity, and increases in employees and administrative costs, and research and development efforts.

      Comparison of 1999 and 1998 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 1999 with the year ended December 31, 1998:

      Revenues. We generated $305,628 in revenues from product sales and licensing fees for our software technology during fiscal 1999 compared to $172,395 for 1998. The increase was primarily attributable to the development of sales of our software technology by us or through our resellers.

      General and Administrative Expenses. These costs increased $718,895 from 1998 compared to 1999. The increase is primarily due to the growth in the number of administrative employees and general office expenses.

      Sales Expenses. Sales expenses increased $376,737 from 1998 compared to 1999. Sales expenses for 1999 increased over the previous years due to the development of an inside sales force, which included experienced Internet sales people and equipment such as a predictive dialer.

      Research and Development Expenses. Research and development expenses recorded an increase of $308,530 from 1998 to 1999. The increase was primarily due to continued development of our software technologies and addition of development employees.

      Total Operating Expenses. The $2,664,167 increase in total operating expenses from 1998 to 1999 was due to the change in the nature of our operations from selling services to selling software products. Our expenses increased primarily due to the expense related to execution of our new development plan.

      Warrants for Consulting Services. We issued warrants to purchase 400,000 common shares to our investors relations firm for services during 1999. The warrants were exercisable over a period of time and we amortized the $1,242,584 value of the warrants, determined on the Black-Scholes model, for the 1999 period.

      Net Loss. Our net loss for 1999 was $2,567,535 compared to a net loss of $150,465 for 1998. The net loss increase of $2,417,070 in 1999 was primarily due to increased operating expenses related to research and development efforts, improvement of sales channels, and the amortized expense for the warrants issued for services.

      Comparison of 1998 and 1997 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 1998 with the year ended December 31, 1997:

      Revenues. We generated $172,395 in revenues from product sales and licensing fees for our software technology during fiscal 1998 compared to $94,014 from engineering services for 1997. The increase in revenues of $78,381 was a result of shifting our business operations from engineering services to Internet software applications.

      General and administrative expenses. These costs increased $31,666 from 1997 compared to 1998. The increase was primarily due to increases in general office expenses.

      Sales expenses. Sales expenses increased $16,193 from 1997 compared to 1998. The increase was primarily due to promotions, including printing of material related to professional services.

      Research and Development. These expenses increased $6,426 from 1997 compared to 1998. The increase was primarily due to the addition of new development personnel.

      Total operating expenses. Total operating expenses were 59.2% of revenues in 1997 compared to 71.4% of revenues in 1998. These expenses increased as a result of the major changes in the nature of our business operations.

      Net Loss. We recorded a net loss of $68,752 for 1997 and a net loss of $150,465 for 1998. The increase in the net loss was a result of the operating expenses associated with our growth and shift in business operations.

Liquidity and Capital Resources.

      At December 31, 2000, we had $163,801 cash on hand with total current assets of $698,784 compared to $153,898 cash on hand and total current assets of $449,084 at December 31, 1999. Total current liabilities were $3,282,184 at December 31, 2000 compared to $644,727 at December 31, 1999. Deferred revenue of $1,811,020 represents the majority of the total current liabilities and has been deferred in accordance with SAB101 and recognized on a ratable basis over the period the service revenues are earned. As of December 31, 2000, our accumulated deficit totaled $8,046,443 and we had negative working capital totaling $2,583,400 in 2000 and $195,643 in 1999.

      Net cash used for operating activities for the year ended December 31, 2000 was $2,100,149. Net cash used in investing activities was $252,655, which was primarily used for the purchase of capital equipment. Net cash provided by financing activities was $2,362,707 from both the issuance of common stock and debt financing.

      During fiscal year 2000 we entered into agreements with the holders of a majority of our debt to convert those debts into equity. In June 2000 we converted notes payable with interest of $2,037,536 into 1,440,000 common shares of which 400,000 common shares were converted for $1,000,000 along with warrants for the purchase of an additional 600,000 common shares at strike prices ranging from $5.00 to $7.50 per share. Then in September 2000 we converted a $600,000 note payable to 600,000 common shares. We also issued 18,000 shares valued at approximately $26,000 for director and officers' liability insurance in August 2000.

      In January 1999 we issued warrants to Columbia Financial Group to purchase 400,000 shares of our common stock at an aggregate exercise price of $1,475,000 in exchange for their services to us. We entered into a registration rights agreement with Columbia Financial in February of 2000 and have registered the shares to be issued upon exercise of these warrants when, and if, Columbia Financial decides to exercise the warrants. As of the date of this filing, 150,000 warrants at a strike price of $2.50 were exercised during the fourth quarter of 2000.

      We may receive additional proceeds from the future exercise of the warrants we have issued. However, the holders of the warrants have total discretion whether or not to exercise the warrants. We cannot assure that all of the warrants will be exercised before their expiration in 2004 and 2005.
If all our outstanding warrants are exercised we would realize $4,975,000 in proceeds.

      During the fourth quarter 2000, as a result of our marketing and sales strategies shifting away from costly seminars to business development, our monthly cash inflow has decreased substantially. Our monthly cash outflows have also resulted in a similar decrease during the fourth quarter. We continue to fund our operations with borrowings and the sale of unregistered stock where cash flows fall short of requirements. While we have taken steps to reduce our monthly burn rate and move to become cash flow positive, we believe will need an additional $2.5 million to 5 million in 2001 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

      While we may be able to fund a portion of our operations through our revenues for the short term, we currently anticipate using private placements of our common stock to fund operations over time. We intend to issue such stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Risk Factors Affecting Future Performance

      We will need additional capital and may be unable to raise it. We believe, based on our current expenditure rate, that we will need $2.5 million additional financing by the summer of 2001. Therefore, our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, which could have a material adverse effect on us. If we are unable to obtain additional capital, we may not have sufficient working capital to develop products, finance acquisitions, pursue business opportunities, or meet reporting requirements. If we borrow funds, we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.

      Our services and products may become outdated, or may require large investments to remain viable. Web site technology and the electronic payments area are evolving rapidly and new technologies, products and methods are developing at an increasing rate. Wide scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete. The cost of any adaptations or the loss of revenue from a displaced service or product would have a material adverse effect on us. We are continuing to develop new products and services that we hope will ensure the continued usage of our products and services in the future. However, no one can predict what new technologies and payment methods may evolve in the future, or whether our current products or systems will be compatible.

      Our profitability is substantially dependent on continued expansion of the Internet, which is uncertain. A substantial portion of our services and products require connectivity through the Internet. Although online usage has expanded rapidly in recent years, the Internet is still immature and is evolving rapidly. Critical issues concerning the Internet such as security, reliability, cost, ease of use and quality of service, remain unresolved and may limit the growth of electronic commerce. Delays in the deployment of improvements to the infrastructure for Internet access, including:

 .    higher speed modems and other access devices,

 .    adequate capacity, and
 .    a reliable network backbone
also could hinder the development of the Internet as a viable commercial marketplace. For all of these reasons, it remains uncertain whether commerce over the Internet will continue to grow, whether a significant market for our products and services will grow or whether our products and services will become generally adopted. Even if such a market does develop, competitive pressures may make it difficult, or impossible, for us to operate profitably.

      The nature of our business makes it difficult to predict our revenues and operating results, which may negatively affect our stock price. We currently are unable to finance our operations through our generated revenues. Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to mature, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control:
 . The burgeoning e-commerce phenomenon is relatively new and rapidly evolving.
 . No reliable data exists upon which to budget for growth and seasonality, making planning very difficult.
 . We are dependent for our planning purposes on sales and other information provided by a large number of intermediary "resellers," many of whom account for transactions sporadically.
 . Many of our distribution channels integrate our services with other electronic commerce solutions. The timing for these channels to complete the integration and deploy their solutions into their distribution channel is unpredictable.
 . Our revenues may be adversely affected by new products and technologies launched by our competitors.
     For these reasons, period-to-period comparisons of our results of operations are not necessarily a reliable indication of future performance. Because of all of the foregoing factors, it is possible that our quarterly operating results from time to time will be below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

      We face intense competition that may slow our growth and force our prices down. We compete with a number of companies in our web site building market, our Internet payment services and payment software businesses. We expect this competition to intensify in the future, with new competitors, and competitive services and products regularly entering the market. Many of these current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. In addition, many of our current or potential competitors, such as Microsoft, have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

      This competitive environment will make it increasingly difficult for us to increase our market share and may force us to reduce the prices for some of our services and products. Unless we can increase our volume or reduce our costs, any such reductions would have an adverse effect our on our profitability.

      We must achieve market acceptance and develop new products and services to address technological change. Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues derive from one-time fees we charge to customers buying our products and services. In addition, our ability to earn significant revenues from our Visual WebTools(TM) or IntelliPay transaction gateway will depend in part on their acceptance by a substantial number of prominent online businesses. One obstacle to widespread market acceptance for IntelliPay transaction gateway is that widely adopted technological standards for accepting and processing payments over the Internet have not yet emerged. As a result, merchants and financial institutions have been slow to select which service to use. Until one or more dominant standards emerge, we must design, develop, test, introduce and support new services to meet changing customer needs and respond to other technological developments. To be successful, we must obtain widespread acceptance of our technologies, or modify our products and services to meet whatever industry standards do ultimately develop. It is not certain that we will be able to do either.

      We may experience software defects and development delays, damaging customer relations. Services based on sophisticated software and computing systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our software products or the software and computing systems underlying our services. In addition, despite rigorous testing our software may nevertheless contain errors. Any material development delays or errors could damage the reputation of the service or software effected, as well as our customer relations, which could have a material adverse effect on our business. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible. Correcting any defects or bugs we may discover in the future may require us to make significant expenditures of capital and other resources. We believe that we follow industry-standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products. As of this date we have not experienced any material adverse effect by reason of an error, defect, or bug.

      We may experience breakdowns in our hosting services, infrastructure or payment processing system, harming our business. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:
      .  fire,
      .  earthquake,
      .  power loss,
      .  telecommunications failure, and
      .  unauthorized entry or other events.
     We maintain redundant systems within our operations center designed to prevent data loss or other disruption as a result of an internal system failure. Our operating centers are located in secured, climate controlled areas, including high security, redundant power backups, seismic reinforcements, redundant fire suppression facilities, redundant Internet access and 24 hour security monitors. These measures will not necessarily ensure the continued, uninterrupted operation of our processing capabilities in the event of a regional natural disaster, power outage, communications interruption, or other catastrophic event. Also, we have experienced growing transaction volumes that have from time to time stressed the capacity of our systems. There is a possibility that our existing systems may be inadequate and cause serious failures of our services. Finally, although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of such losses. A system outage or data loss could materially and adversely affect our business.

      Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance, and other security measures. However, we cannot assure you that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we did sustain.

      Breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Our competitive position is largely dependent upon our existing and potential customers' confidence in our ability to safeguard the data that we process. IntelliPay relies on public key cryptography, an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and digital certificate technology, or identity verification, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interceptions. Although at this time our security measures are sufficient and continually reviewed, a party who is able to circumvent our safeguards could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

      We anticipate the ongoing need to expend significant capital and other resources to address security issues and safeguard the confidentiality of our customers' data. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.

      Our results may suffer if we are unable to attract and maintain qualified management and technical personnel. Our performance is substantially dependent on the performance of our executive officers and key employees. We depend on our ability to retain and motivate high quality personnel, especially our management and highly skilled development teams. Should we lose the services of one or more of these persons, their loss could have a material adverse effect on our operations. Our future successes also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees is intense and increasing. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure to do so would have a material adverse effect on our business.

      We have a limited sales force, and rely on our distribution channels, which are new and evolving. We have only a limited number of sales and marketing employees and, therefore, we rely heavily on distribution channels for sales of our products and payment services. Because of the rapidly evolving nature of electronic commerce, we are not certain that the distribution channels with which we are working will provide an adequate distribution network for us to achieve our goals, or that we will be able to develop alternative channels.

      We depend upon our proprietary rights, none of which can be completely safeguarded against infringement. Our ability to compete effectively will depend, in part, upon our ability to protect our proprietary source code, Visual WebTools(TM) and the IntelliPay transaction gateway through a combination of licenses and trade secrets. Competition in our market is intense and our competitors may independently develop or obtain patents on technologies that are substantially equivalent.

      Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe upon the proprietary rights of others, thereby exposing us to significant liability and/or damages. We are not aware of any third party intellectual property rights which would prevent us from marketing and developing our technologies, although such rights may exist. If we were to inadvertently infringe upon the intellectual property of another party, we could be forced to seek a license to those intellectual property rights, alter the products or processes so they no longer infringe upon those rights, or engage in litigation. If we were required to attempt to obtain a license to another party's proprietary rights, our efforts would be expensive, and might be unsuccessful.

      We also rely upon trade secrets with respect to our source code and functionalities and other unpatented proprietary information in our product development activities. To the extent we rely upon confidential information to maintain our competitive position, other parties may independently develop the same or similar information. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators. These agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If employees or collaborators develop products independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those products or services. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. It would be impossible to predict whether litigation might be successful. Our failure to obtain trade secret protection, for any reason, could have a material adverse effect on our business, financial position and results of operations.

      We rely in part on third party technology licenses. We also rely on certain technology which we license from third parties, including software which is integrated with internally developed software and used in our software to perform key functions. We cannot assure you that third party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of or our inability to maintain any of these technology licenses could result in delays in introduction of our services, which could have a material adverse effect on our business, financial condition or operating results.

      We are subject to extensive government regulation, which may change and harm our business. Our operations are subject to various state and federal regulations. Because electronic commerce in general, and most of our products and services in particular, are so new, the application of many of these regulations is uncertain and difficult to interpret. The agencies responsible for the interpretation and enforcement of these regulations could amend those regulations or issue new interpretations of existing regulations. It is also possible that new legislation may be passed that imposes additional burdens. Any such change could lead to increased operating costs and could also reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is possible that new laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services and increase our cost of doing business or could result in additional engineering costs in order to comply with such regulations or could otherwise have a material adverse effect on our business, financial condition or operating results.

      We may pursue acquisitions of complementary service product lines, technologies or business which may adversely affect our operations. From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. We have no present commitment or agreement with respect to any material acquisition of other businesses, services, products, or technologies.

      Our stock price is volatile. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

 .     quarterly variations in operating results,
 .     variances of our quarterly results of operations from securities analyst estimates,
 .     announcements of technological innovations, new products, acquisitions, capital commitments or strategic alliances by us or our competitors,
 .     changes in financial estimates and recommendations by securities analysts,
 .     the operating and stock price performance of other companies that investors may deem comparable to us, and
 .     news reports relating to trends in our markets.

      In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. If we were to become the target of this kind of litigation, the cost in dollars and management attention could be substantial, and the diversion of management's attention and resources could have a material adverse affect on our business.

      The common stock we are committed to issue and may issue in the future will increase the amount of our common stock on the public market, possibly causing our stock price to decline. As of March 2000, we had granted warrants, and stock options to acquire an aggregate of 1,302,858 shares of our common stock. We granted these securities and entered into these commitments in connection with acquiring technologies, raising capital in private placement transactions, entering into strategic alliances and providing incentives to employees, consultants and non-employee directors under our stock option plans. The sales in the public market of substantial amounts of shares acquired upon exercise of the foregoing warrants and options, or the prospect of such sales, could adversely affect the market price of our common stock.

Recent Accounting Pronouncements

      During first quarter 2000, the Financial Accounting Standards Board issued FIN 44, an Interpretation of APB Opinion 25 on accounting for employee stock compensation. The statement provides clarification on, among other things, the definition of an employee, on a fixed stock option or award and variable accounting for stock options and awards. FIN 44 was effective on July 1, 2000. We believe that the impact of the adoption of this Interpretation will not have a significant effect on our financial statements.

      The SEC staff issued SAB 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB provides registrants with the staff's positions on revenue recognition requirements and related disclosures under generally accepted accounting principles. SAB 101 was to be effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. SAB 101 has since been amended and is effective no later than the fourth fiscal quarter of the fiscal year beginning after December 31, 1999. Pacific WebWorks, Inc. and subsidiaries adopted SAB 101 in October 2000 and that this statement has been reflected in its financial statements.


      ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.


             ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the financial statements for the years ended December 31, 2000, 1999 and 1998 attached to this Form 10-K report.


            ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously reported, Chisholm & Associates, CPA's, replaced Crouch, Bierwolf & Chisholm, C.P.A.s, as our independent auditor on August 3, 2000.



                                   PART III

      ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF PACIFIC WEBWORKS

a) Directors and Officers

      The directors and executive officers and key employees of Pacific WebWorks corporation are listed below. Their respective ages and positions are listed, as well as, biographical information for each of these persons is presented below. Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors, executive officers, and key employees.


Name                           Age            Position Held
---------------------         -----           --------------

Christian R. Larsen             26            President and Director
Kenneth W. Bell                 50            Chief Executive Officer and
                                              Director
Thomas R. Eldredge              32            Secretary/Treasurer, Chief
                                              Financial Officer
Allan E. Oepping                25            Director, Vice President of
                                              Engineering
Benjamin A. Black               28            Director
Tom J. Hill                     48            Director

      Christian R. Larsen: Mr. Larsen serves as President and a director of Pacific WebWorks, Inc. and has done so since April 1999. From April 1999 through January 2001 he served as our Chief Executive Officer. For the two years prior to April 1999, he served as Chief Operating Officer for Pacific WebWorks, Inc. and as a consultant for Utah WebWorks. In July 1993, he started Innovative Research and Animated Design, Inc. ("IRAD") which developed custom and commercial software for animation and special effects. He served as President of IRAD from October 1993 until February 1997. IRAD grew to a Company employing 28 individuals. He has seven years experience providing computer consulting and business management services. Mr. Larsen filed a Chapter 7 voluntary bankruptcy petition in May of 1997 in the District of Utah Central Division of the United States Bankruptcy Court, which was discharged in September of 1997.

      Kenneth W. Bell: Mr. Bell was appointed as our Chief Executive Officer and interim Director on January 5, 2001. He is President and a Director of Logio, Inc. and has served in various offices for Logio since February 1997. From April 1990 and December 1996, he served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has twenty-five years experience in a variety of finance and management positions, including employment in the commercial banking area for fifteen years in Utah and California. Mr. Bell received his B.S. from BYU in 1972.

      Thomas R. Eldredge: On January 5, 2001 our Board of Directors appointed Mr. Eldredge as our Secretary/Treasurer and Chief Financial Officer. He is Secretary/Treasurer and an interim director for Logio, Inc. and has served in several offices for Logio since April 2000. Mr. Eldredge is a CPA and has over ten years of experience in accounting, audit and information technology. He spent over six years with Grant Thornton LLP, one of the nation's ten largest public accounting firms. Most recently he was a manager in the assurance department at Grant Thornton. Mr. Eldredge is an adjunct professor at the University of Utah in the accounting and information technology departments at the graduate and undergraduate levels and has instructed students for over four years at the University, Grant Thornton's National training center and Utah Valley State College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah. Mr. Eldredge is currently the President of the Utah Association of Certified Public
Accountants'   Southern Chapter. In February 2001, our Board of Directors
appointed Mr. Eldredge as Corporate Secretary.

      Allan E. Oepping: Mr. Oepping serves as a Director and as Pacific WebWorks' Vice President of Engineering. He is a Microsoft Certified Professional (MCP) and has fourteen years' experience working with computer hardware and software. He started with Utah WebWorks in November of 1997 as an independent consultant, then became its Technical Director in August of 1998. He was the head programmer for IRAD for five years. While at IRAD, Mr. Oepping developed several new technologies, including a spatial division/isolation technique which speeds up renderings from 200% to 700%. He attended Salt Lake Community College in Salt Lake City, Utah during 1994. Mr. Oepping filed a Chapter 7 voluntary bankruptcy petition on March 2, 1998, in the District of Utah, Central Division of the United States Bankruptcy Court. The petition was discharged on June 12, 1998.

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

       Tom J. Hill: Mr. Hill was appointed as a Director for Pacific WebWorks in May 2000. He is the President and CEO of IntelliPay, Inc., a wholly-owned subsidiary of Pacific WebWorks. He has held this position with IntelliPay since February 1998. Prior to his service with IntelliPay, he was the sales and marketing manager for BobCAD-CAM Inc. in San Jose California. Tom attended North Texas State University. While at North Texas State, Mr. Hill studied Public Relations and Journalism.

b) Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the securities and Exchange

Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                 ITEM 11: EXECUTIVE COMPENSATION

      None of the named executive officers have received compensation in excess of $100,000 during the past fiscal year from Pacific WebWorks nor its subsidiaries. Mr. Larsen, who served as our CEO during fiscal year 2000 received $60,000 in compensation for that year.

Compensation of Directors.

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts.

      Due to the changes in directors and executive officers we currently have only an employment contract with Mr. Larsen, our President. His agreement is effective for one year and is automatically renewed annually unless terminated. He receives an annual base salary of $60,000, medical insurance and discretionary bonuses not to exceed an additional $65,000. He may be terminated for cause if he acts improperly or negligently in his position, engages in dishonest or illegal conduct, and/or breaches company policies and procedures. He may be terminated for disability if he fails to perform duties for 90 consecutive days for mental or physical health reasons. He promised to not compete with us for a period of one year after his employment expires or terminates, unless he assures us in writing that confidential and proprietary information will not be jeopardized. All inventions and improvements in our products or methods of conducting business shall remain our property. He agrees not to solicit employees, customers or others for a period of two years after the termination of his employment. After termination or resignation, he agrees not to disclose or use confidential or proprietary information. The agreement provides compensation if we have a change in control or if the he resigns, or if the employment is terminated.


              ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Pacific WebWorks outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all executive officers and directors as a group.

      Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 18,337,475 outstanding as of March 8, 2001 shares of common stock.


                          CERTAIN BENEFICIAL OWNERS

                                      Common Stock Beneficially Owned
                                      --------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock           Percentage of Class
---------------------------    --------------------   -------------------
LVT Associates, LLC
2247 Emerson
Salt Lake City, Utah 84108            1,375,000             7.5%

Net Strategic Investments, LLC
1986 E. Falcon Hill Circle
Sandy, Utah 84092                     1,117,500 (1)         6.1%




                            DIRECTORS AND OFFICERS


                                     Common Stock Beneficially Owned
                                     --------------------------------
Name and Address of          Number of Shares of
Beneficial Owners            Common Stock                 Percentage of Class
--------------------------   ----------------------       -------------------

Christian R. Larsen               1,117,500 (1)                    6.1%
1760 Fremont Drive
Salt Lake City, Utah 84104

Kenneth W.  Bell                    259,491 (2)                    1.4%
1760 Fremont Drive
Salt Lake City, Utah 84104

Benjamin A. Black                   500,000                        2.7%
1760 Fremont Drive
Salt Lake City, Utah 84104

Tomas R. Eldredge                    27,273 (3)                Less than 1%
1760 Fremont Drive
Salt Lake City, Utah 84104

Tom Hill                            553,056                        3.0%
2481 Valleywood Drive
San Bruno, California 94066

Allan E. Oepping                    725,000                        4.0%
1760 Fremont Drive
Salt Lake City, Utah 84104

All executive officers and         3,182,320                       17.3%
directors as a group

(1) Mr. Larsen has acquired an ownership interest in Net Strategic
Investments.

(2) Includes 80,610 shares held by Mr. Bell, 141,002 shares owned jointly with his spouse and 37,879 options exercisable within 60 days. The options were approved by our board of directors in March 2001 to replace already existing Logio options. The new options have been converted at a one to
    6.6 ratio for the number of shares granted. Exercise prices for these options are at $0.875

(3) Represents options to purchase Pacific WebWorks, Inc. common stock that have been approved by our board of directors in March 2001 to replace already existing Logio options. The 27,273 options have been converted at a one to 6.6 ratio for the number of shares granted. Exercise prices for these options are at $0.875.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions we have either engaged in since the beginning of our past fiscal year or propose to engage in involving our executive officers, directors more than 5% stockholders, or immediate family members of such persons:

      On April 4, 2000 we signed a reorganization agreement to acquire all of the outstanding shares of IntelliPay, Inc., a Delaware corporation. As a result of this transaction Tom J. Hill, the President of IntelliPay, was appointed to our board of directors.

      On October 31, 2000 we signed a reorganization agreement to acquire all of the outstanding shares of Logio, Inc. Kenneth W. Bell was President, CEO and director of Logio and Thomas R. Eldredge was Logio's Chief Financial Officer. While the acquisition was being completed, Kenneth Bell was appointed as our Chief Executive Officer and interim Director and Thomas Eldredge was appointed as Secretary/Treasurer and Chief Financial Officer.


                                   PART IV

   ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) Financial Statements
      Independent auditors report....................................... F-3
      Consolidated Balance Sheets as of December 31, 2000 and
        December 31, 1999............................................... F-4
      Consolidated Statements of Operations for Years Ended
        December 31, 2000, 1999 and 1998 ............................... F-6
      Consolidated Statements of Stockholder's Equity for Years
        Ended December 31, 2000, 1999 and 1998.......................... F-7
      Consolidated Statements of Cash Flows for Years Ended
       December 31, 2000, 1999 and 1998 ................................ F-8
      Notes to Consolidated Financial Statements ........................F-10

(2) All schedules of the Registrant for which the provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements, and therefore, have been omitted.

(3) Exhibits

Exhibit
Number      Description
------      -----------
2.1         Agreement and Plan of Reorganization between Pacific WebWorks and
            IntelliPay, dated April 4, 2000 (Incorporated by reference to exhibit No. 2.1for Pacific WebWork's Form 8-K, filed April 19,
            2000.)
2.2         Agreement and Plan of Reorganization between Pacific WebWorks and
            Logio, dated October 31, 2000 (Incorporated by reference to exhibit No. 2.1 for Pacific WebWork's Form 8-K, filed November 14,
            2000.)
3.1         Articles of Incorporation of Asphalt Associates, Inc.
            (Incorporated by reference to exhibit No. 3.1 for Pacific
            WebWork's Form 10, as amended, file No. 0-26731, filed July 16,
            1999.)

3.2 Articles of Merger for Asphalt Associates, Inc., dated January 6, 1999 (Incorporated by reference to exhibit No. 2.1 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
3.3         Articles of Share Exchange, filed February 8, 2001.

3.4         Amended and Restated Bylaws of Pacific WebWorks, Inc.
            (Incorporated by reference to exhibit No. 3.2 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1 Master Service Agreement between Electric Lightware, Inc., and Utah WebWorks, Inc., dated February 2, 1998. (Incorporated by reference to exhibit No. 10.1 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.2 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.3 Form of Employment Agreement with management (Incorporated by reference to exhibit No. 10.3 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.4 Lease Agreement between Utah WebWorks, Inc. and Westgate Business Center, dated January 11, 1999 (Incorporated by reference to exhibit No. 10.6 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.5 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16,
            1999)
10.8 Purchase Agreement between Pacific WebWorks and U.S. Merchant Systems, Inc., dated February 22, 1999 (Incorporated by reference to exhibit No. 2.3 for Pacific WebWork's Form 10-K, filed March 10, 2000)
10.9 Registration Rights Agreement between Pacific WebWorks and Midwest First National, Inc. and Condiv Investments, Inc. and Columbia Financial Group, dated February 22, 2000 (Incorporated by reference to exhibit No. 10.11 for Pacific WebWorks's Form S-1 Registration Statement, File No. 333-38026, effective June 12, 2000.)
10.10 Lease Agreement between Pacific WebWorks and Principal Property Management, LLC, dated January 1, 2001.
21.1        Subsidiaries of Pacific WebWorks.


(b)   Reports on Form 8/K

      On November 14, 2000 we filed a report on Form 8-K under Item 2 and 7 regarding the Agreement and Plan of Reorganization between Pacific WebWorks and Logio, Inc. We filed pro forma financial statements for he period ended September 30, 2000 and the year ended December 31, 1999. On January 3, 2001 we amended this Form 8-K and filed financial statements for Logio for the nine month period ended September 30, 2000 and 1999 and fiscal years ended December 31, 1999 and 1998, along with pro forma financial statements for the years ended December 31, 1999 and for the nine month period ended September 30, 2000.

      On December 20, 2000 we filed an amended report on Form 8-K under Item 5 regarding the effective date of our registration statement on Form S-4 related to the registration of the acquisition shares. We amended this 8-K on December 22, 2000.

      On February 5, 2001 we filed a report on Form 8-K under Item 5 regarding Logio stockholder approval of the acquisition agreement.

      On March 13, 2001 we filed a report on Form 8-K under Item 5 regarding the listing of our common stock on the Berlin Exchange.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pacific WebWorks, Inc.

       3/30/01                      /s/ Christian R. Larsen
Date:_______________            By:_____________________________________
                                        Christian R. Larsen,
                                        President and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      3/30/01                       /s/ Kenneth W. Bell
Date: ____________              By:_____________________________________
                                        Kenneth W.  Bell
                                        Chief Executive Officer and Director


       3/30/01                      /s/ Thomas R. Eldredge
Date: ____________              By:_____________________________________
                                        Thomas R. Eldredge
                                        Secretary/Treasurer and Chief
                                        Financial  Officer


       3/30/01                       /s/ Allan E. Oepping
Date: ____________              By: ____________________________________
                                         Allan E. Oepping
                                         Director


      3/30/01                       /s/ Benjamin A. Black
Date: ____________              By: ____________________________________
                                        Benjamin A. Black
                                        Director


       3/30/01                      /s/ Tom J. Hill
Date: ____________              By: ____________________________________
                                        Tom J. Hill
                                        Director

                   Pacific WebWorks, Inc. and Subsidiaries

                      Consolidated Financial Statements

                      December 31, 2000, 1999 and 1998

                               C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . 6

Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . .7

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 8

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . 10

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809

------------------------------------------------------------------------------

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Pacific WebWorks, Inc.
Salt Lake City, UT

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific WebWorks, Inc. as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for the years ended December 31, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
March 2, 2001

                   Pacific WebWorks, Inc. and Subsidiaries
                         Consolidated Balance Sheets


                                    Assets

                                                          December 31,
                                                      2000           1999
                                                 -------------- -------------
Current assets
   Cash and Cash Equivalents                     $     163,801  $    153,898
   Accounts Receivable (less allowance of
    $88,487 and $3,798 respectively)                   257,492       101,429
   Employee Receivable                                   2,469         4,578
   Prepaid Expenses                                    275,022        16,333
   Accounts Receivable - Related Party                       -         6,800
   Notes Receivable - Related Party                          -       166,046
                                                 -------------- -------------
Total Current Assets                                   698,784       449,084
                                                 -------------- -------------

Property and Equipment, Net - at cost                  374,259       171,393
                                                 -------------- -------------
Other Assets
   Deposits                                             17,250         5,250
   Goodwill, less accumulated amortization           4,041,226             -
   Computer Software Costs, less
     accumulated amortization                            3,008         4,832
   Software Development Costs, less
     accumulated amortization                          270,495             -
                                                 -------------- -------------
 Total Other Assets                                  4,331,979        10,082
                                                 -------------- -------------

      Total Assets                               $   5,405,022  $    630,559
                                                 ============== =============










  The accompanying notes are an integral part of these financial statements.

                   Pacific WebWorks, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                 (Continued)

                     Liabilities and Stockholders' Equity


                                                           December 31,
                                                       2000           1999
                                                  -------------- -------------
Current Liabilities
   Current Maturities of Long-Term Obligation     $       2,425  $          -
   Accounts Payable                                     611,950        74,550
   Accrued Expenses                                     390,209        70,177
   Deferred Revenue                                   1,811,020             -
   Note Payable - Related Party                         250,000             -
   Notes Payable                                        216,580       500,000
                                                  -------------- -------------
Total Current Liabilities                             3,282,184       644,727
                                                  -------------- -------------

Capital Lease Obligation, less Current Maturities $         670             -
                                                  -------------- -------------

Stockholders' Equity
   Common Stock, authorized 50,000,000 shares of
    $.001 par value, issued and outstanding
    15,008,342 shares in 2000 and 10,395,679
    shares in 1999                                       15,008        10,396
   Additional Paid-in-Capital                        10,153,603     2,762,188
   Accumulated Deficit                               (8,046,443)   (2,786,752)
                                                  -------------- -------------
       Total Stockholders' Equity                     2,122,168       (14,168)
                                                  -------------- -------------

Total Liabilities and Stockholders' Equity        $   5,405,022  $    630,559
                                                  ============== =============




  The accompanying notes are an integral part of these financial statements.

                   Pacific WebWorks, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                      For the
                                                    Years Ended
                                                    December 31,
                                          2000          1999         1998
                                     ------------- ------------- -------------
Net Revenues                         $  4,954,384  $    305,628  $    172,395

Cost of Sales                             811,506        42,874       188,974
                                     ------------- ------------- -------------

Gross Profit                            4,142,878       262,754       (16,579)
                                     ------------- ------------- -------------
Expenses:

   Selling Expenses                     4,802,397       406,917        30,180
   Research & Development               1,044,842       320,479        11,949
   Depreciation & Amortization          1,095,261        30,572        13,151
   Options & Warrants issued for
    compensation and services              28,366     1,242,584             -
   General & Administrative             2,375,252       786,740        67,845
                                     ------------- ------------- -------------

      Total Operating Expenses          9,346,118     2,787,292       123,125
                                     ------------- ------------- -------------

  Loss from Operations                 (5,203,240)   (2,524,538)     (139,704)

Other Income (Expenses)

   Interest Expense                       (70,440)      (19,243)      (10,761)
   Interest Income                         13,989         1,246             -
   Loss on Investment                           -       (25,000)            -
                                     ------------- ------------- -------------

Net Loss                             $ (5,259,691) $ (2,567,535) $   (150,465)
                                     ============= ============= =============
Net Loss Per Common Share -
 Basic and Diluted                   $       (.40) $      (0.27) $      (0.03)
                                     ============= ============= =============

Weighted average shares outstanding    13,140,360     9,632,500     5,000,000
                                     ============= ============= =============

  The accompanying notes are an integral part of these financial statements.

                            Pacific WebWorks, Inc.
                Consolidated Statement of Stockholders' Equity
             For the Years ended December 31, 2000, 1999 and 1998

                                                                Additional
                                               Common Stock     Paid in      Accumulated
                                           Shares      Amount   Capital      Deficit       Total
                                       ------------- ---------- ------------ ------------- -------------
Balance, December 31, 1997                5,000,000  $   5,000  $     5,000  $    (68,752) $    (58,752)

Net loss December 31, 1998                        -          -            -      (150,465)     (150,465)
                                       ------------- ---------- ------------ ------------- -------------

Balance, December 31, 1998                5,000,000      5,000        5,000      (219,217)     (209,217)

Reverse merger & reorganization
 adjustment                               5,000,000      5,000      995,000             -     1,000,000

September 1999, shares issued for
 insurance policy at $1.43 per
 share, valued at $20,000                    14,000         14       19,986             -        20,000

December 1999, shares issued for
 payment on notes payable of
 $500,000 at $1.31 per share                381,679        382      499,618             -       500,000

Consulting compensation for
 warrants issued                                  -          -    1,242,584             -     1,242,584

Net loss December 31, 1999                        -          -            -    (2,567,535)   (2,567,535)
                                       ------------- ---------- ------------ ------------- -------------

Balance, December 31, 1999               10,395,679     10,396    2,762,188    (2,786,752)      (14,168)

January 2000, shares issued for
 equity of World Commerce Network,
 LLC at $2.00 per share                       4,663          4        9,176             -         9,180

April 2000, shares issued to acquire
 Intellipay, Inc. at $1.80 per share      2,400,000      2,400    4,317,600             -     4,320,000

June 2000, shares issued for payment
 on notes payable of $1,000,000 at
 $2.50 per share                            400,000        400      999,600             -     1,000,000

June 2000, shares issued for payment
 on notes payable of $1,040,000
 at $1.00 per share                       1,040,000      1,040    1,036,496             -     1,037,536

August 2000, shares issued for
 insurance policy at $1.44
 per share                                   18,000         18       25,927             -        25,945

September 2000, shares issued for
 payment on notes payable of
 $600,000 at $1.00 per share                600,000        600      599,400             -       600,000

October 2000, shares issued for cash
 at $2.50 per share                         150,000        150      374,850             -       375,000

Consulting Compensation for
 warrants issued                                  -          -       13,216             -        13,216

Compensation for stock options granted            -          -       15,150             -        15,150

Net loss December 31, 2000                        -          -            -    (5,259,691)   (5,259,691)
                                       ------------- ---------- ------------ ------------- -------------

Balance, December 31, 2000               15,008,342  $  15,008  $10,153,603  $ (8,046,443) $  2,122,168
                                      ============== ========== ============ ============= =============


  The accompanying notes are an integral part of these financial statements.

                                       7

             Pacific WebWorks, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows

                                                      For the
                                                    Years Ended
                                                    December 31,
                                          2000          1999         1998
                                     ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net Loss                           $ (5,259,691) $ (2,567,535) $   (150,465)
  Adjustments to reconcile net loss
   to net cash used in operations
   (net of acquisitions of WCN and
   Intellipay):
     Depreciation & Amortization        1,095,261        30,572        13,151
     Warrants & Options issued for
      compensation and services            28,366     1,255,800             -
     Bad Debt                             111,731             -         4,055
     Common stock issued for insurance     25,945        20,000             -
     Loss on Investment                         -        25,000             -
   Change in assets and liabilities:
     Accounts receivable                 (150,025)      (94,779)       13,828
     Accounts receivable -
      related party                         6,800        (6,800)            -
     Prepaid expenses                    (258,689)      (29,549)            -
     Accounts Payable and
      accrued expenses                    478,775       121,064          (755)
     Deferred Revenue                   1,821,378             -             -
                                     ------------- ------------- -------------
Net Cash Flows used in Operating
 Activities                            (2,100,149)   (1,246,227)     (120,186)
                                     ------------- ------------- -------------
Cash Flows from Investing Activities:
  Cash paid for property and equipment   (250,373)     (148,135)      (12,675)
  Cash paid for deposits                  (12,000)            -        (5,250)
  Cash paid for investment                      -       (25,000)            -
  Cash acquired in acquisitions             9,718             -             -
  Cash from escrow                              -       750,000             -
  Cash paid to related party                    -      (166,046)            -
                                     ------------- ------------- -------------
Net Cash provided by (used in)
  Investing Activities                   (252,655)      410,819       (17,925)
                                     ------------- ------------- -------------
Cash Flows from Financing Activities:
   Cash from debt financing             2,006,580       980,000       381,300
   Issuance of stock for cash             375,000             -             -
   Principle payments on Debt
    financing                             (18,873)            -      (239,323)
                                     ------------- ------------- -------------
Net Cash Flows provided by
 Financing Activities                   2,362,707       980,000       141,977
                                     ------------- ------------- -------------
Net increase in cash                        9,903       144,592         3,866

Cash and Cash Equivalents,
 beginning of period                      153,898         9,306         5,440
                                     ------------- ------------- -------------
Cash and Cash Equivalents,
 end of period                       $    163,801  $    153,898  $      9,306
                                     ============= ============= =============

Supplemental Cash Flow Information
   Cash Paid for:
     Interest                        $     29,213  $      1,400  $     14,262
     Taxes                           $          -  $          -  $          -



The accompanying notes are an integral part of these financial statements.

                      Pacific WebWorks, Inc.
              Consolidated Statements of Cash Flows
                           (continued)


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

During 2000, 18,000 shares of common stock were issued at $1.44 per share for a $25,945 insurance policy.

During 2000, 400,000 shares of common stock were issued to a related party at $2.50 per share in payment of a $1,000,000 notes payable.

During 2000, 1,640,000 shares of common stock were issued to a related party at $1.00 per share in payment of $1,637,536 notes payable and accrued interest.

During 2000, compensation expense of $15,150 was recorded for stock options granted to employees.

During 2000, compensation expense of $13,216 was recorded for services received for warrants.






The accompanying notes are an integral part of these financial statements.

                      Pacific WebWorks, Inc.
          Notes to The Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

         Pacific WebWorks, Inc., ("the Company") was organized under the laws of the state of Nevada on May 18, 1987 as Asphalt Associates, Inc. On December 31, 1998 the board of directors changed the name of the Company to Pacific Webworks, Inc. On January 11, 1999, the Company merged with Utah Webworks, Inc., a Utah corporation organized April 10, 1997. The share exchange with Utah Webworks was accounted for as a reverse merger, therefore all financial information prior to January 11, 1999 is that of the accounting survivor being Utah Webworks. Pacific Webworks is currently engaged in developing, selling and servicing computer and internet related software and hardware products.

     Acquisition of World Commerce Network, LLC

          Effective January 1, 2000, the Company issued 4,663 shares of its common stock to U.S. Merchant Systems, Inc. for 1% of the outstanding stock of World Commerce Network, LLC (WCN). The shares were valued at $9,180. The issuance increased the Company's ownership in WCN to 51% and WCN therefore became a subsidiary of the Company. In June 2000, the Company paid $100 for 49% of the outstanding shares of WCN, thereby making WCN a wholly owned subsidiary of the Company. The operations of WCN have been consolidated with the Company's operations effective January 1, 2000. Prior to the additional 1% purchase, the Company owned 50% of WCN and recorded its investment using the equity method. The balance at December 31, 1999 was $0.

         Acquisition of Intellipay, Inc.

         On April 4, 2000, the Company completed an Agreement and Plan of Reorganization with Intellipay, Inc. a private Delaware corporation (Intellipay). The Company issued 2,400,000 shares of common stock valued at $4,320,000 for all of the outstanding shares of Intellipay. Thereby Intellipay became a wholly owned subsidiary of the Company. The transaction was recorded using the purchase method of accounting.

     b.  Accounting Method

         The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings (Loss) Per Share

         The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period presented. Potentially issuable common shares totaling 1,107,606 from the exercise of stock options and warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

                                        Loss         Shares       Per Share
                                        (Numerator) (Denominator) Amount
                                        ------------ ------------ -----------
For the year ended December 31, 2000:
  Income (loss) from operations         $(5,203,240)
                                        ------------
  Basic EPS
  Income (loss) to common stockholders  $(5,259,691)  13,140,360  $     (.40)
                                        ============ ============ ===========

                      Pacific WebWorks, Inc.
          Notes to The Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.  Earnings (Loss) Per Share (continued)

                                        Loss         Shares       Per Share
                                        (Numerator) (Denominator) Amount
                                        ------------ ------------ -----------
For the year ended December 31, 1999:
  Income (loss) from operations         $(2,524,538)
                                        ------------
  Basic EPS
  Income (loss) to common stockholders  $(2,567,535)   9,632,500  $     (.27)
                                        ============ ============ ===========

For the year ended December 31, 1998:
  Income (loss) from operations         $  (139,704)
                                        ------------
  Basic EPS
  Income (loss) to common stockholders  $  (150,465)   5,000,000  $     (.03)
                                        ============ ============ ============

       The following is the calculation for Weighted-average common shares used in basic and dilutive net loss per common share:

                                                Year ended December 31,
                                            2000        1999          1998
                                        ------------ ------------ ------------
    Common shares outstanding during
      the entire period                  10,395,679    5,000,000    5,000,000
    Weighted-average common shares
      issued during the period            2,744,681    4,632,500            -
    Weighted-average common shares
      used in basic EPS                  13,140,360    9,632,500    5,000,000
    Dilutive effects of potential
      common shares                               -            -            -
                                        ------------ ------------ ------------
    Weighted-average number of common
     shares and dilutive potential
     common stock used in diluted EPS    13,140,360    9,632,500    5,000,000
                                        ------------ ------------ ------------

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         At December 31, 2000, the Company has net operating loss carryforwards totaling approximately $8,046,443 that may be offset against future taxable income through 2013. No tax benefit has been reported in the 2000 financial statements since the loss carryforwards are offset by valuation allowance of the same amount.

         Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

                                            2000          1999
                                       ------------- ------------
        Deferred tax asset
           NOL carryforward            $  2,736,000  $   947,400
           Valuation allowance           (2,736,000)    (947,400)
                                       ------------- ------------
                                       $          -  $         -
                                       ============= ============


     f.  Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, and revenues involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     g.  Revenue Recognition

         The Company recognizes income and expense on the accrual basis of accounting. The Company receives revenues from the sales of access to its web-based applications, the performance of consulting and training and from the continual hosting of its clients' web sites. The initial term of all agreements into which the company enters with its clientele for its web-based applications is one year. The revenues related to these contracts are, therefore, recognized ratably over the initial term of the contract. The monthly charges related to hosting and gateway access are recognized when billed in accordance with SOP 97-2 as services are performed. Any additional consulting fees or training fees, outside of the initial contract, related to any Visual WebTools products are recognized as the service is delivered

     h.  Recently Adopted Accounting Pronouncements/Deferred Revenue

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accouting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company changed its accounting method during 2000 to conform to the views of the SEC staff as documented in SAB 101. The change involves that of accounting for up-front fees and, in accordance with SAB 101, the Company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship. There is no cumulative effect adjustment for the change in 2000 as there were not significant up-front fees relating to the change prior to January 1, 2000. Pursuant to this new accounting policy the Company has deferred revenue of $1,821,378 at December 31, 2000. The Company has also deferred commissions paid in connection with deferred revenues and has recorded prepaid expenses of $275,022 at December 31, 2000.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

     i.  Depreciation

         Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Depreciation expense for the periods ended December 31, 2000 and 1999 is $126,708 and $28,572, respectively.

     j.  Major Customers

         During 1999 and 1998 the Company had major customers that individually accounted for 10% or more of the annual sales. During 1998, four customers generated sales in the amount of $118,744 or 68% of total sales as follows:
               Customer                Sales       %
               ---------              -------    ------
                 A                     28,161      16
                 B                     21,271      12
                 C                     24,422      14
                 D                     44,890      26

         During 1999, two customers generated sales in the amount of $124,344 or 41% of total sales as follows:

               Customer                 Sales      %
               ---------               -------   ------
                 A                      64,535     21
                 B                      59,809     20

         During 2000, the Company had no major customers.


     k.  Impairment of Long Lived Assets

         Fixed assets are evaluated periodically by management and if impaired are written down to the fair market value.

     l.  Consolidation Policy

         The December 31, 2000 financial statements are consolidated financial statements including the accounts of Pacific Webworks, Inc., World Commerce Network, LLC, and Intellipay, Inc. All Intercompany transactions and accounts have been eliminated in the consolidation.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses since inception and is dependent on financing to continue operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. It is management's plan to continue to refine its operations by taking steps to reduce the Company's burn rate, solicit funding, and increase cash sales.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 3 - Property and Equipment

         Property and Equipment consists of the following at December 31, 2000 and 1999:
                                                                Estimated
                                             December 31,       Useful
                                          2000           1999   Lives
                                       ----------- ------------ ------------
         Computer Equipment            $  332,714  $    82,165    3-5 yrs
         Equipment                         96,833       39,558    3-5 yrs
         Software                          74,342       27,894      3 yrs
         Furniture and Fixtures            72,090       59,138      7 yrs
         Leasehold improvements             6,667        6,667      3 yrs
                                       ----------- ------------
           Total                          582,646      215,422
         Less Accumulated Depreciation   (208,387)     (44,029)
                                       ----------- ------------

                                          374,259      171,393
                                       =========== ============

NOTE 4 - Notes Payable

         During 1999, the Company received $980,000 cash and $20,000 of equipment from a company. In December 1999, $500,000 of the note was converted to 381,679 restricted shares of the company's common stock. The remaining balance of $500,000 was converted to 500,000 shares of common stock during 2000.

         During 2000, the Company received cash of $216,580 from a corporation. The note is non-interest bearing and due upon demand.

NOTE 5 - Notes Payable - Related Party

         During 2000, the Company received cash of $250,000 from Principal Funding Group, a shareholder. The note bears interest at 13% and is due within one year.

NOTE 6 - Lease Obligation

         The Company has a capital lease obligation to a corporation for a copier. The lease requires monthly payments of $286 through April 2002, bears interest at 10%, and is secured by the copier. The lease obligation due at December 31, 2000 is $3,095.

         Future minimum lease payments are as follows at December 31, 2000:

                     2001                                  $   3,423
                     2002                                      1,144
                                                           ----------
                     Total Obligation                          4,567
                     Less: Portion representing interest      (1,472)
                                                           ----------
                     Total Principle Obligation                3,095
                     Less: Current Maturities                 (2,425)
                                                           ----------
                     Total Long Term Principle Obligation  $     670
                                                           ==========

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 7 - Stockholders' Equity

         During January 2000, the Company issued 4,663 shares of its common stock at $2.00 per share for 1% of the outstanding stock of World Commerce Network, LLC.

         During April 2000, the Company issued 2,400,000 shares of its common stock at $1.80 per share for all of outstanding stock of Intellipay, Inc.

         During June 2000, the Company issued 400,000 shares of its common stock at $2.50 per share for payment on notes payable of $1,000,000.

         During June 2000, the Company issued 1,040,000 shares of its common stock at $1.00 per share for payment on notes payable and accrued interest of $1,037,536.

         During August 2000, the Company issued 18,000 shares of its common stock at $1.44 per share for an insurance policy valued at $25,945.

         During September 2000, the Company issued 600,000 shares of its common stock at $1.00 per share for payment on notes payable of $600,000.

         During October 2000, the Company issued 150,000 shares of its common stock at $2.50 per share for cash of $375,000. These shares were issued to honor warrants that were exercised.

NOTE 8 - Computer Software Costs

         On May 7, 1997, the Company entered into an agreement for assignment of a security interest and judgement from a bank for various software service codes and other technology they held. Pursuant to FASB 86, the Company capitalized these costs because the purchased software had alternative future use, being an integral part of the internet software design product sold to the public. Costs of maintaining the product is charged to expense when incurred. The Company paid $10,000 for the transfer of these software tools and is amortizing them over a five year life. Amortization expense is $1,824, $2,001 and $2,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 9 - Software Development Costs

         Software development costs represent costs incurred for internally developed software. Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage (designing, coding, installing, and testing) or its software development. Costs incurred during the preliminary project stage and post-implementation and operation stage are expensed as incurred. The Company capitalized $772,448 in 1999. The costs are being amortized over a three year period and amortization expense charged to operations in 2000 and 1999 was $274,824 and $274,827, respectively.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 10 - Reverse Merger / Stock Split

          Effective January 11, 1999, Pacific Webworks, Inc. (a public Company) entered into an agreement and Plan of Reorganization with Utah Webworks, Inc., (a private company). The agreement provides for the merger of the Company into Utah Webworks to be treated as a reverse merger, thus making Utah Webworks the accounting survivor. Pursuant to the agreement the Company issued 5,000,000 shares of common stock to the shareholders of Utah Webworks for all shares of their Company. Because the historical financial information in these financial statements prior to the reverse merger (January 11, 1999) is that of the accounting acquirer (Utah Webworks), a 5,000 for 1 forward stock split adjustment has been retroactively applied to the shares of Utah Webworks, to show the effects of the reverse merger. The 5,000,000 share reorganization adjustment represents the shares held by the shareholders of the public company. The management of the Company resigned and the management and board of Utah Webworks filled the vacancy. Utah Webworks is in the business of software development for computer and internet systems. The public company had cash in escrow of $750,000 and a note receivable from Utah Webworks of $250,000 as its only assets. The cash and note receivable were contributed to Utah Webworks as an investment in subsidiary advanced for operations. This business combination was accounted for using the purchase method.

NOTE 11 - Investment in Joint Venture

          During 1999, the Company became a 50% member in World Commerce Network, LLC (WCN). For 1999, WCN had a net loss of $281,341, of which, $140,671 should be recognized by the Company. However, since the Company contributed only $25,000 in capital, the loss on investment was limited to this amount. The Company's book value in this investment at December 31, 1999 was $0. In January 2000, the Company acquired an additional 1% interest and began accounting for this investment using the consolidation method and changed from the equity method. In June 2000 the Company acquired the remaining 49% of WCN, thus it is a wholly owned subsidiary of the Company at December 31, 2000. WCN has been consolidated for the entire year 2000.

NOTE 12 - Related Party

          During 1999, $166,046 was recognized as a note receivable from World
Commerce Network, LLC (WCN).   There was no provision for interest and the
balance was due within the next twelve months. Additionally as of December 31, 1999, there was an accounts receivable of $6,800 due from WCN. However, in 2000, the Company acquired all remaining outstanding stock of WCN and it became a wholly owned subsidiary of the Company. These receivables became intercompany and were eliminated in consolidation at December 31, 2000.

          During 2000, the Company received cash of $250,000 from Principal Funding Group, a shareholder. The note bears interest at 13% and is due within one year.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 13 - Stock Warrants

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

            150,000 warrants at $2.50
            100,000 warrants at $3.50
            100,000 warrants at $4.50
             50,000 warrants at $6.00

          The warrants were issued to a public relations firm for promotional services to be provided for one year from issue date. The Company accounted for these warrants per FASB 123 using the Black-Scholes model on the date the warrants became measurable per EITF 96-18. The measurement dates are as follows: 133,000 warrants on January 28, 1999, 67,000 warrants of July 27, 1999 and the remaining 200,000 on November 27, 1999. The resulting valuation for the warrants is $1,255,800 of which $1,242,584 was amortized in 1999. The balance of $13,216 was amortized during the year 2000 and is recorded a deferred compensation at December 31, 1999. During 2000, warrants were exercised in the amount of 150,000 shares for cash of $375,000.

NOTE 14 - Commitments and Contingencies

          The Company is committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $5,800 and expires in December 2001.

          Future minimum lease payments are as follows:

                2001                  69,600
                                -------------
                Total           $     69,600
                                =============

NOTE 15 - Fair Value of Financial Instruments

          Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 16 - Incentive Stock Option Plan

          On December 1, 1999, the Company established an Incentive Stock Option Plan (the Plan). The Plan covers both current and prospective employees. The Company reserved 1,000,000 shares of common stock under the plan. The Board of Directors has approved the granting of options under the plan as follows:

          Directors, officers, employees and certain consultants have been granted options to acquire 706,606 shares of the Company's common stock. The options were granted at exercise prices ranging from $1.062 - $3.44 per share. A total of 555,606 options were granted at the market price of the Company's common stock on the date of grant. A total of 151,000 options were granted at prices that were approximately 16.3% below fair market value of the Company's common stock on the date of grant. The options vest periodically through December 2001. The options expire through September 2005.

         Fair Market Value of Options Granted
        --------------------------------------

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS
123). Therefore, the Company accounts for stock-based compensation under the Accounting Principles Board Opinion No. 25, under which approximately $15,000 has been recognized for compensation earned related to options issued at exercise prices that were less than the fair market value of the Company's stock on the date of grant. Had compensation cost for the stock-based compensation been determined based upon the fair value of options at the grant date consistent with methodology set forth by FAS 123, the Company's net loss and loss per share would have increased to the following proforma amounts:


Pro forma net earnings             2000          1999           1998
                              ------------- -------------- -------------
     As reported                (5,259,691)    (2,567,535)     (150,465)
     Pro forma                  (6,140,291)    (2,572,861)     (150,465)

Net loss per common share -
 basic and fully diluted

     As reported                      (.40)          (.27)         (.03)
     Pro forma                        (.47)          (.27)         (.03)


         The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000 and 1999: expected volatility of 201 percent and 168 percent, respectively; risk free interest rate of 6.5 percent and 6.75 percent, respectively; and expected life of 3.5 years. The weighted average fair value of options granted $1.75 and $2.38 in 2000 and 1999, respectively. There were no options granted in 1998.

         Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 16 - Incentive Stock Option Plan (continued)

          Information with respect to the Company's stock options at December 31, 2000 is as follows:

                                                              Weighted-
                                                              Average
                                     Stock       Exercise     Exercise
                                     Options     Price        Price
                                     ----------- ------------ ------------
    Outstanding at January 1, 1998
      Granted                                 -            -            -
      Exercised                               -            -            -
      Forfeited                               -            -            -
                                     ----------- ------------ ------------
    Outstanding at December 31, 1998          -            -            -


      Granted                           797,494  $2.00-$3.44  $      2.38
      Exercised                               -            -            -
      Forfeited                               -            -            -
                                     ----------- ------------ ------------
    Outstanding at December 31, 1999    797,494  $2.00-$3.44  $      2.38
      Granted                           281,700  $1.06-$1.75  $      1.75
      Exercised                               -            -            -
      Forfeited                         371,568  $1.06-$3.44  $      2.39
                                     ----------- ------------ ------------
    Outstanding at December 31, 2000    707,606  $1.06-$3.44  $      2.21
                                     =========== ============ ============

         Additional information related to stock options outstanding and exercised at December 31, 2000:

                  Options Outstanding
                  -------------------
                                                               Weighted-
                                                  Weighted-    Average
                                                  Average      Remaining
                          Exercise   Number       Exercise     Contractual
                          Price      Outstanding  Price        Life
                          ---------- ------------ ------------ ------------
                          $  3.44        87,879   $     3.44     3 yrs
                          $  2.63       162,727   $     2.63     3 yrs
                          $  2.00       255,000   $     2.00     3 yrs
                          $  1.75       151,000   $     1.75     4.7 yrs
                          $  1.06        50,000   $     1.06     5 yrs
                                     -----------
                                        706,606
                                     ===========


                  Options Exercisable
                  -------------------
                                                                Weighted-
                                                                Average
                                     Exercise      Number       Exercise
                                     Price         Exercisable  Price
                                     ------------- ------------ -------------
                                     $  3.44           41,918   $  3.44
                                     $  2.63           41,609   $  2.63
                                     $  2.00          255,000   $  2.00
                                     $  1.75                -   $  1.75
                                     $  1.06           50,000   $  1.06
                                                   -----------
                                                      388,527
                                                   ===========

                      Pacific WebWorks, Inc.
          Notes to the Consolidated Financial Statements
                 December 31, 2000, 1999 and 1998

NOTE 17 - Goodwill

          The Company recorded goodwill in connection with the acquisition of World Commerce Network, Inc. (WCN) due to the negative equity position of WCN. A total of $240,521 was recorded upon acquisition and is being amortized over a 5 year period. The realization of this asset is contingent upon WCN's ability to generate revenues from their marketing of Pacific Webworks web tools and future hosting fees related to WCN customers. Amortization expense related to this acquisition was $52,113 for the year ended December 31, 2000.

         The Company also recorded goodwill in connection with the acquisition of Intellipay, Inc. (IPAY) due to the negative equity position of IPAY. The Company issued 2,400,000 shares of its common stock valued at $4,320,000. A total of $4,532,734 was recorded upon acquisition and is being amortized over a five year period. The realization of this asset is contingent upon IPAY's ability to generate revenues from their financial transaction processing process. Amortization expense related to this acquisition was $679,916 for the year ended December 31, 2000.

NOTE 18 - Subsequent Events

          In January 2001, the Company committed to an operating lease for its data center. The lease requires the Company to pay monthly rent of $26,200 and expires in December 31, 2001.

          In February 2001, the Company engaged in a share exchange with Logio, Inc. (Formerly Wordcruncher Technologies, Inc.) a public Nevada corporation. The Company issued 2,800,000 shares of its common stock for all of the outstanding shares of Logio, Inc. The shares were valued at $2,273,600 and the transaction was recorded using the purchase method of accounting.

          During the first three months of 2001, the Company secured $475,000 in debt financing.

          During 2001, the Company approved a new Stock Incentive Plan. No more than 2,500,000 shares will be granted under the plan.