Form 10-Q
period 2001-03-31
PACIFIC WEBWORKS INC
filed 2001-05-14
CIK 1086303

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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

               1760 Fremont Avenue, Salt Lake City, Utah 84104
                               (Former address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of April 27, 2001 the Registrant had a total of 18,626,688 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.......11

Item 3:  Quantitative and Qualitative Disclosure..........................14

                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings.................................................15

Item 2: Changes in Securities and Use of Proceeds.........................15

Item 3: Defaults Upon Senior Securities...................................16

Item 5: Other Information.................................................16

Item 6: Exhibits and Reports filed on Form 8-K ...........................16

Signatures................................................................18

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months ended March 31, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                   Pacific WebWorks, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                    March 31,    December 31,
                                                      2001           2000
                                                  ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                       $     40,786  $    163,801
  Receivables
    Trade, less allowance for doubtful
      receivables of $128,795 in 2001
      and $88,487 in 2000                              220,757       257,492
    Employee                                                 -         2,469
  Prepaid expenses                                     351,903       275,022
                                                  ------------- -------------

    Total current assets                               613,446       698,784
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST (Note 4)         1,406,525       374,259

OTHER ASSETS (Note 2 and 3)                          5,789,511     4,331,979
                                                  ------------- -------------

                                                  $  7,809,482  $  5,405,022
                                                  ============= =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long- term capital leases    $    278,942  $      2,425
  Accounts payable past due                            291,351             -
  Accounts payable                                     372,384       611,950
  Accrued liabilities                                  418,050       390,209
  Deferred revenue                                     755,053     1,811,020
  Note payable                                         216,580       216,580
  Notes payable - related party (Note 5 and 8)         911,664       250,000
                                                  ------------- -------------

    Total current liabilities                        3,244,024     3,282,184
                                                  ------------- -------------

  Long-term capital lease obligations                  148,588           670

COMMITMENTS AND CONTINGENCIES (Notes 4,5,7 and 8)

STOCKHOLDERS' EQUITY (Notes 5,6 & 8)
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding 18,345,200
    in 2001 and 15,008,000 in 2000                      18,346        15,008
  Additional paid-in capital                        12,883,240    10,153,603
  Accumulated deficit                               (8,484,716)   (8,046,443)
                                                  ------------- -------------

    Total stockholders' equity                       4,416,869     2,122,168
                                                  ------------- -------------

                                                  $  7,809,482  $  5,405,022
                                                  ============= =============



The accompanying notes are an integral part of these statements.

                   Pacific WebWorks, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three months ended
                                                            March 31,
                                                       2001         2000
                                                  ------------- -------------

Revenues, net                                     $  1,351,970  $    372,972
Cost of sales                                          227,700        65,691
                                                  ------------- -------------

    Gross profit                                     1,124,271       307,281

Selling expenses                                       219,792     1,431,393
Research and development                               143,095        81,116
General and administrative                             451,782       695,099
Depreciation and amortization (Note 2)                 574,422        32,842
Compensation expense for options and warrants           12,900        13,216
                                                  ------------- -------------

    Total operating expenses                         1,401,991     2,253,666
                                                  ------------- -------------

    Loss from operations                              (277,721)   (1,946,385)
                                                  ------------- -------------
Other income (expense)
  Non-recurring loss (Note 4)                         (122,685)
  Interest income and other                              3,566             -
  Interest expense                                     (41,434)      (15,215)
                                                  ------------- -------------

                                                      (160,553)      (15,215)
                                                  ------------- -------------

    NET LOSS                                      $   (438,273) $ (1,961,600)
                                                  ============= =============

Net loss per common share - basic and diluted     $      (0.03) $      (0.19)
                                                  ============= =============

Weighted-average number of shares outstanding
  - basic and diluted                               17,132,209    10,400,342
                                                  ============= =============

       The accompanying notes are an integral part of these statements.

                   Pacific WebWorks, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the
                                                          Three Months
                                                         Ended March 31,
                                                       2001          2000
                                                  ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                      $   (438,273) $ (1,961,600)
    Adjustments to reconcile net loss
    to net cash used in operating activities
       Depreciation & amortization                     574,422        32,842
       Issuance of  options for compensation            12,900             -
       Impairment loss                                 122,685             -
       Bad debt expense                                 40,308         9,000
       Loss on Investment                                    -       (25,000)
    Changes in assets and liabilities
     (Net of effects of acquisitions)
       Receivables                                       2,065      (300,269)
       Prepaid expenses and other assets                (2,204)     (193,891)
       Other assets                                      1,796             -
       Accounts payable                                 44,111       380,202
       Deferred revenue                             (1,055,967)    1,619,060
                                                  ------------- -------------

          Total adjustments                           (259,884)    1,521,944

          Net cash used in operating activities       (698,157)     (439,656)
                                                  ------------- -------------
Cash flows from investing activities
    Purchases of property and equipment                (72,127)      (18,788)
    Cash paid for notes receivable                           -      (153,000)
    Cash acquired in acquisitions                        5,058         5,628
                                                  ------------- -------------

          Net cash used in investing activities        (67,069)     (166,160)
                                                  ------------- -------------
Cash flows from financing activities
    Proceeds from issuance of notes payable            661,664       579,005
    Cash received for contributed capita                l1,475             -
    Principal payments of long-term obligations        (20,928)            -
                                                  ------------- -------------

         Net cash provided by financing activities     642,211       579,005
                                                  ------------- -------------
         Net increase decrease in cash and cash
           equivalents                                (123,015)      (26,811)

  Cash and cash equivalents at beginning of period     163,801       153,898
                                                  ------------- -------------

  Cash and cash equivalents at end of period      $     40,786  $    127,087
                                                  ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                          $      3,401  $     11,854
  Cash paid for income taxes                                 -             -
Non-cash financing activities:
  Issuance of common stock for deposit and rent   $    268,600  $          -
  Purchase of Logio subsidiary for stock             2,450,000             -









       The accompanying notes are an integral part of these statements.

                   Pacific WebWorks, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2001
                                 (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

The Company conducts its business within one industry segment.

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 2 - ACQUISITION OF LOGIO, INC.

On February 8, 2001, Pacific WebWorks completed its acquisition of Logio, Inc., a development stage company, in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Goodwill totaling $1,855,388 will be amortized over three years and approximately $88,000 was amortized for the period from acquisition to March 31, 2001. Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to March 31, 2001 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

NOTE 3 - OTHER ASSETS

Other assets include the following:                         March 31,
                                                        2001         2000
                                                  -------------- -------------
    Goodwill, net                                 $   5,568,145  $  4,041,226
    Software development costs, net                     213,789       270,495
    Other                                                 7,577        20,258
                                                  -------------- -------------

                                                  $   5,789,511  $  4,331,979
                                                  ============== =============

                   Pacific WebWorks, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001
                                 (Unaudited)


NOTE 4 - NON-RECURRING CHARGE

In March 2001, Logio, Inc., a subsidiary of Pacific WebWorks, Inc., was unable to make payment on some of its capital lease obligations. Logio, Inc. is currently attempting a favorable negotiation with the leasing company and anticipates that the equipment will be transferred back to the vendor. The default on these obligations, which approximates $404,000 at March 31, 2000, results in an impairment loss of $122,685 which represents cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases. The leases expire through December 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

Building deposit and rent
-------------------------

During January 2001, we entered into an agreement with a related party for rental of our operations center. Monthly minimum rental payments total $26,200 and the agreement expires in December 2001. We issued a total of 537,200 common shares to the related party for $268,600 related to a rental deposit and three months of rental for our operations center in Salt Lake City, Utah.

Notes Payable
-------------

In January 2001, the Company was advanced $100,000 from related parties in exchange for a note payable. The bears interest at 13% per year and is due upon the earlier of $2,000,000 received in equity funding or June 1, 2001.

In February 2001, the Company was advanced $375,000 from related parties in exchange for notes payable. The notes bear interest at 15% per year and are due upon the earlier of $2,000,000 received in equity funding or through May 23, 2001.

In March 2001, the Company was advanced $175,000 in exchange for a notes payable from related parties. The notes bear interest at 15% per year and are due upon the earlier of $2,000,000 received in equity funding or through June 27, 2001.

The company is also committed to pay $11,664 in the form of a note payable to a related party. The note, bears interest at 15% per year and is due upon demand.

All Notes payable are collateralized by the business assets of the Company.

                   Pacific WebWorks, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001
                                 (Unaudited)


NOTE 6 - EQUITY INCENTIVE PLAN

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 2,500,000 shares of the Company's common stock under the Plan. This includes 901,858 options, each to purchase one share of the Company's common stock, outstanding as of March 31, 2001. The Plan has not been approved by the Company's shareholders as of March 31, 2001

During the three months ended March 31, 2001, the Company granted 195,252 options, each to purchase one share of the Company's common stock to employees and directors at exercise prices of $0.87 per share, which represents the fair market value of the common stock on the date of grant. As of March 31, 2001, 583,779 options were exercisable at prices ranging from $0.87 to $3.44 per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

The Company is involved in various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts accrued.

Consulting contract - European exchanges
----------------------------------------

In May 2001, the Company entered into a consulting services agreement in with a corporation. The agreement provides for, among other things, public relations services related to the European financial exchanges for six months of service. The cost of the services totals $150,000 and has been prepaid by the Company in February and March 2001 and is recognized ratably over the period in which services are received. As of March 31, 2001, $25,000 has been recorded as investor relations expense related to this agreement.

                   Pacific WebWorks, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001
                                 (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

Granting of warrants
--------------------

On April 25, 2001, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 500,000 warrants were issued at an exercise price of $0.50 per share under the terms of this agreement and 500,000 warrants were issued at an exercise price of $0.75 per share for a total of 1,000,000 warrants granted under this agreement. Vesting of the warrants commences as follows: 25% immediately, 25% on July 1, 2001 and 50% on November 1, 2001. Deferred consulting charges related to this agreement approximate $170,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract will be performed through April 25, 2001 and the fair value of the warrants will be recognized ratably over the service period. The agreement terminates in April of 2002 when the services are completed.

Issuance of stock
------------------

In April 2001, the Company issued a total of 289,166 shares of its common stock as a prepayment for legal, investment banker, and insurance services totaling $210,000. The services will be provided to the Company over two years and related expenses will be recognized over the periods in which the services are received.


Note payable - related party
----------------------------

In April 2001, the Company was advanced $100,000 in exchange for a note payable from a related party. The note bears interest at 15% per year, is collateralized by substantially all of the Company's assets and is due upon the earlier of $2,000,000 received in equity funding or through May 23, 2001.

Stock options
-------------

On April 4, 2001, the Company's Board of Directors resolved to amend the Pacific WebWorks, Inc. 2001 Equity Incentive Plan and increased the total awards that may be granted to up to 5,000,000 options under the Plan.

Also on April 4, 2001, the Company granted a total of 3,055,000 options, each representing one share of Pacific WebWorks, Inc. common stock. The options have an exercise price of $0.75, which equals the fair value of the stock on the date of grant, expire through April 2011 and vest 1/6 on the day of grant and 1/6 every six months through October 4, 2001.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pacific WebWorks and its subsidiaries develop business software technologies for Internet merchants, provide electronic storefront hosting and Internet payment systems for individuals and small to mid-size businesses.
For the three month period ended March 31, 2001, Pacific WebWorks recorded revenues of $1,351,970. This was a significant increase compared to the $372,972 in revenues for the three month period ended March 31, 2000. Our net loss was $438,273 or $0.03 per share, for the first quarter of 2001 compared to $1,961,600, or $0.19 per share, for the first quarter of 2000.

     We have posted net losses from our inception and our independent auditors reported that this history of losses raised doubts about our ability to
continue as a going concern without financing.   Management has taken several
steps during the past two quarters to restructure our operations with the intent to generate profits. These steps included consolidation of operations of Pacific WebWorks and its related companies, reductions in the number of employees, and continued growth of our sales and marketing channels. We anticipate sales to be down throughout the remainder of fiscal 2001 due to the alteration of our short-term goals.

Results of Operations

     The following table summarizes the results of our operations for the three months ended March 31, 2001 and 2000. The following discussions are based on consolidated financial statements of Pacific WebWorks and its subsidiaries, IntelliPay, Inc., Logio, Inc. and World Commerce Networks.



                                                      Three months ended
                                                            March 31,
                                                      2001            2000
                                                -------------- --------------
Revenues, net                                   $   1,351,970  $     372,972
Cost of sales                                         227,700         65,691
                                                -------------- --------------
     Gross profit                                   1,124,271        307,281


Selling expenses                                      219,792      1,431,393
Research and development                              143,095         81,116
General and administrative                            451,782        695,099
Depreciation and amortization                         574,422         32,842
Compensation expense for options and warrants          12,900         13,216
                                                -------------- --------------

Total operating expenses                        $   1,401,991  $   2,253,666
                                                ============== ==============

Loss from operations                            $    (277,720) $  (1,946,385)
                                                -------------- --------------
Total other income (expense)                         (160,553)       (15,215)
                                                -------------- --------------
NET LOSS                                        $    (438,273) $  (1,961,600)
                                                ============== ===============


     Net Revenues. We receive revenues from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed.

     Revenues increased $978,998, in the 2001 first quarter as compared to the first 2000 quarter. A total of 82.3% of the net revenues were raised from seminar related activities during 2000. However, the seminars were abandoned due to the significant costs involved in running several seminar teams and the cash flow concerns related to the seminar marketing operations.

     Cost of sales. These include costs of merchant accounts, shipping and fulfillment costs, and other third party products and services. Cost of sales increased $162,009 for the 2001 first quarter compared to the 2000 first quarter.

     Operating expenses. Total operating expenses decreased $851,675 in the 2001 first quarter compared to the 2000 first quarter. Total operating expenses exceeded revenues by $50,021 for the 2001 first quarter and by $1,880,694 for the 2000 first quarter.

     Selling Expenses.   Selling expenses consist of both sales and marketing
expenses, including department salaries and benefits, advertising, seminar costs, and commissions paid to resellers. Our selling expenses decreased $1,211,601 in the 2001 fiscal quarter compared to the 2000 first quarter. The decrease is primarily a result of discontinuing our seminar marketing program.

     Research and Development Expenses. Research and development consists primarily of personnel expenses related to product design, programming, and
quality control.   Research and development expenses increased $61,979 in the
2001 first quarter compared to the 2000 first quarter. The increase was primarily due to research and development and completion of IntelliPay's SmartPages and duplicate payment request detection, and Pacific WebWorks' Visual WebTools Version 4.1.

     General and Administrative Expense. General and administrative expenses consist of all finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $243,317 in the 2001 first quarter compared to the 2000 first quarter due to reductions in personnel, consolidation of operations, and a concerted effort to reduce administrative costs where necessary.

    Depreciation and amortization. These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses increased $541,580 in the 2001 first quarter compared to the 2000 first quarter. We have also amortized goodwill related to our acquisition of Logio over three years with approximately $88,000 being amortized for the 2001 first quarter. Depreciation expense for the first quarter 2001 includes $137,088 of Logio depreciation.

     Compensation expense for options and warrants. These expenses relate to stock options earned by employees, directors and consultants. We granted options to employees in September 2000 and the strike price of these options was less than the fair value on the date of grant, creating intrinsic value. We recognized the expense of these options over the one-year vesting period and recorded $12,900 during the first quarter of 2001.

     Total other income (expense). We have recorded a non-recurring loss of $122,685 related to Logio's failure to make a payment on a capital lease obligation. This loss is a significant factor for the $145,338 increase in other expenses for the first quarter of 2001 compared to the 2000 first quarter.

     Net Loss. Our net loss was 32.4% of revenues for the 2001 first quarter compared to 525.9% of revenues for the 2000 first quarter. During the 2001 first quarter, the loss attributable to our operations was $0.03 compared to $0.19 per share for the first quarter of 2000. The primary cause of our loss in the 2001 first quarter related to the acquisition of Logio and its additional depreciation and non-recurring loss, along with the amortization of its good will. The primary source of our losses in the first quarter of 2000 related to our investment in the growth of our marketing subsidiary, World Commerce Network.

Liquidity and Capital Resources

     At March 31, 2001, we had $40,786 cash on hand with total current assets of $613,446 compared to $163,801 cash on hand with total current assets of $698,784 at December 31, 2000. Total current liabilities were $3,244,024 for the first quarter of 2001 compared to $3,282,184 at December 31, 2000. Deferred revenue, which has been deferred in accordance with SAB101 and recognized on a ratable basis over the period the service revenues are earned, represented $755,053, or 23.2%, of total current liabilities for the 2001 first quarter. Accounts payable, including past due amounts, accounted for $663,735, or 20.5% percent, of the total current liabilities for the 2001 first quarter. Deferred revenues were 55.2% and accounts payable were 18.6% of the total current liabilities as of December 31, 2000. Our accumulated deficit totaled $8,484,716 for the 2001 first quarter and we had negative working capital totaling $2,630,587.

     Net cash used in operating activities for the 2001 first quarter was $698,157. Net cash used in investing activities for the quarter was $67,069, which was primarily used for the purchase of capital equipment. Net cash provided by financing activities was $642,211, with $661,664 from the issuance of notes payable. Financing activities during the first quarter of 2001 included advancements of an aggregate of $661,664 from related parties in exchange for notes payable. These notes payable have varying interest rates ranging from 13% to 15% and are due upon the earlier of our receipt of $2,000,000 in equity funding, or June 1, 2001.

    Despite converting debt during fiscal year 2000, our shift in business strategy has resulted in decreased cash inflow. During 2000 we entered into agreements with the holders of a majority of our debt to convert those debts into equity. We converted notes payable with interest of $2,637,536 into 2,040,000 common shares. However, as a result of our marketing and sales strategies shifting away from costly seminars to business development during the fourth quarter 2000, our monthly cash inflow decreased substantially. Our monthly cash outflows have also caused a similar decrease during the 2001 first quarter.

     One source of funding which may offset our decrease in cash flows is proceeds from the exercise of 1,250,000 warrants we have granted. As of March 31, 2001 we had outstanding warrants to purchase 250,000 common shares. In April 2001 we agreed to issue warrants to Columbia Financial Group to purchase 1,000,000 shares of our common stock at an aggregate exercise price of $625,000 in exchange for their services to us for one year. Portions of the warrants vest on a predetermined time schedule and the warrants expire in April 2006. However, the holders of the warrants have total discretion whether or not to exercise the 1,250,000 warrants. We cannot assure that all of the warrants will be exercised before their expiration through April 2006.

     We continue to fund our operations with loans and the sale of unregistered stock where cash flows fall short of requirements. While we have taken steps to reduce our monthly burn rate and move to become cash flow positive, we believe will need an additional $2.5 million to 5 million in 2001 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

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

Factors Affecting Future Performance

* We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, which could have a material adverse effect on us.

* Wide scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

* We currently are unable to finance our operations through our generated revenues. Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to mature, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

* We face intense competition that may slow our growth and force our prices down. We expect this competition to intensify in the future, with new competitors, and competitive services and products regularly entering the market. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

* We may experience software defects and development delays, damaging customer relations. Or we may experience breakdowns or unauthorized entry into our hosting services, infrastructure or payment processing system, harming our business. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.

* Breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

* We depend upon our proprietary rights, none of which can be completely safeguarded against infringement. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe upon the proprietary rights of others, thereby exposing us to significant liability and/or damages. To the extent we rely upon confidential information to maintain our competitive position, other parties may independently develop the same or similar information.

* Our stock price is volatile. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors and these broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      On February 12, 2001, Pacific WebWorks received notice of Charge No. A1-0184 filed with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by Andrew Renfro, a former employee. Mr. Renfro claims that he was forced to resign as our sales manager due to demotions and pay cuts based on differential treatment based on his race and color. At this time, Mr. Renfro has not identified the specific remedy he seeks. We have responded to the request for information from the Utah Labor Commission and we are awaiting further action. Our management believes we have no liability and intends to vigorously defend the claim.

     We are involved in various disputes and legal claims arising in the normal course of our business. In the opinion of management, any resulting litigation will not have a material effect on our financial position and results of operations over amounts accrued.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

     On March 8, 2001 our Board adopted the 2001 Equity Incentive Plan, which requires shareholder approval. This plan allows the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Board initially reserved 2,500,000 shares of our common stock for the plan, however, on April 4, 2001 the Board amended the reserved shares from 2,500,000 to 5,000,000. As of March 31, 2001, options to purchase 901,858 common shares are outstanding with exercise prices ranging from $0.87 to $3.44 per share.

     In February 2001 our Board granted conversion of Logio options held on the date of acquisition to Pacific WebWorks' options. A total of Logio options to purchase 1,288,666 Logio common shares were converted to options to purchase 195,252 Pacific WebWorks common shares. The rate of conversion was one Pacific WebWorks option for every 6.6 Logio options held on February 8, 2001.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Pacific WebWorks from December 31, 2000 through a recent date.

     During January 2001 we issued an aggregate of 537,200 common shares valued at $268,600 to Principal Property Management LLC in consideration for a security deposit and monthly rent for our corporate office lease. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On April 16, 2001, we issued an aggregate of 289,166 common shares in consideration for services rendered. We issued 130,000 common shares to Mutual Ventures Corporation for business services valued at $65,000; we issued 20,000 shares to Daniel W. Jackson, attorney, for legal services valued at $10,000; and 139,166 common shares to Universal Business Insurance for insurance services valued at $83,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On April 25, 2001, we granted warrants to purchase an aggregate of 1,000,000 common shares, valued at approximately $170,000, to Columbia Financial Group in consideration for investor relations services for a term of one year. Warrants to purchase 500,000 common shares have an exercise price of $0.50 and the remaining warrants to purchase 500,000 common shares have an exercise price of $0.75. The warrants may be exercised through April 2006. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

Use of Proceeds

     In October 2000, we received $375,000 in proceeds from the exercise of warrants at a strike price of $2.50 per share for 150,000 common shares registered under our Form S-1 registration statement, as amended, (registration No. 333-38026, declared effective on June 12, 2000). We have used these funds for working capital including payment of salaries, rent, research and development, purchase of inventory and marketing expenses.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     In March 2001 Logio was unable to make a payment on a capital lease obligation to Sun Microsystems Finance related to leases of certain computer equipment. The default of approximately $404,000 resulted in a impairment loss of $122,685 which represents the cash down payments Logio made at the beginning of the leases which were amortized over the life of the lease. The leases expire through December 2002. Logio is attempting to negotiate a resolution to this default and is in the process of returning the equipment to Sun Microsystems.

ITEM 5: OTHER INFORMATION

     On May 7, 2001 we moved our principal offices back to our former office location in the Westgate Business Center located in Salt Lake City, Utah. We lease 4,500 square feet of commercial office space and the building has a total of 200,000 square feet of office and common space. This location serves as our main office and production facility.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number   Description

2.1 Agreement and Plan of Reorganization between Pacific WebWorks and IntelliPay, dated April 4, 2000 (Incorporated by reference to exhibit No. 2.1 for Pacific WebWork's Form 8-K, filed April 19, 2000.)

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

10.10 Lease Agreement between Pacific WebWorks and Principal Property Management, LLC, dated January 1, 2001. (Incorporated by reference to exhibit 10.10 to Form 10-K, filed April 2, 2001)

10.11 Lease Agreement between Logio and SunMicrosystems Finance, as amended.

10.12    License Agreement between Logio and Oracle Corporation, as amended.

10.13 Consultant Agreement between Pacific WebWorks and Columbia Financial Group, Inc., dated April 25, 2001.


(b)  Reports on Form 8-K.

     On January 3, 2001 we filed an amendment to the Form 8-K originally filed on November 14, 2000 regarding the acquisition of Logio, Inc.

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


Pacific WebWorks, Inc.

        5/14/01                 /s/ Christian Larsen
Date: ________________      By: ___________________________________________
                                Christian R. Larsen, President and Director


        5/14/01                 /s/ Kenneth W. Bell
Date: ________________      By: ____________________________________________
                                Kenneth W. Bell, C.E.O. and Director


        5/14/01                 /s/ T. R. Eldredge
Date: ________________      By: _____________________________________________
                                Thomas R. Eldredge, Chief Financial Officer