Form 10-Q
period 2001-06-30
PACIFIC WEBWORKS INC
filed 2001-08-03
CIK 1086303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

     As of July 30, 2001 the Registrant had a total of 22,626,688 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion And Analysis of Financial Condition
         And Results of Operations........................................17

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......22

                          PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................22

Item 2:  Changes in Securities and Use of Proceeds........................22

Item 6:  Exhibits and Reports filed on Form 8-K...........................23

Signatures................................................................25



                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                   Pacific WebWorks, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   June 30,      December 31,
                                                   2001          2000
                                                   ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                        $     53,802  $    163,801
  Receivables
    Trade, less allowance for doubtful receivables      154,996       257,492
  Employee                                                2,139         2,469
  Prepaid expenses                                      283,145       275,022
                                                   ------------- -------------

        Total current assets                            494,082       698,784
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     395,310       374,259

OTHER ASSETS                                          3,551,865     4,331,979
                                                   ------------- -------------

                                                   $  4,441,257  $  5,405,022
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long- term capital leases     $      3,086  $      2,425
  Capital leases in default                             440,174
  Payables past due                                     295,576
  Overdraft in bank                                      23,766
  Accounts payable                                      324,936       611,950
  Accrued liabilities                                   269,222       193,161
  Other current liabilities                             210,465       197,048
  Deferred revenue                                      242,926     1,811,020
  Notes payable                                         216,580       216,580
  Notes payable - related parties                     1,200,000       250,000
                                                   ------------- -------------

        Total current liabilities                     3,226,731     3,282,184

  Long-term capital lease obligations                         -           670

STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 22,626,688
   in 2001 and 15,008,000 in 2000                        22,627        15,008
  Additional paid-in capital                         14,671,030    10,153,603
  Common stock subscriptions                         (1,600,000)            -
  Accumulated deficit                               (11,879,131)   (8,046,443)
                                                   ------------- -------------

        Total stockholders' equity                    1,214,526     2,122,168


                                                   $  4,441,257  $  5,405,022
                                                   ============= =============


       The accompanying notes are an integral part of these statements.

                   Pacific WebWorks, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               Six months ended          Three months ended
                                                   June 30,                    June 30,
                                              2001         2000           2001         2000
                                         ------------- ------------- ------------- --------------
Revenues, net
  Software, access and license fees      $  1,560,876 $   1,555,424  $    481,669  $   1,200,013
  Hosting and maintenance fees                496,892             -       249,343              -
  Training, design and other                   47,119        35,415        21,905         17,854
                                         ------------- ------------- ------------- --------------
                                            2,104,887     1,590,839       752,917      1,217,867

Cost of sales                                 355,978        96,362       128,278         30,671
                                         ------------- ------------- ------------- --------------

     Gross profit                           1,748,909     1,494,477       624,639      1,187,196

Selling expenses                              333,756     3,765,779       113,964      2,334,386
Research and development                      255,077       398,400       111,982        317,284
General and administrative                    924,015     1,604,754       472,233        896,440
Depreciation and amortization               1,175,385       381,027       600,963        348,184
Compensation expense for options
  and warrants                                 54,979             -        42,079              -
Impairment loss - goodwill and other
  long-lived assets                         2,688,300             -     2,565,615              -
                                         ------------- ------------- ------------- --------------

     Total operating expenses               5,431,512     6,149,960     3,906,836      3,896,294
                                         ------------- ------------- ------------- --------------

Loss from operations                       (3,682,603)   (4,655,483)   (3,282,197)    (2,709,098)
                                         ------------- ------------- ------------- --------------

Other income (expense)
  Loss on sale or abandonment of assets       (69,319)            -       (69,319)             -
  Interest income and other                     5,312             -         1,746              -
  Interest expense                            (86,078)      (60,327)      (44,644)       (45,112)
                                         ------------- ------------- ------------- --------------

                                             (150,085)      (60,327)     (112,217)       (45,112)
                                         ------------- ------------- ------------- --------------

     NET LOSS                            $ (3,832,688) $ (4,715,810) $ (3,394,414) $  (2,754,210)
                                         ============= ============= ============= ==============
Net loss per common share - basic
  and diluted                            $      (0.21) $      (0.41) $      (0.17) $       (0.21)
                                         ============= ============= ============= ==============

Weighted-average number of shares
  outstanding - basic and diluted          18,520,517    11,632,786    19,951,194     12,865,231
                                         ============= ============= ============= ==============

       The accompanying notes are an integral part of these statements.


                    Pacific WebWorks, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the
                                                                             six months
                                                                           ended June 30,
                                                                         2001          2000
                                                                    ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                                        $ (3,832,688) $ (4,715,810)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation & amortization                                    1,175,733       381,027
        Issuance of options and warrants for compensation                 54,979             -
        Impairment loss                                                2,688,300             -
        Bad debt expense                                                  35,987        18,000
        Loss on sale or abandonment of property and equipment             69,319             -
        Loss on investment                                                     -        25,000
        Other adjustments                                                 32,997             -
    Changes in assets and liabilities (Net of effects of acquisitions)
        Receivables                                                       70,008       (76,318)
        Prepaid expenses and other assets                                247,558      (347,176)
        Other assets                                                           -             -
        Accounts payable and accrued liabilities                          93,178       148,231
        Deferred revenue                                              (1,568,094)    3,098,396
                                                                    ------------- -------------

           Total adjustments                                           2,899,965     3,247,160

           Net cash used in operating activities                        (932,723)   (1,468,650)
                                                                    ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                                    (72,127)     (110,461)
  Proceeds from sale of property and equipment                            14,412             -
  Cash paid for deposits                                                       -          (500)
  Cash acquired in acquisitions                                            5,058         9,718
                                                                    ------------- -------------

           Net cash used in investing activities                         (52,657)     (101,243)
                                                                    ------------- -------------
Cash flows from financing activities
  Overdraft in bank                                                       23,766             -
  Proceeds from issuance of notes payable                                900,000       597,446
  Cash received for contributed capital                                    1,475             -




  Proceeds from issuance of stock                                              -     1,000,000
  Principal payments of long-term obligations                            (49,860)         (929)
                                                                    ------------- -------------

           Net cash provided by financing activities                     875,381     1,596,517
                                                                    ------------- -------------

           Net increase (decrease) in cash and cash equivalents         (109,999)       26,624

Cash and cash equivalents at beginning of period                         163,801       153,898
                                                                    ------------- -------------

Cash and cash equivalents at end of period                          $     53,802  $    180,522
                                                                    ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                            $      3,401  $     20,857
  Cash paid for income taxes                                                   -             -
Non-cash financing activities:
  Issuance of common stock for prepaid services, deposit and rent   $    418,600  $          -
  Purchase of Logio subsidiary for stock                               2,450,000             -
  Issuance of common stock for subscription                            1,600,000             -
  Payables and interest converted to notes                                61,664             -


               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

The Company conducts its business within one industry segment.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC., and Logio, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates.

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)


Revenue Recognition
-------------------

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. The Company also follows SOP 97-2.

Revenues from up-front fees are deferred and recognized over the period services are performed (which is generally one year). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.

Impairment of Long-Lived and Intangible Assets
----------------------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. As of June 30, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $911,532 in losses relating to the impairment of certain long-lived assets in Logio, Inc. and $1,776,768 in losses relating to the impairment of goodwill for Logio, Inc. and World Commerce Network.

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $932,723 and $1,468,650 during the six-month periods ended June 30, 2001 and 2000, respectively and $2,100,149 during the year ended December 31, 2000. The company had negative working capital of $2,687,981 at June 30, 2001 and $2,907,925 at December 31, 2000.
As a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

The Company is working through various matters related to disputes with vendors, employee claims and a software alliance group, which may impact its cash position (see Note 10).

During the six months ended June 30, 2001, the Company has taken steps to reduce its burn rate in order to meet its monthly cash requirements from operations with its reoccurring monthly cash revenues. This has been accomplished through a reduction in personnel, relocation to lower-cost office facilities and other expense reduction activities. The Company has also focused its immediate attention to the operations and growth of its core business units: Pacific WebWorks, Inc. and Intellipay, Inc. In the course of these activities, the Logio, Inc. subsidiary, which had

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY - Continued

temporarily ceased development and operations of its Internet products, became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, Logio's most significant debtor obtained possession of the equipment under its lease agreements in May of 2001. These events have caused impairments related to the loss of the equipment under capital leases, other long-lived assets related to the equipment and the goodwill of the subsidiary to be recorded during second quarter 2001 (see Note 5). Impairment losses recorded for these events and the assessment of impairment in the World Commerce Network subsidiary resulted in $2,688,300 of impairment losses for the six months ended June 30, 2001.

In May of 2001, the Company has entered into a stock purchase agreement with certain of its existing shareholders and other entities pursuant to the sale of 4,000,000 shares of its common stock for $1,600,000 (see Notes 8 and 11). The funding will be used to support operations and retire certain debt.

The Company expects to generate positive cash flows from operations through continued burn rate reduction and our business development and sales activities. The Company's cash requirements over monthly cash inflows until this point will be funded primarily by the net cash received from our June offering (see Notes 8 and 11). Though not currently anticipated, further equity placements and debt issuance may be required to support operations and to pay existing liabilities of the Company.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 3 - ACQUISITION OF LOGIO, INC.

On February 8, 2001, Pacific WebWorks completed its acquisition of Logio, Inc., a development stage company, in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Goodwill totaling $1,855,388 began to be amortized over three years and approximately $242,967 was amortized for the period from acquisition to June 30, 2001. The Company's goodwill related to the acquisition of Logio has been impaired in second quarter 2001 (see Notes 2 and 5). Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to June 30, 2001 and it's the fair values of its assets

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)


NOTE 3 - ACQUISITION OF LOGIO, INC. - Continued

and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment includes the following:

                                                     June 30,   December 31,
                                                       2001         2000
                                                  ------------ -------------

      Computer Equipment                          $   416,336  $    332,714
      Equipment                                        83,221        96,833
      Software                                         83,571        74,342
      Furniture and Fixtures                           93,672        72,090
      Leasehold Improvements                                -         6,667
                                                  ------------ -------------
                                                      676,800       582,646
      Less Accumulated Depreciation                  (281,490)     (208,387)
                                                  ------------ -------------
                                                  $   395,310  $    374,259
                                                  ============ =============

Impairment charges totaling $911,532 were recorded in Logio, Inc. during the six months ended June 30, 2001 representing equipment under capital lease agreements under default, primarily returned to hardware vendors, cash down payments and related equipment and software. Loss on sale or abandonment of property and equipment totals $69,319 for the six months ended June 30, 2001.

NOTE 5 - OTHER ASSETS

Other assets include the following:                 June 30,    December 31,
                                                      2001         2000
                                                  ------------ -------------

      Goodwill                                    $ 6,628,642  $  4,773,255
      Acquired technology                             824,480       824,480
      Other                                            19,250        20,258
                                                  ------------ -------------

                                                    7,472,372     5,617,993
                                                  ------------ -------------

      Accumulated amortization                     (2,143,739)   (1,286,014)
      Impairment losses                            (1,776,768)            -
                                                  ------------ -------------
                                                  $ 3,551,865  $  4,331,979
                                                  ============ =============

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)


NOTE 6 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:       June 30,    December 31,
                                                      2001         2000
                                                  ------------ -------------

      Payroll related liabilities                 $   140,240  $    139,096
      Interest payable                                 43,023        14,192
      Reseller commissions                             55,490        39,400
      Contingent liabilities                           30,000             -
      Other                                               469           473
                                                  ------------ -------------
                                                  $   269,222  $    193,161
                                                  ============ =============


Other accrued liabilities consist of estimated returns and chargebacks from a leasing company that funded customer purchases and placed them on a payment plan during 2000. The Company is responsible for recourse on leases on which customers have not made first payment. Estimated chargebacks and other estimated returns and refunds approximates $210,500 at June 30, 2001 and $197,000 at December 31, 2000. The company makes an effort to further collect all amounts that have fallen under recourse with the leasing company.


NOTE 7 - PAYABLES AND CAPITAL LEASES IN DEFAULT

In March 2001, Logio, Inc., a subsidiary of Pacific WebWorks, Inc., was unable to make payment on some of its capital lease obligations. Logio, Inc. transferred the equipment back to the vendor in May of 2001. The default on these and other capital lease obligations, approximating $440,000 at June 30, 2001, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and equipment. The leases expire through December 2002.

NOTE 8 - RELATED PARTY TRANSACTIONS

Building deposit and rent
-------------------------

During January 2001, we entered into an agreement with a related party for rental of our operations center. Monthly minimum rental payments totaled $26,200 and the agreement expired in December 2001. We issued a total of 537,200 common shares to the related party for $268,600 related to a rental deposit and rent for our operations center in Salt Lake City, Utah. In May 2001, the related party terminated the agreement with the Company. The Company has relocated its operations and offices into its previous headquarters in Salt Lake City, Utah.

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS - Continued

Unit Purchase Agreement
-----------------------

On May 30, 2001, the Company entered into a unit purchase agreement with three entities for the purchase of 4,000,000 units, each of which includes one share of the company's common stock and one warrant for the purchase of one common share at a price of $0.80 per share. The units were sold at $0.40 per unit for a total of $1,600,000. The shares were issued in a private placement into escrow and funding was also placed in escrow in accordance with the agreement. The shares and monies were to be released to each party provided that a registration statement was filed with the Securities and Exchange Commission on or before July 25, 2001 to register the sale of the shares and warrants and provided that the registration statement was declared effective by the Securities and Exchange Commission on or before September 28, 2001. The Company would have been responsible for liquidated damages for failure to meet the above requirements totaling five percent of the purchase price of the then outstanding securities for every 30 calendar day period until the registration statement was filed or made effective.

Notes Payable
-------------

In January 2001, the Company was advanced $100,000 from related parties in exchange for a note payable. The not stated interest at 13% per year and was due upon the earlier of $2,000,000 received in equity funding or June 1, 2001.

In February 2001, the Company was advanced $375,000 from related parties in exchange for notes payable. The notes stated interest at 15% per year and were due upon the earlier of $2,000,000 received in equity funding or through May 23, 2001.

In March 2001, the Company was advanced $175,000 in exchange for a note payable from related parties. The note stated interest at 15% per year and was due upon the earlier of $2,000,000 received in equity funding or through June 27, 2001.

The company was also committed to pay $11,664 in the form of a note payable to a related party. The note bears interest at 15% per year and was due upon demand. This note was paid in full in June 2001.

In April 2001, the Company was advanced $100,000 in exchange for a note payable from a related party. The note bears interest at 15% per year, is collateralized by substantially all of the Company's assets and was due upon the earlier of $2,000,000 received in equity funding or through May 23, 2001.

In May and June of 2001, the Company was advanced $150,000 in exchange for notes payable from a related party. Interest on the notes was stated at 15% per year and the notes were due upon the earlier of $2,000,000 received in equity funding or through September, 2001.

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS - Continued

Notes Payable - Continued
-------------------------

In June 2001, three related entities assumed $400,000 each of the Company's debt, including principal and interest in exchange for new notes payable to each entity. The terms of the new agreements, totaling $1,200,000 provide for interest payable at 15% per annum, collateralization by the business assets of the Company, and mature upon the earlier of September 20, 2001 or $1,000,000 or more obtained in equity financing. These notes were placed in escrow, related to the "Unit Purchase Agreement," in late June 2001 to be paid with monies contingently obtained through the private placement and subsequent registration of shares.

NOTE 9 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
----------------------

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. This includes 3,942,000 options, each to purchase one share of the Company's common stock, outstanding as of June 30, 2001. The Plan has not been approved by the Company's shareholders as of June 31, 2001

During the six months ended June 30, 2001, the Company granted options as follows:

In February 2001 the Company granted 195,252 options, each to purchase one share of the Company's common stock to employees and directors at exercise prices of $0.87 per share, representing the fair market value of the common stock on the date of grant.

On April 4, 2001, the Company granted a total of 3,055,000 options, each representing one share of Pacific WebWorks, Inc. common stock. The options have an exercise price of $0.75, which equals the fair value of the stock on the date of grant, expire through April 2011 and vest 1/6 on the day of grant and 1/6 every six months through October 4, 2001.

As of June 30, 2001, approximately 3,942,000 options were outstanding at prices ranging from $0.75 to $3.53 per share and approximately 1,090,000 options were exercisable at prices ranging from $0.75 to $3.53 per share.

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)


NOTE 9 - STOCKHOLDERS' EQUITY

Granting of warrants
--------------------

On April 25, 2001, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 500,000 warrants were issued at an exercise price of $0.50 per share under the terms of the agreement and 500,000 were issued at an exercise price of $0.75 per share for a total of 1,000,000 warrants granted under this agreement. Vesting of the warrants commences as follows: 25% immediately, 25% on July 1, 2001 and 50% on November 1, 2001. Deferred consulting charges related to this agreement approximate $175,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract will be performed through April 25, 2002 and the fair value of the warrants will be recognized ratably over the service period. The agreement terminates in April of 2002 when the services are completed.

As of June 30, 2001, warrants for the purchase of 5,850,000 shares of the Company's common stock were outstanding and warrants for the purchase of 5,350,000 shares of the Company's common stock were exercisable. The warrants outstanding and exercisable have exercise prices ranging from $0.50 to $7.50 per share.

Issuance of stock
-----------------

In April 2001, the Company issued a total of 289,166 shares of its common stock as a prepayment for legal, investment banker, and insurance services totaling $150,000. The services will be provided to the Company over two years and related expenses will be recognized over the periods in which the services are received.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
----------------------

In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as our sales manager due to demotions and pay cuts based on differential treatment based on his race and color. We have responded to the request for information from the Labor Commission and have stated that we believe the former employee was treated fairly while employed by the Company. At this time, the former employee has not identified any specific remedy and we are awaiting further action.

In April 2001, one of the Company's former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES - Continued

Threatened litigation- Continued
--------------------------------

The vendor seeks approximately $65,000 plus interest. The Company is defending the claim and believes the amount should be reduced based upon the vendor's performance and other disputes. The Company has filed an answer to
the complaint and further litigation is pending.   The Company has recorded
amounts in the consolidated financial statements representing its estimated liability for this matter. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint, if any.

Although no formal proceedings have been instituted, we are aware of a threatened copyright infringement claim by Business Software Alliance. Management believes there is no legal basis for the claim and is determining the proper course of action at this time.

As previously discussed, in March 2001, Logio, Inc., a subsidiary of Pacific WebWorks, Inc., was unable to make payment on some of its capital lease obligations. Logio, Inc. transferred the equipment back to the vendor in May of 2001. The default on these and other capital lease obligations totals $440,174. These leases have been classified as current liabilities in accordance with the terms of default under the lease agreements. The creditor has filed a complaint pursuant to the default and seeks the full amount of the default plus legal fees.

The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

Consulting contract - European exchanges
----------------------------------------

In March 2001, the Company entered into a consulting services agreement with a corporation. The agreement provides for, among other things, public relations services related to the European financial exchanges for six months of service. The cost of the services totals $150,000 and has been prepaid by the Company in February and March 2001 and is recognized ratably over the period in which services are received. As of June 30, 2001, $100,000 has been recorded as investor relations expense related to this agreement.

Other
-----

In June 2001, the Company received notice from a leasing company that funded customer purchases and placed them on a payment plan during 2000 that leases for any customer lease documentation issued to the customer incomplete would be charged back to the Company. Lease documentation was processed by third parties for World Commerce Network and the Company is unable to estimate the extent of incomplete documentation, if any, as of June 30, 2001.

               Pacific WebWorks, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001
                             (Unaudited)

NOTE 11 - SUBSEQUENT EVENT

As of July 16, 2001, the Company's registration statement (Form SB-2, as amended) became effective with the Securities and Exchange Commission. Pursuant to the unit purchase agreement discussed in Note 8, a total of $1,600,000 was released from escrow as follows: a total of $1,214,000 of notes payable and interest to shareholders was paid in full as held in escrow, $10,000 was paid to the escrow agent for services rendered and the remaining $376,000 was funded to the Company.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

      We and our subsidiaries are engaged in the development and distribution of web tools software, electronic business storefront hosting and Internet payment systems for individuals and small to mid-sized businesses. We have a limited operating history and have sustained losses since our inception. However, we have taken steps to reduce our burn rate, including reduction in personnel, relocation to lower-cost office facilities and other expense reduction activities. Cash from our current sales channels is insufficient to support our existing operations; but management believes that the sales channels we are currently developing will provide sufficient revenues by the fiscal year end to support our operations. Sales projections are expected to remain down throughout fiscal year 2001 due to the alteration of our short-term goals and our overall sales and marketing strategy.

Acquisitions

      On April 4, 2000 we completed the acquisition of IntelliPay, Inc., a Delaware corporation, as a wholly owned subsidiary. In an arms length transaction, Pacific WebWorks issued 2,400,000 common shares, valued at $4,320,000, in a stock-for-stock exchange for 1,000 shares of IntelliPay. The acquisition was accounted for under the purchase method of accounting. Accordingly, IntelliPay's results of operation have been included with Pacific WebWorks from the closing date in April 2000 and its consolidated assets and liabilities have been recorded at their fair values on the same date.

      Pacific WebWorks and U.S. Merchant Systems, Inc., a major customer during fiscal year 1999, formed World Commerce Network, LLC, in December of 1999 as a joint venture. Originally, we held a 50% interest in World Commerce, which was held on the equity method of accounting. In March 2000 we completed the acquisition of an additional 1% interest in World Commerce for 4,663 shares of Pacific WebWorks common stock, valued at $9,180, which then gave us a 51% total interest. In the third quarter of 2000, we determined that we would acquire the remaining 49% of World Commerce. We and U.S. Merchant Systems agreed to complete our scheduled seminars and then we would assume the outstanding ownership of World Commerce held by US Merchant Systems and continue forward with World Commerce operations. As a result we acquired the remaining 49% interest for $100 in August 2000. The operations of World Commerce are consolidated with our financials statements as a wholly owned subsidiary of Pacific WebWorks. World Commerce discontinued seminar marketing activities in June 2000.

      In February 2001 we completed the acquisition of Logio, Inc., a development stage Nevada corporation. We acquired Logio in an arms length transaction by issuing approximately 2.8 million shares of our common stock for 18,425,830 shares of Logio common stock. This transaction was valued at approximately $2,447,200. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Logio's results of operation are included with ours from the closing date and its consolidated assets and liabilities are recorded at their fair values at the same date. Logio temporarily discontinued its development and operations of its Internet products in October 2000 due to funding constraints and the pending acquisition by Pacific WebWorks.

Results of Operations

      The following discussions are based on the consolidated financial statements included with this report of Pacific WebWorks and its wholly owned subsidiaries, IntelliPay, World Commerce and Logio. Comparisons are presented for the three (the second quarter) and six month periods ended June 30, 2001 and 2000.

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

      Net revenues increased $514,048 for the six month period ended June 30, 2001 compared to the June 30, 2000 period; however, net revenues decreased $464,950 for the second quarter ended June 30, 2001 compared to the same quarter in 2000. The increase for the six month period was primarily the result of the addition of hosting and maintenance fees to our revenue sources and continued recognition of up-front fees derived from seminars conducted during 2000. The decrease in net revenues for the second quarter of 2001 compared to the second quarter 2000 resulted from the decrease in revenues from software, access and license fees. Such fees were lower in the 2001 second quarter compared to the 2000 second quarter due to our shift in business strategy in June 2000 from seminars to building our customer base from hosting services.

      Cost of sales and gross profits. These include costs of merchant accounts, shipping and fulfillment costs, and other third party products and services. Cost of sales increased $259,616 and $97,607 for the 2001 six month period and the 2001 second quarter, respectively, compared to the same periods in 2000. Gross profits increased $254,432 for the 2001 six month period as a result of increased revenues, where gross profits decreased $562,557 for the 2001 second quarter compared to the 2000 second quarter due to decreased revenues in the 2001 second quarter.

      Total operating expenses. Total operating expenses decreased $718,448 in the 2001 six month period compared to the 2000 six month period and increased $10,542 in the 2001 second quarter compared to the 2000 second quarter. The decrease in the six month period was primarily the result of decreases in selling expenses, research and development and general and administrative expenses. Management reduced these expenses through personnel reductions, pay cuts, elimination of costly seminars and relocation of our offices. However, the decrease in operating expenses was offset by compensation expense attributed to options and warrants earned by employees, directors and consultants, along with impairment losses, which are discussed below. The 2001 second quarter increase in total operating expenses was primarily due to impairment losses related to certain of our subsidiaries which exceeded the overall reduction in selling, research and development and general and administrative expenses.

      Selling expenses.   Selling expenses consist of both sales and marketing
expenses, including department salaries and benefits, advertising, seminar costs, and commissions paid to resellers. Our selling expenses decreased $3,432,023 for the 2001 six month period and $2,220,422 for the 2001 second quarter compared to the 2000 periods. The decrease is selling expenses occurred due to discontinuing our seminar marketing program, management in this department taking pay cuts of approximately 37.5%, implementation of a hire and raise freeze, and reduction in personnel in this department from fifteen to four employees. The cessation of the seminar marketing program eliminated printing and mailing costs, travel expenses, show crew costs, hotel ballroom rental and other costs associated with the seminars.

      Research and development expenses. Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $143,323 and $205,302 for the 2001 six month period and second quarter, respectively, as
compared to the 2000 comparable periods.   The decrease resulted primarily
from personnel reductions from sixteen to five engineers.

      General and administrative expense. General and administrative expenses consist of all finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $680,739 and $424,207 for the 2001 six month period and second quarter, respectively, compared to the same time
periods in 2000.   The decreases were due to management taking pay cuts of
approximately 12.5% in the 2001 six month period, implementation of a hire and raise freeze, reduction in personnel from nine to seven, limits placed on travel, automation of certain administrative and financial processes and moving our offices to a less expensive office building.

      Depreciation and amortization. These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses increased $794,358 in the 2001 six month period and increased $252,779 for the 2001 second quarter compared to the 2000 time periods due to the consolidation of Logio beginning in February 2000.

      Compensation expense for options and warrants. These expenses relate to stock options earned by employees, directors and consultants. We granted options to employees in September 2000 and the strike price of these options was less than the fair value on the date of grant, creating intrinsic value. We recognized the expense of these options over the one-year vesting period and recorded $25,800 for the 2001 six month period. We also recognized $29,179 of compensation expense related to the fair value over the period earned of one million warrants granted to a consultant.

      Impairment loss. As of June 30, 2001, as a result of certain events and management's assessment of impaired assets, we recorded $911,532 in losses related to impairment of long-lived assets in Logio and $1,776,768 in losses related to impairment of goodwill for Logio and World Commerce for the 2001 six month period. (See, "Liquidity and Capital Resources," below, for details of the impairment losses.) Accordingly, for the 2001 second quarter we recorded losses of $788,847 related to impairment of long-lived assets in Logio and $1,776,768 in losses related to impairment of goodwill for Logio and World Commerce.

      Total other income (expense). Total other expenses increased $89,758 and $67,105, respectively, for the 2001 six month period and the 2001 second quarter compared to the 2000 periods. Interest expense related to $1.2 million in notes payable and losses on the sale or abandonment of assets related to Logio were the primary reasons for the increase.

      Net Loss. Our net loss decreased $883,122 in the 2001 six month period compared to the same period in 2000; however, the net loss increased $640,204
in the 2001 second quarter compared to the 2000 second quarter.   The six
month period net loss decrease is primarily the result of management's steps to shift our business model with the intent to become cash flow positive and to generate profits. However, the impairment losses for the 2001 periods reduced the overall cost reductions. We recorded a net loss per common share of $0.21 for the 2001 six month period compared to $0.41 for the 2000 six month period. For the 2001 second quarter the impairment losses combined with reduced revenues due to the change in our sales and marketing plan resulted in a net loss increase compared to the 2000 second quarter.

Liquidity and Capital Resources

      At June 30, 2001, we had $53,802 cash on hand with total current assets of $494,082 compared to $163,801 cash on hand with total current assets of $698,784 at December 31, 2000. Total current liabilities were $3,226,731 for the second quarter of 2001 compared to $3,282,184 at December 31, 2000. Notes payable to related parties accounted for $1,200,000, or 37.2%, of total current liabilities. Capital leases in default, past due payables and bank overdraft accounted for $759,516, or 23.5%, of total current liabilities. Deferred revenue, which has been deferred in accordance with SAB101 and recognized on a ratable basis over the period the service revenues are earned, represented $242,926, or 7.5%, of total current liabilities as of June 30, 2001, compared to 55.2% as of December 31, 2000. Our accumulated deficit totaled $11,879,131 as of June 30, 2001, and we had negative working capital totaling $2,732,649.

      Net cash used in operating activities for the 2001 six month period was $932,723. Net cash used in investing activities for the period was $52,657, which was primarily used for fixed assets additions. Net cash provided by financing activities was $875,381, with $900,000 provided from the issuance of notes payable. These notes payable have varying interest rates ranging from 13% to 15% and are due upon the earlier of our receipt of $2 million in equity funding or certain dates ranging from June 1, 2001 to October 4, 2001. These notes were paid in full in July 2001.

      As of the year ended December 31, 2000, management had decided as a cost saving measure to discontinue the seminar marketing activities of World Commerce. Prior to our acquisition of Logio, its management had temporarily ceased its corporate development and operations of its Internet products. Our management intended to revisit the operations of these subsidiaries, but due to market forces and cash flow shortages decided it was in our best interest to focus our immediate attention on our core business of Pacific WebWorks and IntelliPay. As a result, Logio was unable to satisfy its obligations under certain notes payable and capital leases. Accordingly, we have recorded impairment losses for the 2001 six month period of $911,532 related to Logio's return of hardware to a vendor in May 2001, cash down payments made by Logio under agreements which are in default and other losses related to equipment and software. In addition, $1,776,768 in losses were related to impairment to goodwill for Logio and World Commerce.

      During fiscal year 2000 we entered into agreements with the holders of a majority of our debt to convert those debts into equity. In June 2000 we converted notes payable with interest of $2,037,536 into 1,440,000 common shares of which 400,000 common shares were converted for $1,000,000 along with warrants for the purchase of an additional 600,000 common shares at strike prices ranging from $5.00 to $7.50 per share. Then in September 2000 we converted a $600,000 note payable to 600,000 common shares. As of January 31, 2001, we had notes payable of $250,000, including principal and interest. During the first and second quarter of 2001, we borrowed additional funds resulting in $950,000 of principal and interest resulting in $1.2 million of outstanding debt with accrued interest, which was due and payable to various parties.

        In May 2001 we agreed to sell 4,000,000 units at $.40 per unit for $1,600,000 to four accredited investors. Each unit consisted of one common share and a warrant to purchase one common share. Pursuant to the agreement, the shares were issued in a private placement into escrow and the $1.6 million was also placed in escrow. Three of the investors assumed our $1.2 million of outstanding debt taking new notes payable with 15% interest and payable on the earlier of September 20, 2001, or at such time as we received up to $1 million in equity financing. These notes payable were also placed in the escrow. Subsequently, in July 2001, $1.6 million was released from the escrow which paid in full $1,214,000 of notes payable with interest, $10,000 was paid to the escrow agent and the remaining $376,000 was funded to Pacific WebWorks.

      During the 2001 second quarter we sold units for cash and granted warrants to purchase shares, which may provide additional sources of funding. In April 2001 we agreed to issue warrants to Columbia Financial Group to purchase 1,000,000 shares of our common stock at an aggregate exercise price of $625,000 in exchange for their services to us for one year. Portions of the warrants vest on a predetermined time schedule and the warrants expire in April 2006. In May 2001 we sold 4,000,000 units to four accredited investors and each unit included a warrant to purchase one common share at an exercise price of $0.80 per share, expiring May 30, 2003. As a result of these and previous transactions, as of June 30, 2001, we had outstanding warrants to purchase 5,850,000 common shares which may result in maximum proceeds of $7,450,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration through April 2006.

      Our shift in business strategy resulted in decreased cash inflow. As a result of our marketing and sales strategies shifting away from costly seminars to business development during the fourth quarter 2000, our monthly cash inflow remained down in the 2001 second quarter. We have payables past due and accrued liabilities that, cumulatively, cannot be paid with cash on hand or monthly cash flows. Thus, we require additional funding sources to meet the requirements on our existing liabilities and the liabilities of our subsidiaries.

      We continue to fund our operations with loans and the sale of unregistered stock where cash flows fall short of requirements. While we have taken steps to reduce our monthly burn rate and move to become cash flow positive, we believe we will need an additional $1 million to $3 million into 2002 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

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

Factors Affecting Future Performance

 .      We may not be able to obtain additional funds on acceptable terms.  If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, which could have a material adverse effect on us.

 .      Wide scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

 .      We currently are unable to finance our operations through our generated revenues. Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to mature, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

 .      We face intense competition that may slow our growth and force our prices down. We expect this competition to intensify in the future, with new competitors, and competitive services and products regularly entering the market. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

 .      We may experience software defects and development delays, damaging customer relations. Or we may experience breakdowns or unauthorized entry into our hosting services, infrastructure or payment processing system, harming our business. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.

 .      Breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

 .      We depend upon our proprietary rights, none of which can be completely safeguarded against infringement. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe upon the proprietary rights of others, thereby exposing us to significant liability and/or damages.

 .      To the extent we rely upon confidential information to maintain our competitive position, other parties may independently develop the same or similar information.

 .      Our stock price is volatile.  The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors and these broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

                      PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      In June 2001 Sunrise International Leasing Corporation, a Minnesota corporation and assignee of Sun Microsystems Finance, filed a complaint in the Fourth District Court, County of Hennepin, of the State of Minnesota related to the default under the equipment lease agreement between Logio and Sun Microsystems. Sunrise International is seeking damages of $444,589.40 and costs and reasonable attorney fees. Logio intends to answer the complaint and will attempt to negotiate a settlement of this matter. Further action on the part of Logio will be largely determined by the outcome of these settlement discussions.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

      The following discussion describes all securities sold without registration by Pacific WebWorks from April 1, 2001 through a recent date.

      On April 16, 2001, we issued an aggregate of 289,166 common shares in consideration for services rendered. We issued 130,000 common shares to Mutual Ventures Corporation for business services valued at $65,000; we issued 20,000 shares to Daniel W. Jackson, an attorney, for legal services valued at $10,000; and 139,166 common shares to Universal Business Insurance for insurance products and services valued at $83,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On April 25, 2001, we granted warrants to purchase an aggregate of 1,000,000 common shares, valued at approximately $170,000, to Columbia Financial Group in consideration for investor relations services. The warrants allow for the purchase of 500,000 common shares at an exercise price of $0.50 and 500,000 common shares at an exercise price of $0.75. The warrants may be exercised through April 2006. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On May 30, 2001, we agreed to sell 4,000,000 units to four accredited investors, AMCAN Services, Inc., Pacific First National, Inc., State Management Associates L.C., and TST Corporation, for $1,600,000. Each investor purchased 1,000,000 units for $400,000. A unit consists of one common share and a warrant, which expires on May 30, 2003, to purchase one common share at an exercise price of $0.80. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      In connection with each of these isolated issuance's of our securities, we believe that each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

      We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.
    -----------------

Exhibit
Number            Description
--------          -----------
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

3.1 Articles of Incorporation Asphalt Associates, Inc. (Incorporated by reference to exhibit No. 3.1 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

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

10.10 Lease Agreement between Logio and Sun Microsystems Finance, as amended.

10.11 License Agreement between Logio and Oracle Corporation, as amended.


10.12 Consultant Agreement between Pacific WebWorks and Columbia Financial Group, Inc., dated April 25, 2001 (incorporated by reference to exhibit 10.12 to Post-effective Amendment to Form S-1 filed June 19, 2001)

10.13 Unit Purchase Agreement between Investors and Pacific WebWorks, dated May 30, 2001 (incorporated by reference to exhibit 10.13 to Post-effective Amendment to Form S-1 filed June 19, 2001)

10.14 Registration Rights Agreement between Pacific WebWorks and the Investors (incorporated by reference to exhibit10.14 to Form SB-2, as amended, filed June 28, 2001)


(b)  Reports on Form 8-K.
     --------------------

      On July 26, 2001 we filed an amendment to a report on Form 8-K originally filed on July 23, 2001, under Item 5 regarding the effective date of our Post-effective Amendment No. 3 to our Form S-1.

      On July 16, 2001 we filed a report on Form 8-K under Item 5 regarding the effective date of our Registration Statement on Form SB-2.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pacific WebWorks, Inc.


         8/3/2001                    /s/ Christian R. Larsen
Date: __________________         By: _____________________________________
                                     Christian R. Larsen, President and
                                     Director


      August 3, 2001                 /s/ Kenneth W. Bell
Date:___________________         By: _____________________________________
                                     Kenneth W. Bell, C.E.O. and Director


      August 3, 2001                 /s/ Thomas R. Eldredge
Date: __________________         By: _____________________________________
                                     Thomas R. Eldredge, Chief Financial
                                     Officer and Secretary/Treasurer