Form 10-Q
period 2001-09-30
PACIFIC WEBWORKS INC
filed 2001-11-13
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

     As of November 1, 2001 the Registrant had a total of 22,826,688 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion And Analysis of Financial Condition
         And Results of Operations........................................16

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......21

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................21

Item 2:  Changes in Securities and Use of Proceeds........................21

Item 6:  Exhibits and Reports filed on Form 8-K.......................... 22

Signatures................................................................23




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                  September 30,  December 31,
                                                      2001           2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                       $    255,611  $    163,801
  Receivables
    Trade, less allowance for doubtful receivables     136,560       257,492
    Employee                                             2,096         2,469
  Prepaid expenses                                     252,475       275,022
                                                  ------------- -------------

     Total current assets                              646,742       698,784
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                    331,801       374,259

OTHER ASSETS                                         3,256,009     4,331,979
                                                  ------------- -------------

                                                  $  4,234,552  $  5,405,022
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long- term capital leases    $      1,410  $      2,425
  Capital leases in default                            440,174             -
  Payables past due                                    295,576             -
  Overdraft in bank                                     23,766             -
  Accounts payable                                     331,165       611,950
  Accrued liabilities                                  300,235       193,161
  Other current liabilities                            228,058       197,048
  Deferred revenue                                     156,749     1,811,020
  Notes payable                                        216,580       216,580
  Notes payable - related parties                            -       250,000
                                                  ------------- -------------

     Total current liabilities                       1,993,713     3,282,184

Long-term capital lease obligations                          -           670

STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 22,826,688
   in 2001 and 15,008,000 in 2000                       22,827        15,008
  Additional paid-in capital                        14,874,633    10,153,603
  Accumulated deficit                              (12,656,621)   (8,046,443)
                                                  ------------- -------------

     Total stockholders' equity                      2,240,839     2,122,168

                                                  $  4,234,552  $  5,405,022
                                                  ============= ==============







 The accompanying notes are an integral part of these statements.




                    Pacific WebWorks, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Nine months ended          Three months ended
                                                        September 30,              September 30,
                                                     2001          2000          2001         2000
                                                ------------- ------------- ------------- -------------
Revenues, net
  Software, access and license fees             $  1,682,762  $  2,913,515  $    121,886  $  1,509,443
  Hosting and maintenance fees                       827,624       311,419       330,732       160,067
  Training, design and other                          65,363        48,574        18,244        13,159
                                                ------------- ------------- ------------- -------------
                                                   2,575,749     3,273,508       470,862     1,682,669

Cost of sales                                        435,394       549,067        79,416       238,804
                                                ------------- ------------- ------------- -------------

     Gross profit                                  2,140,355     2,724,441       391,446     1,443,865

Selling expenses                                     498,128     4,503,581       164,372       737,804
Research and development                             343,164       645,372        88,087       246,972
General and administrative                         1,313,460     1,918,994       389,445       528,141
Depreciation and amortization                      1,540,941       730,052       365,556       349,024
Compensation expense for options and warrants        188,782             -       133,803             -
Impairment loss - goodwill and other
  long-lived assets                                2,688,300             -             -             -
                                                ------------- ------------- ------------- -------------

     Total operating expenses                      6,572,775     7,797,999     1,141,263     1,861,941
                                                ------------- ------------- ------------- -------------

     Loss from operations                         (4,432,420)   (5,073,558)     (749,817)     (418,076)
                                                ------------- ------------- ------------- -------------
Other income (expense)
  Loss on sale or abandonment of assets              (69,319)            -             -             -
  Interest and other income                            5,493             -           181             -
  Interest expense                                  (106,036)     (100,553)      (19,958)      (40,226)
  Other expenses                                      (7,896)            -        (7,896)            -
                                                ------------- ------------- ------------- -------------

                                                    (177,758)     (100,553)      (27,673)      (40,226)
                                                ------------- ------------- ------------- -------------

     NET LOSS                                   $ (4,610,178) $ (5,174,111) $   (777,490) $   (458,302)
                                                ============= ============= ============= =============

Net loss per common share - basic and diluted   $      (0.23) $      (0.41) $      (0.03) $      (0.03)

Weighted-average number of shares outstanding
  - basic and diluted                             19,927,725    12,504,532    22,693,355    14,267,212
                                                ============= ============= ============= =============






       The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                    For the
                                                                  nine months
                                                               ended September 30,
                                                               2001           2000
                                                           ------------- -------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
   Net loss                                                $ (4,610,178) $ (5,174,111)
   Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation & amortization                             1,540,941       730,051
      Issuance of options and warrants for compensation         188,782             -
      Impairment loss                                         2,688,300             -
      Bad debt expense                                           55,000        18,000
      Loss on sale or abandonment of property and equipment      69,319             -
      Loss on investment                                              -        25,000
      Other adjustments                                          34,661             -
   Changes in assets and liabilities
    (Net of effects of acquisitions)
        Receivables                                              69,474       (95,021)
        Prepaid expenses and other assets                       541,169      (346,018)
        Accounts payable and accrued liabilities                (32,244)       71,071
        Deferred revenue                                     (1,654,271)    2,719,588
                                                           ------------- -------------

        Total adjustments                                     3,501,131     3,122,671

        Net cash used in operating activities                (1,109,047)   (2,051,440)
                                                           ------------- -------------

Cash flows from investing activities
  Purchases of property and equipment                           (78,319)     (244,150)
  Proceeds from sale of property and equipment                   14,412             -
  Cash paid for deposits                                              -          (500)
  Cash acquired in acquisitions                                   5,058         9,718
                                                           ------------- -------------

        Net cash used in investing activities                   (58,849)     (234,932)
                                                           ------------- -------------
Cash flows from financing activities
  Overdraft in bank                                              23,766             -
  Proceeds from issuance of notes payable                       900,000       597,446
  Cash received for contributed capital                           1,475             -
  Net proceeds from issuance of stock                           376,000     1,625,945
  Principal payments of long-term obligations                   (41,536)      (18,873)
                                                           ------------- -------------

        Net cash provided by financing activities             1,259,705     2,204,518
                                                           ------------- -------------

        Net increase decrease in cash and cash equivalents       91,809       (81,854)

Cash and cash equivalents at beginning of period                163,801       153,898
                                                           ------------- -------------

Cash and cash equivalents at end of period                 $    255,611  $     72,044
                                                           ============= =============
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $     63,227  $     98,715
    Cash paid for income taxes                                        -             -
Non-cash financing activities:
    Issuance of common stock for prepaid services,
       deposit and rent                                    $    488,600  $          -
    Purchase of Logio subsidiary for stock                    2,450,000             -
    Retired debt through escrow                               1,214,000             -
    Prepaid insurance for stock                                  70,000             -






 The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2001
                           (Unaudited)


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

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2001
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets as of the adoption date, annually thereafter, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company estimates that the effect of ceasing the amortization of goodwill related to SFAS 142 will be material to the company's financial statements subsequent to the adoption date. The Company amortizes approximately $906,000 annually of goodwill for its Intellipay subsidiary. The Company has not yet determined what effect, if any, the impairment test of goodwill and other intangible assets will have on the Company's results of operations and financial position. The Company does not believe that SFAS 141 will have a material impact on its financial position and results of operations.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2001
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Recently Issued Accounting Pronouncements- Continued
----------------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The Company is evaluating the impact of this pronouncement on its financial position and results of operations in future filings.

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $1,109,046 and $2,051,440 during the nine-month periods ended September 30, 2001 and 2000, respectively and $2,100,149 during the year ended December 31, 2000. The company had negative working capital of $1,346,971 at September 30, 2001 and $2,583,400 at December 31, 2000. As a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

The Company is working through various matters related to disputes with a vendor and an employee claim, which may impact its cash position (see Note
10).

During the nine months ended September 30, 2001, the Company has taken steps to reduce its burn rate in order to meet its monthly cash requirements from operations with its reoccurring monthly cash revenues. This has been accomplished through a reduction in personnel, relocation to lower-cost office facilities and other expense reduction activities. The Company has also focused its immediate attention to the operations and growth of its core business units: Pacific WebWorks, Inc. and Intellipay, Inc. In the course of these activities, the Logio, Inc. subsidiary, which had temporarily ceased development and operations of its Internet products, became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, Logio's most significant creditor obtained possession of the equipment under its lease agreements in May of 2001. These events have caused impairments related to the loss of the equipment under capital leases, other long-lived assets related to the equipment and the goodwill of the subsidiary to be recorded during second quarter 2001 (see Note 5). Impairment losses recorded for these events and the

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2001
                           (Unaudited)


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY - Continued

assessment of impairment in the World Commerce Network subsidiary resulted in $2,688,300 of impairment losses for the nine months ended September 30, 2001.

In May of 2001, the Company entered into a stock purchase agreement with certain of its existing shareholders and other entities pursuant to the sale of 4,000,000 shares of its common stock and warrants for $1,600,000 (see Note
8). The funding was used to retire certain debt and is being used to support operations.

The Company expects to generate positive cash flows from operations through continued burn rate reduction and our business development and sales activities. The Company's cash requirements in excess of monthly cash inflows until this point will be funded primarily by the net cash received from our June offering (see Note 8). Further equity placements and debt issuance may be required to support operations and to pay existing liabilities of the Company.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - ACQUISITION OF LOGIO, INC.

On February 8, 2001, Pacific WebWorks completed its acquisition of Logio, Inc., a development stage company, in a stock-for-stock exchange. Pacific WebWorks exchanged 2,800,000 shares of its common stock for 18,425,830 shares of common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Goodwill totaling $1,855,388 began to be amortized over three years and approximately $242,967 was amortized for the period from acquisition to June 30, 2001. The Company's goodwill related to the acquisition of Logio has been impaired in second quarter 2001 (see Notes 2 and 5). Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to June 30, 2001 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:   September 30,  December 31,
                                                     2001          2000
                                                 ------------- -------------
          Computer Equipment                     $    421,898  $    332,714
          Equipment                                    83,781        96,833
          Software                                     83,641        74,342
          Furniture and Fixtures                       93,672        72,090
          Leasehold Improvements                            -         6,667
                                                 ------------- -------------
                                                      682,992       582,646
          Less Accumulated Depreciation              (351,191)     (208,387)
                                                 ------------- -------------
                                                 $    331,801  $    374,259
                                                 ============= =============

Impairment charges totaling $911,532 were recorded in Logio, Inc. during the nine months ended September 30, 2001 representing equipment under capital lease agreements under default, primarily returned to hardware vendors, cash down payments and related equipment and software. Loss on sale or abandonment of property and equipment totals $69,319 for the nine months ended September 30, 2001.

NOTE 5 - OTHER ASSETS

Other assets include the following:              September 30, December 31,
                                                       2001       2000
                                                 ------------- -------------

          Goodwill                               $  6,628,642  $  4,773,255
          Acquired technology                         824,480       824,480
          Other                                        19,250        20,258
                                                 ------------- -------------
                                                    7,472,372     5,617,993
                                                 ------------- -------------
          Accumulated amortization                 (2,439,595)   (1,286,014)
          Impairment losses                        (1,776,768)            -
                                                 ------------- -------------

                                                 $  3,256,009  $  4,331,979
                                                 ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)


NOTE 6 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:     September 30,  December 31,
                                                       2001          2000
                                                 -------------- -------------

          Payroll related liabilities            $     164,127  $    139,096
          Interest payable                              48,940        14,192
          Reseller commissions                          55,490        39,400
          Contingent liabilities                        30,000             -
          Other                                          1,678           473
                                                  ------------- -------------

                                                  $    300,235  $    193,161
                                                  ============= =============

Payroll related liabilities totaling $140,240 at September 30, 2001 includes approximately $85,000 in estimated taxes, penalties and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc.

Other current liabilities consist of estimated returns and chargebacks from a leasing company that funded customer purchases and placed them on a payment plan during 2000. The Company is responsible for recourse on leases on which customers have not made first payment. Estimated chargebacks and other estimated returns and refunds approximates $228,058 at September 30, 2001 and $197,000 at December 31, 2000 for all companies under consolidation. The Company makes an effort to further collect all amounts that have fallen under recourse with the leasing company.

NOTE 7 - PAYABLES AND CAPITAL LEASES IN DEFAULT

In March 2001, Logio, Inc., a subsidiary of Pacific WebWorks, Inc., was unable to make payment on some of its capital lease obligations. Logio, Inc. transferred the equipment back to the vendor in May of 2001. The default on these and other capital lease obligations, approximating $440,000 at September 30, 2001, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and equipment. The leases expire through December 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)



NOTE 8 - RELATED PARTY TRANSACTIONS

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

In mid July, the Securities and Exchange Commission notified the Company that its registration statement (Form SB-2, as amended) would become effective. Pursuant to the unit purchase agreement, a total of $1,600,000, representing a $0.40 per unit sales price, was released from escrow as follows: a total of $1,214,000 of notes payable and interest to shareholders was paid in full as held in escrow, $10,000 was paid to the escrow agent for services rendered and the remaining $376,000 was funded to the Company. The fair value of the common stock component of each unit was $0.32 and the warrant component of each unit was valued at $0.10 each using the Black Scholes valuation model. The remaining $0.02 in value given per unit in excess of value received has been recorded in the operating statement under compensation for warrants totaling $77,134 during the third quarter 2001.

NOTE 9 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of September 30, 2001

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)


NOTE 9 - STOCKHOLDERS' EQUITY - Continued

Equity Incentive Plan- Continued
--------------------------------

During the nine months ended September 30, 2001, the Company granted options as follows:

In February 2001 the Company granted 195,252 options, each representing one share of the Pacific WebWorks, Inc. common stock to employees and directors. The options have exercise prices of $0.87 per share, representing the fair market value of the common stock on the date of grant. The options are fully vested and expire through February 2011.

On April 4, 2001, the Company granted a total of 3,055,000 options, each representing one share of Pacific WebWorks, Inc. common stock to employees and directors. The options have exercise prices of $0.75, representing the fair value of the stock on the date of grant, expire through April 2011 and vest 1/6 on the day of grant and 1/6 every six months through October 4, 2001.

As of September 30, 2001, approximately 3,839,000 options were outstanding at exercise prices ranging from $0.75 to $3.53 per share and approximately 1,745,000 options were exercisable at prices ranging from $0.75 to $3.53 per share. Options forfeited during the nine months ended September 30, 2001 approximate 103,000 at exercise prices ranging from $0.75 to $3.53 per share.

Granting of warrants
--------------------

On April 25, 2001, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 500,000 warrants were issued at an exercise price of $0.50 per share under the terms of the agreement and 500,000 were issued at an exercise price of $0.75 per share for a total of 1,000,000 warrants granted under this agreement. Vesting of the warrants commences as follows: 25% immediately, 25% on July 1, 2001 and 50% on November 1, 2001. Deferred consulting charges related to this agreement approximate $175,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract will be performed through April 25, 2002 and the fair value of the warrants are recognized ratably over the service period. The agreement terminates in April of 2002 when the services are completed.

As discussed in Note 8, warrants to purchase 4,000,000 shares, valued at $0.10 each were granted in an equity offering at an exercise price of $0.80 per share.

As of September 30, 2001, warrants for the purchase of 5,850,000 shares of the Company's common stock were outstanding and warrants for the purchase of 5,350,000 shares of the Company's common stock were exercisable. The warrants outstanding and exercisable have exercise prices ranging from $0.50 to $7.50 per share.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)



NOTE 9 - STOCKHOLDERS' EQUITY - Continued

Issuance of stock
-----------------

In August 2001, the Company issued a total of 200,000 shares of its common stock as a prepayment for certain insurance services totaling $70,000. The services will be provided and related expenses will be recognized over the one-year period in which the services are to be received by the Company.

As discussed in Note 8, common stock totaling 4,000,000 shares, valued at $0.32 each, were issued in an equity offering.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------

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

Although no formal proceedings have been instituted, we were aware of a threatened copyright infringement claim by Business Software Alliance. The Company settled this matter out of court for $5,000 in August 2001.

As previously discussed, in March 2001, Logio, Inc., a subsidiary of Pacific WebWorks, Inc., was unable to make payment on some of its capital lease obligations. Logio, Inc. transferred the

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001
                           (Unaudited)


NOTE 10 - COMMITMENTS AND CONTINGENCIES - Continued

Threatened litigation- Continued
--------------------------------

equipment back to the vendor in May of 2001. The default on these and other capital lease obligations totals $440,174. These leases have been classified as current liabilities in accordance with the terms of default under the lease agreements. The creditor filed a complaint pursuant to the default seeking the full amount of the default plus legal fees. This matter was dismissed without prejudice in the State of Minnesota on September 24, 2001

The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

Other
-----

In June 2001, the Company received notice from a leasing company that funded customer purchases and placed them on a payment plan during 2000 that certain leases could be charged back to the Company. Lease documentation was processed by third parties for World Commerce Network and the Company is unable to estimate the extent of incomplete documentation, if any, as of September 30, 2001.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
Overview

       We and our subsidiaries are engaged in the development and distribution of web tools software, electronic business storefront hosting and Internet payment systems for individuals and small to mid-sized businesses. In April 2001 our management implemented a wholesale distribution strategy in which we discontinued our internal sales operations and focused on wholesaling to distributors and retailers.

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

       In February 2001 we completed the acquisition of Logio, Inc., a development stage Nevada corporation. We acquired Logio in an arms length transaction by issuing approximately 2.8 million shares of our common stock for 18,425,830 shares of Logio common stock. This transaction was valued at $2,447,200. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Logio's results of operation are included with ours from the closing date and its consolidated assets and liabilities are recorded at their fair values at the same date. Logio temporarily discontinued its development and operations of its Internet products in October 2000 due to funding constraints and the pending acquisition by Pacific WebWorks.

Results of Operations

       The following discussions are based on the consolidated financial statements included with this report of Pacific WebWorks and its wholly owned subsidiaries, IntelliPay, World Commerce and Logio. Comparisons are presented for the three (the third quarter) and nine month periods ended September 30, 2001 and 2000.

       Net revenues. We receive revenues primarily from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed.

       Net revenues decreased $679,759 for the nine month period ended September 30, 2001, compared to the September 30, 2000 period. Net revenues decreased $1,211,807 for the third quarter ended September 30, 2001 compared to the same quarter in 2000. The decrease for the three and nine month period was primarily the result of discontinued seminar marketing, which resulted in a decrease in sales of software, access and license fees. We expect our sales for software, access and license fees to continue to decrease through the fourth quarter of 2001 as a result of our change in sales plan. We anticipate this decrease of these sales to level off in the first quarter of 2002. Our sales recorded for hosting and maintenance fees are expected to increase incrementally in the future as a result of our new sales and distribution model.

       Cost of sales and gross profits. These include costs of merchant accounts and fulfillment costs, support and other third party products and services. Cost of sales decreased $113,673 for the 2001 nine month period and decreased $159,388 for the 2001 third quarter, respectively, compared to the same periods in 2000. The cost of sales decrease in the 2001 three and nine month periods was primarily related to personnel reductions and streamlined operations. Gross profits decreased $584,086 for the 2001 nine month period and decreased $1,052,419 for the 2001 third quarter compared to the 2000 periods due to decreased revenues in these periods.

       Total operating expenses. Total operating expenses decreased $1,225,224 in the 2001 nine month period compared to the 2000 nine month period and decreased $720,678 in the 2001 third quarter compared to the 2000 third quarter. The decrease in the nine month period was primarily the result of decreases in selling expenses, research and development and general and administrative expenses. Management reduced these expenses through personnel reductions, pay cuts, the elimination of costly seminars and the relocation of our offices. However, the decrease in operating expenses was offset by compensation expense attributed to options and warrants earned by employees, directors and consultants, along with impairment losses, which are discussed below. The 2001 third quarter decrease in total operating expenses was primarily due to overall reduction in selling, research and development and general and administrative expenses.

       Selling expenses.   Selling expenses consist of both sales and
marketing expenses, including department salaries and benefits, advertising, seminar costs, and commissions paid to resellers. Our selling expenses decreased $4,005,453 for the 2001 nine month period and $573,432 for the 2001 third quarter compared to the 2000 periods.

The decrease in selling expenses occurred due to discontinuing our seminar marketing program, management in this department taking pay cuts of approximately 37.5% and a reduction in personnel in this department from fifteen to five employees. The cessation of the seminar marketing program eliminated printing and mailing costs, travel expenses, show crew costs, hotel ballroom rental and other costs associated with the seminars. Our sales efforts since the fourth quarter of 2000 have been primarily focused on business development and strategic alliance with large distributors of our products and services.

       Research and development expenses. Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $302,208 and $158,885 for the 2001 nine month period and third quarter, respectively, as
compared to the 2000 comparable periods.   The decrease resulted primarily
from personnel reductions from sixteen to three engineers.

       General and administrative expense. General and administrative expenses consist of all finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $605,534 and $138,696 for the 2001 nine month period and third quarter, respectively, compared to the same
time periods in 2000.   The decreases were due to management taking pay cuts
of approximately 12.5% in the 2001 nine month period, implementation of a hire and raise freeze, reduction in personnel from nine to six, limits placed on travel, automation of certain administrative and financial processes and moving our offices to a less expensive office building.

       Depreciation and amortization. These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses increased $810,889 in the 2001 nine month period and increased $16,532 for the 2001 third quarter compared to the 2000 time periods primarily due to the property and equipment increases from the consolidation of Logio's operations beginning in February 2000.

       Compensation expense for options and warrants. These expenses relate to stock options earned by employees, directors and consultants. We granted options to employees in September 2000 and the strike price of these options was less than the fair value on the date of grant, creating intrinsic value. We recognized the expense of these options over the one-year vesting period and recorded $38,700 for the 2001 nine month period. Included in the 2001 nine month period is the recognition of $72,948 of compensation expense related to the fair value over the period earned of one million warrants granted to a consultant and $77,134 of expense related to the fair value of warrants issued in conjunction with completion of our Unit Purchase Agreement with investors in July 2001.

       Impairment loss. As of September 30, 2001, as a result of certain events and management's assessment of impaired assets, we recorded $911,532 in losses related to impairment of long-lived assets in Logio and $1,776,768 in losses related to impairment of goodwill for Logio and World Commerce for the 2001 nine month period. (See, "Liquidity and Capital Resources," below, for details of the impairment losses.)

       Total other income (expense). Total other expenses increased $77,205 and decreased $12,553, respectively, for the 2001 nine month period and the 2001 third quarter compared to the 2000 periods. Interest expense related to $1.2 million in notes payable and losses on the sale or abandonment of assets related to Logio were the primary reasons for the increase in the 2001 nine month period.

       Net Loss. Our net loss decreased $563,933 in the 2001 nine month period compared to the same period in 2000; however, the net loss increased
$319,188 in the 2001 third quarter compared to the 2000 third quarter.   The
nine month period net loss decrease is primarily the result of management's steps to shift our business model away from costly seminar activities to a focus on client acquisition for monthly hosting and maintenance fee revenues. However, the impairment losses for the 2001 periods reduced the overall cost reductions. The increase in net loss for the 2001 third quarter period is due primarily to the large reduction in sales recognized from software, access and license fees due to our shift in the sales and distribution model. We expect to see similar results through the end of 2001. We recorded a net loss per common share of $0.23 for the 2001 nine month period compared to $0.41 for the 2000 nine month period. For the 2001 third quarter a net loss remained at $0.03 per share

Liquidity and Capital Resources

       At September 30, 2001, we had $255,611 cash on hand with total current assets of $646,742 compared to $163,801 cash on hand with total current assets of $698,784 at December 31, 2000. Total current liabilities were $1,993,713 for the 2001 nine month period compared to $3,282,184 at December 31, 2000. Capital leases in default, past due payables and bank overdraft accounted for $759,516, or 38.1%, of total current liabilities. Deferred revenue, which has been deferred in accordance with SAB101 and recognized on a ratable basis over the period the service revenues are earned, represented $156,749, or 7.9%, of total current liabilities as of September 30, 2001, compared to 55.2% as of December 31, 2000. Our accumulated deficit totaled $12,656,621 as of September 30, 2001, and we had negative working capital totaling $1,346,971.

       Net cash used in operating activities for the 2001 nine month period was $1,109,047. Net cash used in investing activities for the period was $58,849, which was primarily used for fixed assets additions. Net cash provided by financing activities was $1,259,705, with $900,000 provided from the issuance of notes payable and $376,000 net proceeds from issuance of common stock. The notes payable were paid in full in July 2001.

       As of the year ended December 31, 2000, management decided as a cost saving measure to discontinue the seminar marketing activities of World Commerce. Prior to our acquisition of Logio, its management had temporarily ceased its corporate development and operations of its Internet products. Our management intended to revisit the operations of these subsidiaries, but due to market forces and cash flow shortages decided it was in our best interest to focus our immediate attention on our core business of Pacific WebWorks and IntelliPay. As a result, Logio was unable to satisfy its obligations under certain notes payable and capital leases. Accordingly, we have recorded impairment losses for the 2001 nine month period of $911,532 related to Logio's return of hardware to a vendor in May 2001, cash down payments made by Logio under agreements which are in default and other losses related to equipment and software. In addition, $1,776,768 in losses were related to impairment to goodwill for Logio and World Commerce.

       During fiscal year 2000 we entered into agreements with the holders of a majority of our debt to convert those debts into equity. In June 2000 we converted notes payable with interest of $2,037,536 into 1,440,000 common shares of which 400,000 common shares were converted for $1,000,000 along with warrants for the purchase of an additional 600,000 common shares at strike prices ranging from $5.00 to $7.50 per share. Then in September 2000 we converted a $600,000 note payable to 600,000 common shares. As of December 31, 2000, we had notes payable of $250,000, including principal and interest. During the first and second quarter of 2001, we borrowed additional funds resulting in $950,000 of principal and interest resulting in $1.2 million of outstanding debt with accrued interest, which was due and payable to various parties.

         In May 2001 we agreed to sell 4,000,000 units at $0.40 per unit for $1,600,000 to four accredited investors. Each unit consisted of one common share and a warrant to purchase one common share. Pursuant to the agreement, the shares were issued in a private placement into escrow and the $1.6 million was also placed in escrow. Three of the investors assumed our $1.2 million of outstanding debt taking new notes payable with 15% interest and payable on the earlier of September 20, 2001, or at such time as we received up to $1 million in equity financing. These notes payable were also placed in the escrow. Subsequently, in July 2001, $1.6 million was released from the escrow which paid in full $1,214,000 of notes payable with interest, $10,000 was paid to the escrow agent and the remaining $376,000 was funded to Pacific WebWorks.

       During the 2001 second quarter we sold units for cash and granted warrants to purchase shares, which may provide additional sources of funding. In April 2001 we agreed to issue warrants to Columbia Financial Group to purchase 1,000,000 shares of our common stock at an aggregate exercise price of $625,000 in exchange for their services to us for one year. Portions of the warrants vest on a predetermined time schedule and the warrants expire in April 2006. In May 2001 we sold 4,000,000 units to four accredited investors and each unit included a warrant to purchase one common share at an exercise price of $0.80 per share, expiring May 30, 2003. As a result of these and previous transactions, as of September 30, 2001, we had outstanding warrants to purchase 5,850,000 common shares which may result in maximum proceeds of $7,450,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration through April 2006.

       Our shift in business strategy resulted in decreased cash inflow. As a result of our marketing and sales strategies shifting away from costly seminars to business development during the fourth quarter 2000, our monthly cash inflow remained down in the 2001 third quarter. We have payables past due and accrued liabilities that, cumulatively, cannot be paid with cash on hand or monthly cash flows. Thus, we require additional funding sources to meet the requirements on our existing liabilities and the liabilities of our subsidiaries.

       We continue to fund our operations with loans and the sale of unregistered stock where cash flows fall short of requirements. While we have taken steps to reduce our monthly burn rate and move to become cash flow positive, we believe we will need an additional $1 million to $3 million into 2002 to further develop our products and services and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not applicable.

                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

       Although no formal proceedings were instituted, Business Software Alliance had threatened a copyright infringement claim in June 2001. This matter was settled out of court for $5,000 in August 2001.

       Sunrise International Leasing Corporation, a Minnesota corporation and assignee of Sun Microsystems Finance, filed a complaint in the Fourth District Court, County of Hennepin, of the State of Minnesota related to the default under the equipment lease agreement between Logio and Sun Microsystems. Sunrise International sought damages of $444,589.40 and costs and reasonable attorney fees. On September 24, 2001, this matter was dismissed without prejudice in the State of Minnesota.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

       The following discussion describes all securities sold without registration by Pacific WebWorks from July 1, 2001 through a recent date.

       On August 28, 2001, we issued 200,000 common shares to Universal Business Insurance for General Liability, Director and Officer and Intrusion Technology Insurance, valued at $70,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

       In connection with this isolated issuance of our securities, we believe that the purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

       We believe that, in light of the foregoing, the sale of our securities to the acquirer did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number  Description
------- -----------

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

3.1     Articles of Incorporation of Pacific WebWorks as amended.

3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Pacific WebWork's Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

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

     On July 26, 2001 we filed an amendment to our report on Form 8-K originally filed on July 23, 2001, under Item 5 regarding the effective date of our Form S-1 Post-effective Amendment No. 3.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Pacific WebWorks, Inc.




          11/12/01                      /s/ Christian R. Larsen
Date: ___________________________ By: _____________________________________
                                      Christian R. Larsen, President and
                                      Director


          11/13/01                      /s/ Kenneth W. Bell
Date: ___________________________ By: _____________________________________
                                      Kenneth W. Bell, C.E.O. and Director


          11/12/01                      /s/ Thomas R. Eldredge
Date: ___________________________ By: _____________________________________
                                      Thomas R. Eldredge, Chief Financial
                                      Officer and Secretary/Treasurer