Form 10-Q/A
period 2001-09-30
PACIFIC WEBWORKS INC
filed 2001-12-05
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

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

3.1     Articles of Incorporation of Pacific WebWorks as amended and restated.

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

10.10 Consultant Agreement between Pacific WebWorks and Columbia Financial Group, Inc., dated April 25, 2001 (incorporated by reference to exhibit 10.12 to Post-effective Amendment to Form S-1 filed June 19,
        2001)

10.11 Unit Purchase Agreement between Investors and Pacific WebWorks, dated May 30, 2001 (incorporated by reference to exhibit 10.13 to Post-effective Amendment to Form S-1 filed June 19, 2001)

10.12 Registration Rights Agreement between Pacific WebWorks and the Investors (incorporated by reference to exhibit10.14 to Form SB-2, as amended, filed June 28, 2001)


(b)  Reports on Form 8-K.

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


                                  Pacific WebWorks, Inc.




          12/03/01                      /s/ Christian R. Larsen
Date: ___________________________ By: _____________________________________
                                      Christian R. Larsen, President and
                                      Director


          12/03/01                      /s/ Kenneth W. Bell
Date: ___________________________ By: _____________________________________
                                      Kenneth W. Bell, C.E.O. and Director


          12/03/01                      /s/ Thomas R. Eldredge
Date: ___________________________ By: _____________________________________
                                      Thomas R. Eldredge, Chief Financial
                                      Officer and Secretary/Treasurer