Form 10-K
period 2001-12-31
PACIFIC WEBWORKS INC
filed 2002-03-26
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number:  000-26731

                      PACIFIC WEBWORKS, INC.
      (Exact name of registrant as specified in its charter)

        NEVADA                                            87-0627910
----------------------------------------  -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

180 South 300 West, Suite 400, Salt Lake City, Utah              84101
----------------------------------------------------           ---------
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code: (801) 578-9020

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of February 20, 2002 the registrant had 23,076,688 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $5,056,705.

Documents incorporated by reference:  None

                        TABLE OF CONTENTS

                              PART I

Item 1.  Business...........................................................3
Item 2.  Properties........................................................ 9
Item 3.  Legal Proceedings..................................................9
Item 4.  Submission of Matters to a Vote of Security Holders................9

                             PART II

Item 5.  Market For Common Equity and Related Stockholder Matters..........10
Item 6.  Selected Financial Data 13
Item 7.  Management's Discussion and Analysis and Results of Operations....14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........21
Item 8.  Financial Statements and Supplementary Data ......................21
Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure......................... 48

                             PART III

Item 10. Directors and Executive Officers of Pacific WebWorks..............48
Item 11. Executive Compensation 49
Item 12. Security Ownership of Certain Beneficial Owners and Management....52
Item 13. Certain Relationships and Related Transactions 53

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...53






                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.

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

                              PART I

                        ITEM 1.  BUSINESS

Historical Development During 2001

     Our 2001 fiscal year began with the acquisition of Logio, Inc. as our wholly owned subsidiary in February of 2001. On October 31, 2000, Pacific WebWorks and Logio entered into an Agreement and Plan of Reorganization in which Pacific WebWorks agreed to acquire Logio as a wholly-owned subsidiary through a stock-for-stock exchange. The acquisition was contingent upon the approval of the stockholders of Logio and registration of the shares under the Securities Act of 1933. The registration statement on Form S-4 was declared effective on December 20, 2000, without review by the SEC, and Logio stockholder approval was obtained in January 2001. We finalized the acquisition on February 8, 2001 when we filed Articles of Exchange with the state of Nevada.

     Logio, formerly WordCruncher Internet Technologies, Inc., is a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine which serves the needs of the business professional. Logio launched its web site, logio.com, on March 19, 2000. The web site was designed to provide a broad spectrum of the information and services that are required by business people in their daily work activities. In June 2000, Logio shifted its business model towards the generation of revenues from set-up and maintenance fees from the sale of its directory in private label form to certain Internet sites and corporate Intranets. Subsequently, Logio discontinued the web site, and currently does not conduct development and marketing activities nor does it have operations. Our management is evaluating the potential applications for the Logio technology in our products.

Our Business

     Pacific WebWorks is an application service provider that develops business software technologies for Internet merchants. We specialize in turn-key applications allowing small to medium-sized business owners to expand their business onto the Internet. Our product family provides tools for web site creation, management and maintenance; electronic business storefront hosting and Internet payment systems for the small to medium-sized business niche.

     We initially focused entirely on virtual retailing software solutions, meaning merchants that do not have a physical store location and would exist only on the Internet. Due to requests in the marketplace we expanded our technologies to include features for small to medium-sized physical merchants in addition to our virtual merchants. We plan to expand our software family to include features that integrate the physical store information systems with the Internet store information systems. This expansion may include features such as Cashier/ POS (point of sale) management, receiving, ordering, tender, store operations, human resources, POS peripherals management, inventory and accounting. At the same time we expect our virtual software will be expanded to include featured items and benefits, catalog management, order development, advanced 1-to-1 marketing methods, sophisticated item comparison and selection, and pre-sales qualification. This information is expected to give the merchant a complete solution for all physical store and Internet concerns and at the same time reduce costs of operations and introduce new profit centers for the merchant.

Our Market

     Based upon an informal review of our industry, we believe small business spending in the United States on Internet service applications is forecasted to grow from $197 million in 2000 to $1.5 billion in 2004, or about 200% calculated average growth rate. This is about half of all small business application service provider spending, and represents one of the last large Internet business marketplaces with no established leader in place. The other half of small business application service provider includes Internet applications like e-mail.

     Our informal review also indicated total United States spending by all size companies to be forecasted to grow from $960 million in 2000 to $4.25 billion in 2004. Small companies, with fewer than 100 employees, but not home-based businesses, represent about 70% of all forecasted application service provider spending. We believe there are two million small businesses in the United States, with five million using the Internet. The number of small businesses on the Internet is expected to grow to 20 million by 2005.

Products

     Even though small business typically understands how traditional brick and mortar businesses operate, we believe they don't necessarily know how to replicate business processes effectively and economically on the Internet. Pacific WebWorks assists small businesses in succeeding online through our software tools, Visual WebTools(TM), IntelliPay payment systems and education.

     We provide a one-stop solution that includes an integrated suite of e-commerce software tools, plus hosting, site management, web design services, and education. By leveraging a shared commerce platform across many customers, Pacific WebWorks brings economy of scale to our customers. We believe this structure allows our customers to focus on their business instead of technology, enabling them to achieve a much faster return on investments made in technology and more success on the Internet.

     Visual WebTools Version 4.1 ("V4.1") software. A suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet. The following products are included as part of this suite.

..    WebContacts is a contact management program.  Our customers can maintain a list of their web site visitors if the visitor elects to leave behind contact information. This allows our customers to use the Internet to market to their customers. The program can also be used as a database to store customer information that our customers acquire from their customers. We believe our customers have potential to increase sales if they can continue to communicate with their customers.

..    WebChannels is an e-mail distribution program that enables our customers to send customized e-mails to their WebContacts database of subscribers.

..    Web profiling tool is a form and survey creation tool that helps capture feedback and valuable demographic information from customers and web site visitors. Our clients can create customizable forms, surveys and interactive questionnaires. Web profiling tool includes a catalog of pre-made questions or the client can create their own. For example a client could add support for online subscription services, such as weekly newsletters, coupons and special deals.

..    WebStats enables our clients to watch what visitors to their web site are doing. WebStats is a statistics program that provides detailed reports on web site visitors including the path their customers take throughout the web site. This allows our customers to learn what browsers and operating systems web site visitors are using, what web pages generate hits, and what pages are the most popular. WebStats can produce reports of business information, including year-long sales trends and the effectiveness of the clients' sites.

 . WebWizard. WebWizard is an easy-to-use Web page design program that is simple enough for the novice, yet powerful enough for Web design professionals. It incorporates sophisticated site components like tables, frames and multimedia files in a straightforward, menu driven process. No complicated programming is required. WebWizard allows our customers to quickly and easily create, update, modify, and enhance their web sites. Changes can be made 24 hours a day, 7 days a week from any Internet-connected Windows PC. Changes are updated automatically and placed online within minutes. Our customers can manipulate their site's layout, colors, content, tables, and graphics easily. WebWizard includes a library of hundreds of graphics which are freely accessible by our clients.

..    ClipOn Commerce(TM)is an e-storefront and product management system, complete with shopping cart tecnology. ClipOn Commerce allows our clients to build an Internet storefront. They can create a complete product catalog, organize and search products by unlimited categories and import/export to and from their database. ClipOn Commerce has support to include a merchant account and is integrated with our IntelliPay transaction gateway, which allows our clients to accept all major credit cards. ClipOn Commerce also has support for QuickBooks accounting software.

IntelliPay Transaction Gateway.   This group of products offers payment
technologies for business-to-business and business-to-customer uses on the Internet and in physical stores. They allow our customers to accept real time payments from their web site, Internet appliances, kiosks, phone, fax or storefront. The IntelliPay products use industry standard security components and methods, the same standards used by all major commerce sites, and has been tested under strict banking network procedures. Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed. Once customers enter the necessary data in a secure form, IntelliPay quickly processes the transaction in real-time (2 - 5 seconds) and returns the customer back to the business site. IntelliPay also provides methods for enterprise-level businesses to link IntelliPay products, services and features into their ecommerce web sites and port-live-data streams into back-office systems.

..    ePayment System. IntelliPay supports all major card types including Visa,
     MasterCard, American Express, Discover, Diners Club and JCB. Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks.
     Transaction types include industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called "force" allowing a transaction authorized offline (possibly a voice authorization) to be settled, credits for refunds and IntelliPay innovative address verification system, "AVS Only", allowing merchants to retrieve an AVS score and verify the account validity.

          In the first quarter of 2001, we released the duplicate payment request detection and management system which enables online businesses to configure the detection of and management of duplicate transaction requests from their ecommerce web site. Duplicate transaction requests can be the result of an online shopper mistakenly submitting the same purchase twice, but it can also be a source of online fraud attempts in some cases.

          This IntelliPay product allows our customers to control transaction level behavior depending on AVS scores, duplicate transaction attempt detection, and more. IntelliPay also automatically settles merchant batches nightly so our customers are freed from forcing settlement via manual or programmatic methods, which also helps reduce our customer's costs by settling within the 24-hour window mandated by most merchant accounts. The IntelliPay system is fully transportable meaning that a customer can switch web site hosting companies, switch between most e-commerce software programs or switch to or from almost any merchant account provider. Our system can follow our customer at no additional charges and minimal technology issues.

..    ExpertLink(TM). ExpertLink is IntelliPay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web-developers and application developers to build in the ePayment processing and various features, including batch management commands, duplicate transaction detection and management, and more. Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

..    LinkSmart(TM). LinkSmart gives our online customers the ePayment features with minimized technical installation on their side. With LinkSmart, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them. LinkSmart offloads many expensive mission-critical e-commerce tasks from the merchant. Using

     SmartPages(TM) technology, which was released during the first quarter 2001, our client can upgrade and control the entire look and feel of the IntelliPay hosted payment pages.

..    Smart Terminal(TM).  Smart Terminal allows our customers to securely log into their IntelliPay account from any Internet browser and authorize manual transactions and orders they have received through email, voice, fax or other offline methods. Smart Terminal supports industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-IntelliPay authorized transactions, credits and more. Most clients receive Smart Terminal along with LinkSmart or ExpertLink, but Smart Terminal can also be purchased as a standalone product.

..    Secure Account Management System ("SAMS"). IntelliPay customers can securely log into IntelliPay's Secure Account Management System from any web browser to configure and control various IntelliPay components and behaviors. They can manage today's authorized transaction batches, control passwords, enforce transaction data components, control various features such as our new duplicate transaction detection and management system, control email transaction receipts, access Smart Terminal, control LinkSmart payment page contents, target returning live data streams, configure Visa-required invoice numbering, and more.

Education Services We provide more than our software, we also assist our customers with education and site design services. We believe this information helps our clients understand how to use the Internet more effectively.

..    E-Camp is a three-day training program designed to teach aspects of doing business on the Internet.

..    Idea Center is our online Idea Center which promotes our customers'
     success by providing them with current information related to the Internet and what other successful business owners are doing online.

Rent-a-Pro offers custom web site design services to clients who elect to hire Pacific WebWorks to build their web site for them rather than building it themselves.

Technical Support is offered via online chat or e-mail from 7 a.m. to 8 p.m.
(MST), or by phone from 8 a.m. to 5 p.m. (MST).

Hosting Infrastructure allows us to host our customers' web sites on behalf of our clients, therefore eliminating the cost of ownership for our clients.

Place-to-Vacation is a marketing tool that helps our users attract Internet traffic to their web site by giving away a chance to win a free vacation.

Domain Names are offered to customers online at retail prices. These include ".com," ".org," ".biz," and ".info."

Sales and Marketing

     We do not believe that our competitors are effectively targeting our market niche: A totally Internet based, end-to-end business solution for small and medium-sized businesses. We believe that our products will allow businesses to generate leads, sell products, run sales promotions, capture demographic information about web site visitors, communicate with web site visitors, and obtain intelligent information about who is visiting their web sites and what they are doing while they are there. Our products allow our customers to stay in complete control of their web sites and provide tools which can facilitate a successful Internet experience for them.

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

     We believe we may be able to develop a substantial presence in our target market through a combination of broad channels of distribution, marketing strategy, unique proprietary technology, technical expertise, and early entry into our target market. It is our opinion that in the past, businesses which have attempted to maintain interactive web sites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their web sites, or retained contract "web professionals" to do so. We believe our products allow small businesses, at a relatively small cost, to participate in Internet commerce by creating and managing their own Internet web sites and storefronts.

Trademark, Licenses and Intellectual Property

     On October 9, 1998, Utah WebWorks filed a trademark application for Visual WebTools(TM) which we acquired and became responsible for upon our merger with Utah WebWorks. In December of 1998 the United States Patent and Trademark Office assigned Serial No. 567,136 to this mark. The trademark is currently pending. In 1999, we filed a trademark application for MainStreetSquare.com(TM), Cyberhaggle(TM), and Pricehunter(TM), all features of the online mall. Likewise, in 1999 we filed for trademarks on Pacific WebWorks(TM), ClipOn Commerce(TM), FreeSiteNow(TM), V4(TM), Overnet Express(TM) and IDDS(TM). We did not file any trademark applications during fiscal year 2000 or 2001.

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

Major Customers

     Our client base for the 2001 and 2000 fiscal year included several thousand customers, but two major resellers accounted for approximately 12.2% and 10.7% of net revenues. We are dependent upon these resellers and if we lose one or both of them then our operations would be adversely affected.

     During the 2000 fiscal year, three major resellers accounted for 40%, 20% and 17% of the total number of our hosting customer base.

     During fiscal year 1999, we increased our client base to several hundred with two of our sales channels providing 41% of our revenue. Lauman Enterprise, a reseller, accounted for approximately $60,000, or 20%, of total revenues in 1999. US Merchant Systems, Inc. supplied us with marketing expertise and merchant accounts for our customers and accounted for approximately $65,000, or 21%, of our revenue for 1999. We entered into a joint venture with US Merchant Systems in December of 1999 to create World Commerce Network, LLC. World Commerce Network became the seminar marketing operations for sales of Pacific WebWorks technologies in early 2000, and these operations ceased in June 2000.

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

     At the present time, we have not identified any other companies that are using the same approach as Pacific WebWorks. Nonetheless, there is always the potential that other, larger interests will choose to enter the market we are developing or that a new market may emerge. Although we feel the market is vast and should accommodate many technology providers, we may not be able to compete effectively with current and future competitors.

Product Development

     We continue to improve upon our products and release new products related to other existing products. As of December 31, 2001, we recorded research and development expenses of $449,323 primarily related to development of Visual WebTools V4.1 and updating of core products. In 2000 we expended $1,044,842 for research and development for completion of our V4 version of Visual WebTools(TM). In 1999, we recorded $320,479 for engineering costs, including research and development expenses.

Material Contracts

     We are a party to the following material contracts:

     We initially entered into an agreement with Electric Lightwave, Inc. for telecommunications and Internet access in January 1998. We formalized the agreement in February 1998 and negotiated an extension in November 2001. The extension agreement is dated January 1, 2002, requires that we pay approximately $3,250 per month for a dedicated DS3 Internet connection and the extension terminates in January 2004.

     In February of 1999, we entered into an agreement with U.S. Merchant Systems, Inc. located in Newark, California. U.S. Merchant Systems provides merchant accounts to our clients. We integrated a merchant account and transaction processing which allows purchasers of Visual WebTools(TM) to accept all major credit cards and personal checks at point-of-sale from their web sites. The term of this agreement is one year from the date of execution and shall automatically renew each successive year thereafter, unless canceled in writing.

Employees

     As of the date of this filing we have 20 employees. We have seven employees in administration, four in sales/marketing, five in operations and four engineers. Our employees are not presently covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages.

                       ITEM 2.  PROPERTIES

     Our principal offices are located in the Westgate Business Center, which has over 200,000 square feet of floor space and is located in Salt Lake City, Utah. This property serves as our main office and production facility. We believe this property will be adequate for our future needs. We negotiated a new lease with Westgate Business Center in November 2001, which terminates December 30, 2003. We lease approximately 4,500 square feet of commercial office space and pay approximately $5,200 per month under the lease. Either party may terminate the lease with 30-day written notice prior to the expiration date, but if the lease is not terminated after the expiration date, it continues on a month-to-month basis.


                    ITEM 3.  LEGAL PROCEEDINGS

     On February 12, 2001, Pacific WebWorks received notice of Charge No. A1-0184 filed with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by Andrew Renfro, a former employee. Mr. Renfro claims that he was forced to resign as our sales manager due to demotions and pay cuts based on differential treatment based on his race and color. We responded to the request for information from the Labor Commission and stated that we believe Mr. Renfro was treated fairly while he was employed by Pacific WebWorks. Mr. Renfro did not identify the remedy he was seeking. An informational hearing was conducted on January 18, 2002 and an Order was issued on February 26, 2002 dismissing the charge of discrimination.

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

     On April 16, 2001, One Source, a corporation, filed a complaint in the Third District Court, Sandy Department, State of Utah, naming World Commerce Network, LLC and Mat Dastrup, our former CFO, as defendants. One Source alleged default under a certain Application for Credit and personal Guaranty and One Source sought the sum of $64,353.57 with 18% interest from November 15, 2000. No further action has been taken in this case.

     Although no formal proceedings were instituted, we were aware of a threatened copyright infringement claim by Business Software Alliance. We settled this potential claim for $5,000 and granted the right to audit our software to Business Software Alliance.

     We are involved in various disputes and legal claims arising in the normal course of our business. Except for those discussed above, in the opinion of management, any resulting litigation will not have a material effect on our financial position and results of operations.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The principal market for our common stock is the NASD OTC Bulletin Board and our common shares are traded over the counter under the symbol "PWEB." On March 12, 2001, our common stock was listed on the Berlin Exchange under the symbol "PWB". The Berlin Exchange lists more than 10,000 companies from 60 different countries. There has been no trading volume in our stock on this exchange as of the filing date of this report. The following table presents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market services. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year     Quarter Ended     High Bid     Low Bid
     ----     -------------     --------     -------
     2000       March 31         $ 6.13       $ 2.31
                June 30            4.75         2.13
                September 30       3.50         1.63
                December 31        3.34         0.59

     2001       March 31         $ 1.45       $ 0.69
                June 30            0.92         0.26
                September 30       0.46         0.23
                December 31        0.78         0.20

      Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the
definition on the basis of price   at least $5.00 per share   or the issuer's
net tangible assets. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

     Holders. As of February 20, 2002 we have approximately 317 stockholders of record of our common stock.

     Dividends.   We have not paid cash or stock dividends and have no present plan to pay any dividends. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. However, payment of future dividends will be determined from time to time by our board of directors, based upon our future earnings, financial condition, capital requirements and other factors. We are not presently subject to any restriction on our present or future liability to pay any dividends.

Compensation Plans

     On March 8, 2001 our Board adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan. Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Board reserved 5,000,000 shares for this plan; however, the plan has not been approved by our shareholders as of the 2001 year end. The Board has granted options to acquire 3,640,485 shares of common stock with exercise prices ranging from $0.75 to $3.53 per share. The options vest periodically through October 2003 and expire through April 2011.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by Pacific WebWorks without registration during the past three years

     On August 28, 2001 we issued 200,000 shares valued at $70,000 to Universal Business Insurance in consideration liability insurance, intrusion technology insurance and directors and officers liability insurance. We relied on an exemption from registration under the Securities Act provided by
Section 4(2) as a private transaction not involving a public distribution.

     On May 30, 2001 we agreed to issue 4,000,000 units to accredited investors, AMCAN Services, Inc., Pacific First National, Inc., State Management Associates L.C., and TST Corporation, for $1,600,000. Each investor purchased 1,000,000 units for $400,000. A unit consists of one common share and a warrant, which expires on May 30, 2003, to purchase one common share at an exercise price of $0.80. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution. These shares and the shares underlying the warrants were later registered as part of a secondary offering under a Form SB-2 registration statement declared effective July 16, 2001.

     On April 25, 2001 we granted warrants to purchase an aggregate of 1,000,000 common shares, valued at approximately $170,000, to Columbia Financial Group in consideration for investor relations services. One warrant provides for the purchase of 500,000 common shares at an exercise price of $0.50 and another warrant allows the purchase of 500,000 common shares at an exercise price of $0.75. The warrants may be exercised through April 2006.
We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution. These shares and the shares underlying the warrants were later registered as part of a secondary offering under a Form SB-2 registration statement declared effective July 16, 2001.

     On April 16, 2001 we issued an aggregate of 289,166 common shares in consideration for services rendered. We issued 130,000 common shares to Mutual Ventures Corporation for business services valued at $65,000; we issued 20,000 shares to Daniel W. Jackson, an attorney, for legal services valued at $10,000; and 139,166 common shares to Universal Business Insurance for insurance products and services valued at $83,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

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

     On August 21, 2000 we issued 18,000 shares valued at approximately $26,000 to Don Mayer, President of Universal Business Insurance, Inc. for directors and officers insurance purchased from Universal Business Insurance. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

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

     On April 4, 2000 we agreed to issued 2,400,000 common shares valued at $4,320,000 in consideration for the outstanding shares of IntelliPay, Inc. We relied on an exemption from registration under the Securities Act provided by
Section 4(2) as a private transaction not involving a public distribution.

     In January 2000 we issued 4,663 common shares, valued at $9,180, to World Commerce Network, L.L.C. in consideration for an additional 1% interest in that entity. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On February 22, 2000 we agreed to sell an aggregate of 400,000 units for an aggregate price of $1 million. Condiv Investments, Inc. and Midwest First National, Inc. each agreed to buy 200,000 common shares, an "A" Warrant for 200,000 common shares and a "B" Warrant for 100,000 common shares. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution. These shares and the shares underlying the warrants were later registered in a secondary offering under a Form S-1 registration statement declared effective June 12, 2000.

     On December 28, 1999 we issued 381,679 common shares valued at $500,000, or approximately $1.31 per share, to SGS Holdings, Inc., as assignee, to convert a portion of notes payable to Capital Communications, Inc. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On September 9,1999 we issued 14,000 common shares valued at $20,000, to Universal Business, an insurance agent, in exchange for directors and officers' liability insurance policy in the amount of $1,000,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On January 26, 1999 we issued warrants to Columbia Financial Group to purchase 400,000 shares of our common stock at an initial aggregate exercise price of $1,475,000 in consideration for their services as our investor relations firm. Using a Black Scholes model the value of the warrants will change with the changes in our stock price until the measurement date of the warrants is met. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On January 11, 1999 Asphalt Associates, Inc., our predecessor, agreed to issue 5,000,000 shares valued at $1 million to the shareholders of Utah WebWorks, Inc. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

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

     We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.

                 ITEM 6.  SELECTED FINANCIAL DATA

     The financial information set forth below with respect to our statements of operations for each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 and with respect to our balance sheets at December 31, 2001, 2000, 1999, 1998 and 1997 is derived from financial statements that have been audited by our independent certified public accountants, and is qualified by reference to their reports and notes related thereto. Our accounting predecessor, Utah WebWorks, Inc., had an inception date of April 10, 1997 and Utah WebWorks merged with Pacific WebWorks (then Asphalt Associates, Inc.) on January 11, 1999. The 2000 fiscal year includes consolidation of our wholly owned subsidiary, IntelliPay, Inc. and includes the consolidation of our former 51% interest in World Commerce Network. The 2001 fiscal year includes consolidation of IntelliPay, our 100% interest in World Commerce and Logio, Inc. The following selected financial data should be read in conjunction with our financial statements and notes attached to this report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.





Statement of Operations Data                             Year ended December 31,
-----------------------------                            -----------------------
                                      2001         2000           1999          1998          1997
                                 ------------- ------------- ------------- ------------- -------------
Net Revenues:                    $  3,099,179  $  4,954,384  $    305,628  $    172,395  $     94,014
Cost of sales                         543,021       811,506        42,874       188,974       107,332
                                 ------------- ------------- ------------- ------------- -------------
Gross profit (loss)                 2,555,558     4,142,878       262,754       (16,579)      (13,318)
                                 ------------- ------------- ------------- ------------- -------------
Operating expenses:
  Selling expenses                    592,780     4,802,397       406,917        30,180        13,987
  Research and development            449,323     1,044,842       320,479        11,949         5,523
  General and administrative        1,571,481     2,375,252       786,740        67,845        36,179
  Depreciation and amortization     1,903,091     1,095,261        30,572        13,151             -
  Compensation expense for
    options and warrants              232,549        28,366     1,242,584             -             -
  Impairment loss-good will and
    other long-lived assets         2,688,300             -             -             -             -
                                 ------------- ------------- ------------- ------------- -------------

  Total operating expenses          7,437,524     9,346,118     2,787,292       123,125        55,689
                                 ------------- ------------- ------------- ------------- -------------

  Loss from operations             (4,881,966)   (5,203,240)   (2,524,538)     (139,704)      (69,007)
                                 ------------- ------------- ------------- ------------- -------------
Other income and (expenses)
  Loss on sale or abandonment
     of assets                        (69,319)            -             -             -             -
  Interest expense                   (119,627)      (70,440)      (19,243)      (10,761)       (3,500)
  Interest income                       8,042        13,989         1,246             -         3,775
  Other net                            17,671             -       (25,000)            -             -
                                 ------------- ------------- ------------- ------------- -------------

                                     (163,227)      (56,451)      (42,997)      (10,761)          255
                                 ------------- ------------- ------------- ------------- -------------

  Net Loss                       $ (5,045,193) $ (5,259,691) $ (2,567,535) $   (150,465) $    (68,752)
                                 ============= ============= ============= ============= =============
Net loss per-share basic
 and diluted                     $      (0.24) $      (0.40) $      (0.27) $      (0.03) $      (0.01)
                                 ============= ============= ============= ============= =============
Shares used in computing
  per share amounts                20,694,550    13,140,360     9,652,500     5,000,000     5,000,000
                                 ============= ============= ============= ============= =============


                                     13

                                                              December 31,
                                                         -----------------------
Balance sheet data:                   2001         2000           1999          1998          1997
-------------------              ------------- ------------- ------------- ------------- -------------
  Cash and cash equivalents      $    249,813  $    163,801  $    153,989  $      9,306  $      5,440
  Total current assets                541,096       698,784       449,084        20,534        34,551
  Total assets                      3,768,578     5,405,022       630,559        55,970        61,092
  Total current liabilities         1,878,986     3,282,184       644,727       265,187             -
  Accumulated deficit             (13,091,636)   (8,046,443)   (2,786,752)     (219,217)      (68,752)
  Stockholders' equity (deficit)    1,889,592     2,122,168       (14,168)     (209,217)      (58,752)


  See notes to Financial Statements for information concerning the computation of per share amounts.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview

     Beginning in the second quarter of 2000, and continuing throughout the year ended December 31, 2001, management took several steps to restructure our operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. At the date of this filing we are able to support our recurring day-to-day cash operation expenses with recurring cash inflows; however, we are dependent on a few significant resellers for our revenues. Certain capital leases are in default in one of our development stage subsidiaries. Also, we have negative working capital of $1,337,890 and are unable to satisfy our current liabilities with cash on hand and must negotiate with our creditors.

Acquisition Treatment

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

     Pacific WebWorks and U.S. Merchant Systems, Inc., a major customer during fiscal year 1999, formed World Commerce Network, LLC, in December of 1999 as a joint venture. Originally, we held a 50% interest in World Commerce, which was held on the equity method of accounting. In March 2000 we acquired an additional 1% interest in World Commerce for 4,663 shares of Pacific WebWorks common stock valued at $9,180, which then gave us a 51% total interest. In the third quarter of 2000, we determined that we would acquire the remaining 49% of World Commerce. We and U.S. Merchant Systems agreed to complete our scheduled seminars and then we would assume the outstanding ownership of World Commerce held by US Merchant Systems and continue forward with World Commerce operations. As a result we acquired the remaining 49% interest for $100 in August 2000. The operations of World Commerce are consolidated with our financials statements as a wholly owned subsidiary of Pacific WebWorks. World Commerce ceased seminar operations in June 2000.

      In February 2001 we completed the acquisition of Logio, Inc., a Nevada corporation. We acquired Logio in an arms length transaction by issuing approximately 2.8 million shares of our common stock for 18,425,830 shares of Logio common stock. This transaction was valued at approximately $2,450,000. Goodwill of $1,855,388 was amortized over three years in 2001. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Logio's results of operations are included with ours from the closing date and its consolidated assets and liabilities are recorded at their fair values at the same date. Logio has ceased development of its products due to funding and market constraints.

Results of Operations

     The results of operations for the three years ended December 31, 2001, 2000, and 1999 include the accounts of Pacific WebWorks and its wholly owned subsidiaries, IntelliPay, Inc., World Commerce Network, LLC and Logio, Inc. During the fiscal year ended December 31, 2001 World Commerce and Logio were non-operating companies. Pacific WebWorks and its subsidiaries operate in one business segment, the production and distribution of business e-commerce software and services.

     Comparison of 2001 and 2000 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 2001 with the year ended December 31, 2000:

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

     Net revenues decreased $1,855,205 for the year ended December 31, 2001, compared to the 2000 fiscal year. The decrease for the 2001 year was primarily the result of discontinued seminar marketing in late 2000, which resulted in a decrease in sales of software, access and license fees. We expect the sales for software, access and license fees to continue to decrease through 2002 as compared to 2001 as a result of our new sales and distribution plan, which emphasizes the growth of recurring hosting and IntelliPay transaction gateway revenues

     Cost of sales and gross profits. These include costs of merchant accounts and fulfillment costs, support, reseller fees and other third party products and services. Cost of sales decreased $267,885 for the 2001 year compared to the 2000 year. The cost of sales decrease in the 2001 year was primarily related to personnel reductions, from as many as 13 in 2000 to as few as five during 2001, and streamlined operations. Gross profits decreased $1,587,320 for the 2001 year compared to the 2000 year due to decreased revenues in 2001 from the initial sales of our software, access and license fees which had lower costs of sales and larger selling expenses in 2000.

     Total operating expenses. Total operating expenses decreased $1,908,594 in the 2001 year compared to the 2000 year. The decrease was primarily the result of decreases in selling expenses, research and development and general and administrative expenses. Management reduced these expenses through personnel reductions, pay cuts, the elimination of costly seminars and the relocation of our offices. However, the decrease in operating expenses was offset by compensation expense attributed to options and warrants earned by employees, directors and consultants, along with impairment losses, which are discussed below.

     Selling expenses.   Selling expenses consist of both sales and marketing
expenses, including department salaries and benefits, advertising, seminar costs, and commissions. Our selling expenses decreased $4,209,617 for the year ended December 31, 2001 compared to the 2000 year. The decrease in selling expenses occurred due to discontinuing our seminar marketing program, management in this department taking pay cuts of approximately 37.5% and a reduction in personnel in this department from as many as 15 in 2000 to as few as five employees in 2001. The cessation of the seminar marketing program eliminated printing and mailing costs, travel expenses, show crew costs, hotel ballroom rental and other costs associated with the seminars. Our sales efforts since the fourth quarter of 2000 have been primarily focused on business development and strategic alliance with large distributors of our products and services.

     Research and development expenses. Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $595,519 compared to the 2000 year. The decrease resulted primarily from personnel reductions from as many as 17 engineers in 2000 to as few as three engineers in 2001.

     General and administrative expense. General and administrative expenses consist of all finance and administrative and finance salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $803,771 for the 2001 year compared to the 2000 year. The decreases were due to management taking pay cuts of approximately 12.5% in the 2001 nine month period, implementation of a temporary raise freeze, reduction in personnel from as many as nine in the 2000 year compared to as few as six in 2001, limits placed on travel, automation of certain administrative and financial processes and moving our offices to a less expensive office building.

     Depreciation and amortization. These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses increased $807,830 in the 2001 year compared to the 2000 year due to the property and equipment increases from the consolidation of Logio's operations beginning in February 2000. Additional increases were caused from the amortization of Logio goodwill from February 2001 to June 2001 when the asset was impaired.

     Compensation expense for options and warrants. These expenses relate to stock options earned by employees, directors and consultants. We granted options to employees in September 2000 and the strike price of these options was less than the fair value on the date of grant, creating intrinsic value. We recognized the expense of these options over the one-year vesting period and recorded $38,700 for the 2001 year. Included in the 2001 year is the recognition of $116,715 of compensation expense related to the fair value over the period earned of one million warrants granted to a consultant and $77,134 of expense related to the fair value of warrants issued in conjunction with completion of our Unit Purchase Agreement with investors in July 2001.

     Impairment loss. As a result of certain events and management's assessment of impaired assets, we recorded $911,532 in losses related to impairment of long-lived assets in Logio and $1,776,768 in losses related to impairment of goodwill for Logio and World Commerce for the year ended December 31, 2001. (See, "Liquidity and Capital Resources," below, for details of the impairment losses.)

     Total other income (expense). Total other expenses increased $163,227 for the 2001 year compared to the 2000 year. Interest expense related to $1.2 million in notes payable and losses on the sale or abandonment of assets related to Logio were the primary reasons for the increase in 2001.

     Net Loss. Our net loss decreased $214,498 in the 2001 year compared to the 2000 year. The net loss decrease is primarily the result of management's steps to shift our business model away from costly seminar activities to a focus on client acquisition for monthly hosting and maintenance fee revenues. However, the impairment losses during 2001 reduced the overall effects of the cost reductions on the income statement. The reduction for 2001 is partially offset by the large reduction in sales recognized from software and access and license fees due to our shift in the sales and distribution model to a model that emphasizes growth in our monthly hositing and IntelliPay transaction revenues. We expect similar results in 2002. We recorded a net loss per common share of $0.24 for the year ended December 31,2001 compared to $0.40 for the year ended December 31, 2000.

     Comparison of 2000 and 1999 Year End Periods. Following is a comparison of our operating results for the year ended December 31, 2000 with the year ended December 31, 1999:

      Net Revenues: Pacific WebWorks generated $4,954,384 in net revenues, an increase of $4,648,756, as compared to $305,628 for 1999. A total of 70.7% of the 2000 net revenues were raised from seminar related activities held in 2000. A total of 16.8% of the net revenues were related to IntelliPay monthly gateway service fees and set-up fees on ePayment Systems and 12.4% were related to product sales and licensing fees for our software technology and from web site design services and training.

     Selling Expenses:   Our selling expenses increased $4,395,480 in 2000
compared to 1999. These expenses related primarily to seminar related activities, including outsourced seminar presentation talent, postage and printing of mailers, travel, trade shows, meeting room facilities, and internal sales employees.

     Research and Development Expenses: Research and development expenses increased $724,363 in 2000 from 1999. The increase was primarily due our research and development efforts and completion of IntelliPay's ePayment System and related products. These expenses were primarily comprised of employee related charges for up to thirteen engineering personnel and consulting services related to development.

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

     We issued warrants to purchase 400,000 common shares to our investor relations firm for services during 1999. The warrants were exercisable over a period of time and we recognized the $1,255,800 value of the warrants, determined on the Black-Scholes model, over the period earned. We recorded $13,216 in 2000 and $1,242,584 in 1999.

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

     Total Operating Expenses: The $6,558,826 increase in total consolidated operating expenses from 1999 to 2000 was due primarily to our seminar related activities and the development of our software tools and ePayment product. We completed development of our core products in 2000 and continually work to improve and maintain them. In second quarter 2000, we began shifting our sales and marketing model from seminar presentations to strategic business development and reseller distribution channels. This shift caused a reduction in selling expenses in late 2000.

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

     Sales Expenses. Sales expenses increased $376,737 from 1998 compared to 1999. Sales expenses for 1999 increased over the previous years due to the development of an inside sales force, which included experienced Internet sales people.

     Research and Development Expenses. Research and development expenses recorded an increase of $308,530 from 1998 to 1999. The increase was primarily due to continued development of our software technologies and addition of development employees.

     Warrants for Consulting Services. During 1999 we issued warrants to purchase 400,000 common shares to our investors relations firm for services valued at $1,255,800. The warrants were exercisable over a period of time and for the 1999 period we recognized $1,242,584 of the value, as determined on the Black-Scholes model.

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

Liquidity and Capital Resources

     At December 31, 2001, we had $249,813 cash and cash equivalents with total current assets of $541,096 compared to $163,801 cash on hand with total current assets of $698,784 at December 31, 2000. Total current liabilities were $1,878,986 at the 2001 year end compared to $3,282,184 at the 2000 year end. Capital leases in default, past due payables and bank overdraft accounted for $759,934, or 40.0%, of total current liabilities as of December 31, 2001. Deferred revenue, which has been deferred in accordance with SAB101 and recognized on a ratable basis over the period the service revenues are earned, represented $109,668, or 5.8%, of total current liabilities as of December 31, 2001 compared to 55.2% as of December 31, 2000. Our accumulated deficit totaled $13,091,636 at the 2001 year end and we had negative working capital totaling $1,337,890 compared to $2,583,400 at the 2000 year end.

     Net cash used in operating activities for the year ended December 31, 2001 was $1,150,272. Net cash used in investing activities for 2001 was $60,671, which was primarily used for the purchase of operational equipment. Net cash provided by financing activities was $1,296,955, with $900,000 from the issuance of notes payable and $416,001 net proceeds from the issuance of stock. These transactions are discussed in more detail below.

     During the 2001 fiscal year, we have taken steps to reduce our burn rate in order to meet our monthly cash requirements from operations. This has been accomplished through a reduction in personnel, relocation to lower- cost office facilities and other expense reduction activities. In addition, in February 2002 we closed IntelliPay's physical office in Fremont, California, to achieve operational efficiencies. We are in the process of moving IntelliPay's technological infrastructure to Salt Lake City, Utah and management anticipates that this move will provide savings of approximately $40,000 by eliminating duplicative operation expenses. We expect to generate positive cash flows through continued reduction in expenses and further development of business and sales.

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

     Our commitments consist primarily of operating leases for our Salt Lake City office and our office located in Fremont, California, which total $11,500 per month as of December 31, 2001. Our total current liabilities reflect primarily accounts payable, accrued liabilities, payables past due and capital leases in default. At the 2001 year end we had $301,928 accrued liabilities primarily related to payroll liabilities, interest payables, and reseller commissions. Payroll liabilities of $85,000 were recognized which primarily relate to estimated tax, penalties and interest past due from IntelliPay for the period prior to and immediately after its acquisition by Pacific WebWorks. Other current liabilities consist of estimated returns and charge backs from a leasing company that funded customer purchases and placed them on a payment plan during 2000. We are responsible for recourse on leases where the customer has not made the first payment. These charge backs, returns and refunds are estimated at $222,000 at the 2001 year end.

     We are working through various matters related to liabilities and disputes with vendors and other creditors which may affect our cash position. As a result of Logio ceasing its development, it was unable to make payment on some of its capital lease obligations. It defaulted on a licensing agreement with Oracle Corporation and capital lease agreements with Sun Microsystems Finance. The default on the capital lease agreements totaled $440,000 resulting in a impairment loss of $122,685 and $788,847 in equipment under capital leases and related software and equipment, respectively, for the 2001
year end.   Also, Logio has a $24,000 bank overdraft and approximately
$244,000 in payables and accrued liabilities. World Commerce owes an estimated $157,000 to a financing company for recourse on lease funding for customers who fell into default and has approximately $524,000 in other payables and payables past due. Management intends to negotiate resolutions for these liabilities and disputes.

      Financing activities during the 2001 year included proceeds from issuance of notes payable and sales of our common stock. As of January 31, 2001, we had notes payable of $250,000, including principal and interest. During the first and second quarter of 2001, we borrowed additional funds resulting in $950,000 of principal and interest. Subsequently, in June 2001 the $1.2 million of outstanding debt with accrued interest, which was due and payable to various parties, was assumed by three investors: AMCAN Services, Inc., State Management Associates, LC and TAD Ventures, LC. The notes payable carried 15% interest and were payable upon the earlier of September 20, 2001, or at such time as we received up to $1 million in equity financing. As part of a unit purchase agreement discussed below, these notes payable totaling $1,214,000 were paid in full in July 2001.

     We have sold units for cash and granted warrants to purchase shares, which may provide an additional source of funding. In April 2001 we agreed to issue warrants to Columbia Financial Group to purchase 1,000,000 shares of our common stock at an aggregate exercise price of $625,000 in exchange for their services to us for one year. Portions of the warrants vest on a predetermined time schedule and the warrants expire in April 2006. In July 2001 we completed a unit purchase agreement for 4,000,0000 units for $1,600,000, which represents a $0.40 per unit sales price. Each unit consisted of one share of common stock and a warrant to purchase one additional share at an exercise price of $0.80 per share which expires May 30, 2003. As a result of this offering, notes payable with interest of $1,214,000 were paid in full, $10,000 was paid for escrow agent services and the remaining $376,000 was funded to Pacific WebWorks. As a result of these and previous transactions, as of December 31, 2001, we had outstanding warrants to purchase 5,600,000 common shares which may result in maximum proceeds of $7,325,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration through April 2006.

     Despite converting debt during fiscal year 2000, our shift in business strategy initially resulted in decreased cash inflow throughout fiscal 2001. As of the first quarter 2002 we are meeting our operational and cash flow goals; however, we must address our liabilities through further negotiation and payments. As a result of our marketing and sales strategies shifting away from costly seminars to business development during the fourth quarter 2000, our monthly cash inflow decreased substantially. Our monthly cash outflows have also experienced a similar decrease during the 2001 year as a direct result of this shift and other cost saving actions. We have payables past due and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities and the liabilities of our subsidiaries.

     We continue to fund our operations with loans and the sale of unregistered stock where cash flows fall short of requirements. While we have taken steps to reduce our monthly burn rate and to become cash flow positive, we believe we will need an additional $1 million to $3 million into 2002 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

     While we may be able to fund a portion of our operations through our revenues for the short term, we currently anticipate using private placements of our common stock to fund operations and expansion over time. We intend to issue such stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Factors Affecting Future Performance

..    We may not be able to obtain additional funds on acceptable terms.  If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, which could have a material adverse effect on us.

..    Wide scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

..    We currently are unable to satisfy certain of our obligations through our generated revenues. Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to mature, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

..    We face intense competition that may slow our growth and force our prices down. We expect this competition to intensify in the future, with new competitors, and competitive services and products regularly entering the market. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

..    We may experience software defects and development delays, damaging customer relations. Or we may experience breakdowns or unauthorized entry into our hosting services, infrastructure or payment processing system, harming our business. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.

..    Breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

..    We depend upon our proprietary rights, none of which can be completely safeguarded against infringement. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe upon the proprietary rights of others, thereby exposing us to significant liability and/or damages. To the extent we rely upon confidential information to maintain our competitive position, other parties may independently develop the same or similar information.

..    We are dependent on the efforts of resellers who may leave us at any time. The loss of these resellers, without immediate replacement, would result in a decrease in our growth at its current rate and collections may be adversely affected.

..    We are dependent upon key personnel who provide the development and maintenance of our software and services. We do not enter into employment agreements with our employees and these individuals could leave us at anytime.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.


       ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                         North Salt Lake, Utah 84054
_____________________________________________________________________________

                   INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Pacific WebWroks, Inc.
Salt Lake City, UT

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific WebWorks, Inc. as of December 31, 2001 and 2000 and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has had recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 31, 2002

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS



                              ASSETS
                                                    December 31,  December 31,
                                                        2001         2000
                                                   ------------- -------------

CURRENT ASSETS
  Cash and cash equivalents                        $    249,813  $    163,801
  Receivables
    Trade, less allowance for doubtful receivables
       of $53,107 in 2001 and $88,487 in 2000           149,742       257,492
    Employee                                                768         2,469
  Prepaid expenses                                      140,773       275,022
                                                   ------------- -------------

      Total current assets                              541,096       698,784
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     262,828       374,259

OTHER ASSETS                                          2,964,654     4,331,979
                                                   ------------- -------------

                                                   $  3,768,578  $  5,405,022
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long- term capital leases     $        460  $      2,425
  Capital leases in default                             438,373             -
  Payables past due                                     290,795             -
  Overdraft in bank                                      23,766             -
  Accounts payable                                      275,368       611,950
  Accrued liabilities                                   301,928       193,161
  Other current liabilities                             222,048       197,048
  Deferred revenue                                      109,668     1,811,020
  Notes payable                                         216,580       216,580
  Notes payable - related parties                             -       250,000
                                                   ------------- -------------

      Total current liabilities                       1,878,986     3,282,184

  Long-term capital lease obligations                         -           670

STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding 23,076,688
    in 2001 and 15,008,000 in 2000                       23,077        15,008
  Additional paid-in capital                         14,998,151    10,153,603
  Stock subscription receivable                         (40,000)            -
  Accumulated deficit                               (13,091,636)   (8,046,443)
                                                   ------------- -------------

      Total stockholders' equity                      1,889,592     2,122,168
                                                   ------------- -------------

                                                   $  3,768,578  $  5,405,022
                                                   ============= =============





 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the
                                                    Years ended
                                                    December 31,
                                         2001           2000         1999
                                     ------------- ------------- -------------
Revenues, net
  Software, access and license fees  $  1,778,055  $  4,242,476  $          -
  Hosting, gateway and
    maintenance fees                    1,196,847       615,705             -
  Training, design and other              124,277        96,203       305,628
                                     ------------- ------------- -------------
                                        3,099,179     4,954,384       305,628

Cost of sales                             543,621       811,506        42,874
                                     ------------- ------------- -------------

     Gross profit                       2,555,558     4,142,878       262,754

Selling expenses                          592,780     4,802,397       406,917
Research and development                  449,323     1,044,842       320,479
General and administrative              1,571,481     2,375,252       786,740
Depreciation and amortization           1,903,091     1,095,261        30,572
Compensation expense for options
  and warrants                            232,549        28,366     1,242,584
Impairment loss - goodwill and other
  long-lived assets                     2,688,300             -             -
                                     ------------- ------------- -------------

     Total operating expenses           7,437,524     9,346,118     2,787,292
                                     ------------- ------------- -------------

     Loss from operations              (4,881,966)   (5,203,240)   (2,524,538)
                                     ------------- ------------- -------------

Other income (expense)
  Loss on sale or abandonment
    of assets                             (69,319)            -             -
  Interest income                           8,042        13,989         1,246
  Interest expense                       (119,627)      (70,440)      (19,243)
  Other, net                               17,677             -       (25,000)
                                     ------------- ------------- -------------

                                         (163,227)      (56,451)      (42,997)
                                     ------------- ------------- -------------

     NET LOSS                        $ (5,045,193) $ (5,259,691) $ (2,567,535)
                                     ============= ============= =============
Net loss per common share - basic
  and diluted                        $      (0.24) $      (0.40) $      (0.27)
                                     ============= ============= =============
Weighted-average number of shares
  outstanding - basic and diluted      20,694,550    13,140,360     9,632,500
                                     ============= ============= =============



 The accompanying notes are an integral part of these statements.






                Pacific WebWorks, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the
                                                                   years ended
                                                                   December 31,
                                                        2001           2000          1999
                                                    ------------- ------------- -------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
   Net loss                                         $ (5,045,193) $ (5,259,691) $ (2,567,535)
   Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation & amortization                      1,903,091     1,095,261        30,572
      Issuance of  options and warrants
        for compensation                                 232,549        28,366     1,255,800
      Impairment loss                                  2,688,300             -             -
      Bad debt expense                                   144,376       111,731             -
      Loss on sale or abandonment of property
        and equipment                                     69,319             -             -
      Loss on investment                                       -             -        25,000
      Other adjustments                                   34,661        25,945        20,000
   Changes in assets and liabilities
   (Net of effects of acquisitions)
      Receivables                                        (31,756)     (143,225)     (101,579)
      Prepaid expenses and other assets                  652,872      (258,689)      (29,549)
      Accounts payable and accrued liabilities           (97,139)      478,775       121,064
      Deferred revenue                                (1,701,352)    1,821,378             -
                                                    ------------- ------------- -------------

        Total adjustments                              3,894,921     3,159,542     1,321,308

        Net cash used in operating activities         (1,150,272)   (2,100,149)   (1,246,227)
                                                    ------------- ------------- -------------

Cash flows from investing activities
  Purchases of property and equipment                    (80,141)     (250,373)     (148,135)
  Proceeds from sale of property and equipment            14,412             -             -
  Cash paid for deposits                                       -       (12,000)            -
  Cash paid for investment                                     -             -       (25,000)
  Cash from escrow                                             -             -       750,000
  Cash paid to related party                                   -             -      (166,046)
  Cash acquired in acquisitions                            5,058         9,718             -
                                                    ------------- ------------- -------------

        Net cash used in investing activities            (60,671)     (252,655)      410,819
                                                    ------------- ------------- -------------

Cash flows from financing activities
  Overdraft in bank                                       23,766             -             -
  Proceeds from issuance of notes payable                900,000     2,006,580       980,000
  Cash received for contributed capital                    1,475             -             -
  Net proceeds from issuance of stock                    416,001       375,000             -
  Principal payments of long-term obligations            (44,287)      (18,873)            -
                                                    ------------- ------------- -------------

        Net cash provided by financing activities      1,296,955     2,362,707       980,000
                                                    ------------- ------------- -------------

        Net increase decrease in cash and
         cash equivalents                                 86,012         9,903       144,592

Cash and cash equivalents at beginning of period         163,801       153,898         9,306
                                                    ------------- ------------- -------------

Cash and cash equivalents at end of period          $    249,813  $    163,801  $    153,898
                                                    ============= ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $     65,879  $     29,213  $      1,400
  Cash paid for income taxes                                   -             -             -

  Non-cash financing activities:
   Issuance of common stock for prepaid
      services, deposit and rent                    $    488,600  $          -  $          -
   Purchase of Logio subsidiary for stock              2,450,000             -             -
   Retired debt through escrow                         1,214,000             -             -
   Prepaid insurance for stock                            70,000        25,945        20,000
   Payment of debt for common stock                            -     2,637,536       500,000
   Loss in joint venture                                       -             -        25,000



    The accompanying notes are an integral part of these statements.

                                  F-4

                     Pacific WebWorks, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000, and 1999


                                                                    Additional   Stock
                             Price per          Common Stock        Paid-in      Subscriptions Accumulated
                             share           Shares       Amount    Capital      Receivable    Deficit      Totals
                             ------------ ------------ ------------ ------------ ------------  ------------ ------------
Balances at January 1, 1999                 5,000,000        5,000        5,000            -      (219,217)    (209,217)

Reverse acquisition and
reorganization adjustment    $        -     5,000,000        5,000      995,000            -             -    1,000,000

Issuance of stock for
insurance policy                   1.43        14,000           14       19,986            -             -       20,000

Issuance of stock for
 debt conversion                   1.31       381,679          381      499,618            -             -      499,999

Consulting compensation
 recognized for warrants
 issued                               -             -            -    1,242,584            -             -    1,242,584

Net loss December 31, 1999            -             -            -            -            -    (2,567,535)  (2,567,535)
                                          ------------ ------------ ------------ ------------  ------------ ------------
Balances at
 December 31, 1999                    -    10,395,679       10,395    2,762,188            -    (2,786,752)     (14,169)

Issuance of stock for
 equity  in World Commerce
 Network, LLC                      1.97         4,663            5        9,176            -             -        9,181

Issuance of stock for
 acquisition of
 Intellipay, Inc.                  1.80     2,400,000        2,400    4,317,601            -             -    4,320,001

Issuance of stock for
 debt conversion                   2.50       400,000          400      999,600            -             -    1,000,000

Issuance of stock for
 debt conversion                   1.00     1,040,000        1,040    1,036,496            -             -    1,037,536

Issuance of stock for
 insurance policy                  1.44        18,000           18       25,926            -             -       25,944

Issuance of stock for
 debt conversion                   1.00       600,000          600      599,400            -             -      600,000

Issuance of stock for cash         2.50       150,000          150      374,850            -             -      375,000

Consulting compensation
 recognized for warrants
 granted                              -             -            -       13,216            -             -       13,216

Compensation recognized for
 stock options granted                -             -            -       15,150            -             -       15,150

Net loss December 31, 2000            -             -            -            -            -    (5,259,691)  (5,259,691)
                                          ------------ ------------ ------------ ------------  ------------ ------------

Balances at December 31, 2000         -    15,008,342       15,008  10,153,6030            -    (8,046,443)   2,122,168


                                   (Continued)


                                       F-5




                     Pacific WebWorks, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000, and 1999


                                                                    Additional   Stock
                             Price per          Common Stock        Paid-in      Subscriptions Accumulated
                             share           Shares       Amount    Capital      Receivable    Deficit      Totals
                             ------------ ------------ ------------ ------------ ------------  ------------ ------------
Issuance of stock for
 deposit and rent                   0.50      537,200          537     268,0630            -             -      268,600

Issuance of stock for
 acquisition of Logio, Inc.            -    5,791,980        2,792    2,447,199            -             -    2,449,991

Issuance of stock for
 prepaid legal and
 investment banking
 services                           0.52      289,166          289      149,711            -             -      150,000

Cash received for other
 contributed capital                   -            -            -        1,475            -             -        1,475

Units issued for cash and
debt conversion:
  Stock                             0.32    4,000,000        4,000    1,276,000            -             -    1,280,000
  Warrants (4,000,000 granted)      0.08            -            -      320,000            -             -      320,000
  Additional expense recognized
   for excess fair value of
   warrants over cash and
   conversion value                 0.02            -            -       77,134            -             -       77,134

Issuance of stock for
 insurance policies                 0.35      200,000          200       69,800            -             -       70,000

Issuance of stock for
 warrants exercised                 0.32      250,000          250       79,750      (40,000)            -       40,000

Consulting compensation
 recognized for warrants
 granted                               -            -            -      116,712            -             -      116,712

Compensation recognized for
 stock options granted                 -            -            -       38,703            -             -       38,703

Net loss December 31, 2001             -            -            -            -            -    (5,045,193)  (5,045,193)
                                          ------------ ------------ ------------ ------------ ------------- ------------

                                          $26,076,688  $    23,076  $14,998,150  $   (40,000) $(13,091,636) $ 1,889,590
                                          ============ ============ ============ ============ ============= ============







     The accompanying notes are an integral part of this financial statement

                                       F-6

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the presentation of the accompanying consolidated financial statements follows.

1. The Company

Pacific WebWorks, Inc. and its subsidiaries (Company), engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

The Company was organized under the laws of the state of Nevada on May 18, 1987 as Asphalt Associates, Inc. On December 31, 1998, the board of directors changed the name of the Company to Pacific WebWorks, Inc. On January 11, 1999, the Company merged with Utah Webworks, Inc., a Utah corporation organized April 10, 1997. The share exchange with Utah Webworks was accounted for as a reverse merger, therefore, all financial information prior to January 11, 1999 is that of the accounting survivor, Utah Webworks.

2. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC. (a non-operating company), and Logio, Inc. (a non-operating, development company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period balances have been reclassified to conform with current period presentation.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts and certain accrued liabilities such as accrued penalties, interest for taxes and contingent liabilities.

4. Cash Equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.  Depreciation and amortization

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation of property and equipment are used for income tax purposes.

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 totals $458,155, $126,708 and $28,572, respectively.

Goodwill and other intangible assets are amortized over the periods of expected future benefit at the business unit level, estimated at three to five years.

6.  Fair value of financial instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

7.  Revenue Recognition

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

8.  Impairment of Long-Lived and Intangible Assets

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

9.  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

10.  Net Loss Per Share

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period presented.
Potentially issuable common shares totaling 9,240,485 were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

11.  Recently Issued Accounting Pronouncements

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE B - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flows from operations of $1,150,272, $2,100,149 and $1,246,227 during the year ended December, 2001, 2000 and 1999, respectively. The company had negative working capital of $1,337,890, and $2,583,400 at December 31, 2001, and 2000, respectively. As a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

The Company and its subsidiaries are working through various matters related to liabilities and disputes with vendors and other creditors which may impact its cash position. Such liabilities include: approximately $440,000 of capital leases in default (see Note G), approximately $244,000 in payables past due and accrued liabilities (see Note G), and approximately $24,000 in a bank overdraft related to Logio, Inc., an inactive subsidiary; approximately $157,000 in estimated monies owed to a financing company for recourse on lease funding for customers that fell into default and other estimated refunds(see Note F), and approximately $524,000 in other payables and payables past due (see Note G) related to the World Commerce Network, LLC subsidiary, which is inactive; approximately $85,000 in payroll taxes past due to the Federal government related to the Intellipay, Inc. subsidiary; and approximately $380,000 in other trade payables and accrued liabilities related to Pacific WebWorks, Inc. and Intellipay, Inc. in the normal course of business.

Based on the liabilities discussed above related to inactive, non-revenue producing companies, Logio, Inc. and World Commerce Network, LLC may be required to seek bankruptcy protection.

The Company is reliant on significant resellers for the distribution of its products (see Note M).

During the year ended December 31, 2001, the Company has taken steps to reduce its burn rate in order to meet its monthly cash requirements from operations with its reoccurring monthly cash revenues. This has been accomplished through a reduction in personnel, relocation to lower-cost office facilities and other expense reduction activities. The Company has also focused its immediate attention to the operations and growth of its core business units:
Pacific WebWorks, Inc. and Intellipay, Inc. In the course of these activities, the Logio, Inc. subsidiary, which had temporarily ceased development and operations of its Internet products, became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, Logio's most significant creditor obtained possession of the equipment under its lease agreements in May of 2001. These events have caused impairments related to the loss of the equipment under capital leases, other long-lived assets related to the equipment and the goodwill of the subsidiary to be recorded during 2001(see Notes D, E and G). Impairment losses recorded for these events and the assessment of impairment of goodwill related to the World Commerce Network subsidiary resulted in $2,688,300 of impairment losses for the year ended December 31, 2001

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE B - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY - CONTINUED

In February 2002, the Company closed the physical office of its Intellipay subsidiary in Fremont, California and is in the process of moving its technological infrastructure to Salt Lake City, Utah to achieve certain operational efficiencies. Management estimates that, once the move is complete in May 2002, it will generate up to $40,000 monthly in additional cash flows related to the elimination of duplicative operating expenses. Management also anticipates that this move will allow for improved integration of Intellipay products into Pacific WebWorks products which could increase consolidated sales and market share.

In May of 2001, the Company entered into a stock purchase agreement with certain of its existing shareholders and other entities pursuant to the sale of 4,000,000 shares of its common stock and warrants for $1,600,000 (see Note
H). The funding was used to retire certain debt and is being used to support operations.

The Company expects to generate positive cash flows from operations through continued burn rate reduction and our business development and sales activities as early as first quarter 2002. The

Company's cash requirements in excess of monthly cash inflows until this point will be funded primarily by the net cash received from our May offering (see Note H). Further equity placements and debt issuance may be required to support the growth and expansion of operations and to pay existing liabilities of the active subsidiaries of the Company.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE C - ACQUISITIONS

1.  Acquisition of Logio, Inc.

On February 8, 2001, Pacific WebWorks completed its acquisition of Logio, Inc., a development stage company, in a stock-for-stock exchange. Pacific WebWorks exchanged approximately 2,800,000 shares of its common stock for 18,425,830 shares of Logio, Inc. common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Goodwill totaling $1,855,388 began to be amortized over three years in 2001 and approximately $242,967 was amortized for the period from acquisition to December 31, 2001. The Company's remaining goodwill related to the acquisition of Logio has been impaired in second quarter 2001 totaling $1,612,420 (Note E). Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to December 31, 2001 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet. Logio, Inc. is currently a non-operating Internet development company.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE C - ACQUISITIONS - CONTINUED

2.  Acquisition of Intellipay, Inc.

On April 4, 2000, the Company completed the Agreement and Plan of Reorganization with Intellipay, Inc., a private Delaware corporation. The Company issued 2,400,000 shares of common stock valued at approximately $4,320,000 for all of the outstanding shares of Intellipay. As such, Intellipay became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill totaling $4,532,713 is being amortized over three years. Intellipay's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations for the year ended December 31, 2001 and from the acquisition date to December 31, 2000 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet. Intellipay historically operated in the San Jose, California area.

Amortization expenses related to the goodwill for the Intellipay business unit total $906,547 and $679,916 for the years ended December 31, 2001 and 2000 with no amortization in 1999.

3.  Acquisition of World Commerce Network, LLC

In June 2000, the Company paid $100 for 49% of the outstanding shares of World Commerce Network LLC, completing its 100% membership interest in the entity. Previously, effective January 1, 2000, the Company had issued 4,663 shares of its common stock to U.S. Merchant Systems, Inc. for 1% of the outstanding stock of World Commerce Network, Inc. The shares were valued at $9,180. The January 1, 2000 issuance increased the Company's membership investment in World Commerce Network to 51% and it became a consolidated entity with Pacific WebWorks, Inc. at that time. Prior to the additional 1% purchase, the Company owned 50% of the World Commerce Network Joint Venture and recorded its investment using the equity method of accounting.

World Commerce Network is currently a non-operating marketing company. Goodwill totaling $240,541 began to be amortized over three years in 2001 and approximately $24,060 and $52,123 was amortized for the years ended December 31, 2001 and 2000, respectively. All remaining goodwill amounts associated to this business unit have been recorded as an impairment in 2001 totaling $164,348 (Note E).

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment includes the following:



                                              December 31,       Estimated
                                          2001         2000      useful lives
                                     ------------- ------------- -------------
     Computer Equipment              $    421,770  $    332,714    3-5
     Equipment                             83,961        96,833    3-7
     Software                              83,971        74,342    3-5
     Furniture and Fixtures                95,112        72,090    5-8
     Leasehold Improvements                     -         6,667  Life of lease
                                     ------------- -------------
                                          684,814       582,646
     Less Accumulated Depreciation       (421,986)     (208,387)
                                     ------------- -------------
                                     $    262,828  $    374,259
                                     ============= =============

Impairment charges totaling $911,532 were recorded in Logio, Inc. during the year ended December 31, 2001 representing equipment under capital lease agreements which were in default, primarily returned to hardware vendors, cash down payments and related equipment and software. Loss on sale or abandonment of property and equipment totals $69,319 for the nine months ended December 31, 2001.


NOTE E - OTHER ASSETS

Other assets include the following:           December 31,
                                           2001         2000
                                      ------------- -------------
     Goodwill                         $  6,628,642  $  4,773,255
     Acquired technology                   824,480       824,480
     Other                                  19,250        20,258
                                      ------------- -------------
                                         7,472,372     5,617,993
                                      ------------- -------------

     Accumulated amortization           (2,730,950)   (1,286,014)
     Impairment losses                  (1,776,768)            -
                                      ------------- -------------
                                      $  2,964,654  $  4,331,979
                                      ============= =============

The Company has focused its immediate attention to the operations and growth of its core business units: Pacific WebWorks, Inc. and Intellipay, Inc. In the course of these activities, the Logio, Inc. subsidiary, which had temporarily ceased development and operations of its Internet products, became unable to make payment on its payables and certain of its capital lease agreements related to hardware and infrastructure. As a result of these defaults, Logio's most significant creditor obtained possession of the equipment under its lease agreements in May of 2001. These events have caused impairment to the goodwill related to Logio to be recorded during 2001. Impairment losses recorded for these events and the assessment of impairment in the World Commerce Network subsidiary resulted in $1,776,768 of impairment losses for the year ended December 31, 2001.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE E - OTHER ASSETS - CONTINUED

The remaining goodwill recorded as other assets as of December 31, 2001 relates to the Intellipay, Inc. business unit and approximates $4,533,000 with approximately $1,586,500 in accumulated amortization as of December 31, 2001.

Acquired technology has been fully amortized as of December 31, 2001 and represents the core Intellipay product technology.


NOTE F - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:             December 31,
                                                      2001         2000
                                                   ------------- -------------

     Payroll related liabilities                   $    147,162  $    139,096
     Interest payable                                    58,894        14,192
     Reseller commissions                                65,690        39,400
     Contingent liabilities                              30,000             -
     Other                                                  182           473
                                                   ------------- -------------
                                                   $    301,928  $    193,161
                                                   ============= =============

Payroll related liabilities totaling $147,162 at September 30, 2001 include approximately $85,000 in estimated taxes, penalties and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc.

Other current liabilities consist of estimated returns and chargebacks from a leasing company that funded customer purchases and placed them on a payment plan during 2000. The Company is responsible for recourse on leases on which customers have not made first payment. Estimated chargebacks and other estimated returns and refunds approximate $222,000 at December 31, 2001 and $197,000 at December 31, 2000 for all companies under consolidation. The Company makes an effort to further collect all amounts that have fallen under recourse with the leasing company.

NOTE G - PAYABLES AND CAPITAL LEASES IN DEFAULT

In March 2001, Logio, Inc., a subsidiary of Pacific WebWorks, Inc., was unable to make payment on some of its capital lease obligations. Logio, Inc. transferred the equipment back to the vendor in May of 2001. The default on these and other capital lease obligations, approximating $440,000 at December 31, results in impairment losses of $122,685, representing cash down payments by Logio at the beginning of the leases that were being amortized over the life of the leases and $788,847 in equipment under capital leases and related software and equipment (Note D). The leases expire through December 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE G - PAYABLES AND CAPITAL LEASES IN DEFAULT - CONTINUED

During 2000, the Company received cash of $216,580 from a corporation.  The note is due on demand and non-collateralized. Accrued interest on this note totals $36,876 at December 31, 2001.

Other payables past due for Logio and World Commerce Network represent trade liabilities to vendors totaling $290,795, including approximately $120,000 past due to a software corporation. Many of the liabilities past due are in dispute by Logio and World Commerce Network.


NOTE H - RELATED PARTY TRANSACTIONS

Unit Purchase Agreement
-----------------------

On May 30, 2001, the Company entered into a unit purchase agreement with three entities for the purchase of 4,000,000 units, each of which includes one share of the company's common stock and one warrant for the purchase of one common
share at an exercise price of $0.80 per share.    The shares were issued in a
private placement into escrow and funding was also placed in escrow in accordance with the agreement. The shares and monies were to be released to each party provided that a registration statement was filed with the Securities and Exchange Commission on or before July 25, 2001 to register the sale of the shares and warrants and provided that the registration statement was declared effective by the Securities and Exchange Commission on or before September 28, 2001. The Company would have been responsible for liquidated damages for failure to meet the above requirements totaling five percent of the purchase price of the then outstanding securities for every 30 calendar day period until the registration statement was filed or made effective.

In mid July, the Securities and Exchange Commission notified the Company that its registration statement (Form SB-2, as amended) would become effective. Pursuant to the unit purchase agreement, a total of $1,600,000, representing a $0.40 per unit sales price, was released from escrow as follows: a total of $1,214,000 of notes payable and interest to shareholders was paid in full as held in escrow, $10,000 was paid to the escrow agent for services rendered and the remaining $376,000 was funded to the Company. The fair value of the common stock component of each unit was $0.32 and the warrant component of each unit was valued at $0.10 each using the Black Scholes valuation model. The remaining $0.02 in value given per unit in excess of value received has been recorded in the operating statement under compensation for warrants totaling $77,134 during 2001.


In February 2000, the Company entered into a unit purchase agreement with two accredited investors for the purchase of 400,000 units for $1,000,000. Each unit consisted of one share of the Company's common stock, and two warrants. One warrant grants the investor the right to purchase one additional share of the Company's common stock at an exercise price of $5.00 and one warrant grants the investor the right to purchase 1/2 of one additional share at an exercise price of $7.50.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE I - STOCKHOLDERS' EQUITY

1.  Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of December 31, 2001

Directors, officers, employees and certain consultants have been granted options to acquire 3,640,485 shares of the company's common stock. The options were granted at exercise prices ranging from $0.75 - $3.53 per share. The options vest periodically through October 2003 and expire through April 2011.

Fair market value of options granted

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which approximately $38,700, $15,018 and $0 has been recognized in the years ended December 2001, 2000 and 1999, respectively for compensation earned related to options issued at exercise prices that were less than the fair market value of the Company's stock on the date of grant. Had compensation cost for the stock based compensation been determined based upon the fair value of the options at the grant date consistent with methodology set forth by FAS 123, the Company's net loss and loss per share would have increased to the following proforma amounts:

                                              Year Ended December 31,
                                       2001          2000         1999
                                   ------------- ------------- -------------
Net Loss             As Reported   $ (5,045,193) $ (5,259,691) $ (2,567,535)
                     Pro forma       (5,926,731)   (6,140,291)   (2,572,861)

Net loss per common
  share - basic and
  fully diluted      As Reported          (0.24)        (0.40)        (0.27)
                     Pro forma            (0.26)        (0.47)        (0.27)

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

1.  Equity Incentive Plan  - Continued

Fair market value of options granted - Continued

The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: expected volatility of 125 percent, 201 percent and 168 percent, respectively; risk-free interest rate of 6.25 percent 6.5 percent and 6.75 percent, respectively; and expected life of 3.5 years. The weighted-average fair value of options granted was $0.56, $1.75 and $2.38 in 2001, 2000 and 1999, respectively.

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

Information with respect to the Company's stock options as of December 31, 2001:

                                                             Weighted-average
                                Stock options Exercise price  exercise price
                                ------------- -------------- ---------------
Outstanding at January 1, 1999            -   $           -  $            -
   Granted                           797,474      2.00-3.53            2.38
   Exercised                               -              -               -
   Forfeited                               -              -               -
                                ------------- -------------- ---------------
Outstanding at December 31, 1999     797,474      2.00-3.53            2.38
   Granted                           281,700      1.06-1.75            1.75
   Exercised-                              -              -               -
   Forfeited                         371,568      1.06-3.44            2.39
                                ------------- -------------- ---------------
Outstanding at December 31, 2000     707,606      1.06-3.53            2.21
   Granted                         3,250,251      0.75-0.87            0.76
   Exercised                               -              -               -
   Forfeited                         317,372      0.75-2.63            1.44
                                ------------- -------------- ---------------
Outstanding at December 31, 2001   3,640,485   $  0.75-3.53  $         0.97
                                ============= ============== ===============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

1.  Equity Incentive Plan- Continued

Additional information related to stock options outstanding and exercised at December 31, 2001:


Options outstanding

                                                      Weighted-
                       Number       Weighted-average  average remaining
    Exercise price     outstanding  exercise price    contractual life (years)
    ----------------   -----------  ----------------  -----------------------
    $3.53-$3.44           87,879         $3.50            3
       2.63               44,779          2.63            3
       2.00              255,000          2.00            3
       1.75              125,000          1.75            4.7
       1.06               50,000          1.06            5
       0.87              150,327          0.87            9.25
       0.75            2,927,500          0.75            9.25
                      -----------
                       3,640,485
                      ===========


Options exercisable


                             Number         Weighted-average
     Exercise price       exercisable       exercise price
     -----------------   ---------------   ------------------
      $3.53-$3.44           58,586             $3.49
        2.63                29,853              2.63
        2.00               100,000              2.00
        1.75               125,000              1.75
        1.06                50,000              1.06
        0.87               150,327              0.87
        0.75               975,833              0.75

2.  Warrants for common stock

As of December 31, 2000, warrants for the purchase of 5,600,000 shares of the Company's common stock were outstanding and exercisable. The warrants outstanding and exercisable have exercise prices ranging from $5.00 to $7.50 per share. Warrants expire through April 2006.

As discussed in Note H, warrants to purchase 4,000,000 shares, valued at $0.10 each were granted in an equity offering at an exercise price of $0.80 per share.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

2.  Warrants for common stock - Continued

On April 25, 2001, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 500,000 warrants were issued at an exercise price of $0.50 per share under the terms of the agreement and 500,000 were issued at an exercise price of $0.75 per share for a total of
1,000,000 warrants granted under this agreement. The warrants are fully vested as of December 31, 2001. Deferred consulting charges related to this agreement approximate $175,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract will be performed through April 25, 2002 and the fair value of the warrants are recognized ratably over the service period. Total compensation expense from the issuance of these warrants totaled $116,715 for the year ended December 31, 2001. The agreement terminates in April of 2002 when the services are completed and the options expire in April 2006.

In February 2000, warrants to purchase 600,000 shares, were granted in conjunction with an equity offering at exercise prices of ranging from $5.00 to $7.50 per share. These warrants expire in February 2005.

In January 1999, the Company issued warrants to purchase up to 400,000 shares of the Company's common stock to its investor relations firm for consulting services received through February 2000. Compensation expense as calculated using the Black Scholes model totaled $1,242,584. A total of $13,216 and $1,242,584 of the related charges were recognized during the years ended December 31, 2000 and 1999 respectively. All of these warrants have been exercised as of December 31, 2001.

3.  Issuance of stock

In December 2001, the Company issued 250,000 shares of its common stock for the exercise of warrants at $0.32 per share for $40,000 in cash and a $40,000 stock subscription receivable.

In August 2001, the Company issued a total of 200,000 shares of its common stock as a prepayment for certain insurance services totaling $70,000. The services will be provided and related expenses will be recognized over the one-year period in which the services are to be received by the Company.

As discussed in Note H, common stock totaling 4,000,000 shares, valued at $0.32 each, were issued in the May 2001 equity offering.

In April 2001, the Company issued a total of 289,166 shares of its common stock as a prepayment for legal, investment banker, and insurance services totaling $150,000.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

3.  Issuance of stock - Continued

The related expenses will be recognized over the periods in which the services are received.

As discussed in Note C, common stock totaling 2,791,980 shares were effectively issued to Logio, Inc. shareholders in a stock-for-stock exchange in order to acquire Logio as a wholly owned subsidiary.

During January 2001 the Company issued a total of 537,200 shares of common stock to a related party for $268,600 related to a rental deposit and three months of rental for the temporary use of an operations center in Salt Lake City, Utah.

During October 2000, the Company issued 150,000 shares of its common stock for the exercise of warrants at $2.50 per share for cash of $375,000.

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

During April 2000, the Company issued 2,400,000 shares of its common stock at $1.80 per share for all outstanding stock of Intellipay, Inc.

During January 2000, the Company issued 4,663 shares of its common stock at $2.00 per share for 1% of the outstanding stock of World Commerce Network, LLC.

During December 1999, the Company issued 381,679 shares of its common stock at $2.62 per share for payment on notes payable of $500,000.

During September 1999, the Company issued 14,000 shares of its common stock at $1.43 per share for an insurance policy valued at $20,000.

During January 1999, Pacific WebWorks, Inc. (a public company) entered into an agreement and Plan of Reorganization with Utah Webworks, Inc. (a private company). The agreement provides for the merger of the Company into Utah Webworks to be treated as a reverse merger, thus making Utah Webworks the accounting survivor.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

3.  Issuance of stock - Continued

Pursuant to the agreement the Company issued 5,000,000 shares of the Company's common stock to the shareholders of Utah Webworks for all of their shares in that company. Because the historical financial information prior to the reorganization date (January 11, 1999) was that of Utah Webworks, the accounting survivor, a 5,000 to 1 forward stock split was retroactively applied to the shares of Utah Webworks to show the effects of the reverse merger. The 5,000,000 share reorganization adjustment represents the shares held by the shareholders of the public company.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Threatened litigation

In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as our sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. We have responded to the request for information from the Labor Commission and have stated that we believe the former employee was treated fairly while employed by the Company. At this time, the former employee has not identified any specific remedy and we are awaiting further action.

In April 2001, one of the World Commerce Network's former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company. The vendor seeks approximately $65,000 plus interest. The Company is defending the claim and believes the amount should be reduced based upon the vendor's performance and other disputes. The Company has filed an answer to the complaint and further
litigation is pending.   The Company has recorded amounts in the consolidated
financial statements representing its estimated liability for this matter. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint, if any.

As mentioned in Notes B and G to the financial statements, the Logio, Inc. is in default of certain of its capital leases and payables.

The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

2. Operating leases

The Company leases office space for its operations in Salt Lake City, Utah and in Freemont, California. Combined monthly charges under the two lease agreements approximate $11,500 as of December 31, 2001 and the Company rented a data center for four months in 2001 and four months in 2000 for approximately $26,000 each month. Total rent expense for all rented office and data center space approximated $242,000, $242,000 and $97,090 for the years ended December 31, 2001, 2000 and 1999, respectively. The following is a schedule of future minimum lease payments under the operating leases:

                  Year ended     Lease
                 December 31,  Commitment
                 ------------  ----------
                     2002       $130,416
                     2003        134,856
                 Thereafter        -
                               ----------
                                $265,272
                               ==========
3. Other

In June 2001, the Company received notice from a leasing company that funded customer purchases and placed them on a payment plan during 2000 that leases for any known customer lease documentation issued to the customer incomplete would be charged back to the Company. Lease documentation was processed by third parties for World Commerce Network and the Company is unable to estimate the extent of incomplete documentation, if any, as of September 30, 2001.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE K - INCOME TAXES

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                          2001          2000          1999
                                     ------------- ------------- -------------

Deferred tax assets
  Allowance for doubtful accounts    $     14,716  $      1,649  $          -
  Net operating loss carryforwards      3,602,073     2,663,609     1,054,384
  Excess book depreciation and
    amortization                        1,172,078        87,670             -
  Other, net                                  398           398           398
                                     ------------- ------------- -------------
                                        4,789,265     2,753,326     1,054,782

Less valuation allowance               (4,719,441)   (2,713,310)     (839,949)
                                     ------------- ------------- -------------
                                           69,824        40,016       214,833
Deferred tax liabilities
  Excess tax depreciation
    and amortization                            -             -      (214,833)
  Other, net                              (69,824)      (40,016)            -
                                     ------------- ------------- -------------
      Net tax assets                 $          -  $          -  $          -
                                     ============= ============= =============


As of December 31, 2001, the Company has net operating loss carryforwards for tax reporting purposes of approximately $9,000,000 which expire from 2019 through the year 2021. Utilization of the net operating loss is dependent on the future profitable operation of the Company and each of its subsidiaries. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

NOTE L - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, during 2001 management reporting commenced by individual business unit.

Segment reporting by business unit follows:

Year ended                 Pacific
December 31, 2001(a)       WebWorks     Intellipay   WCN          Logio(b)
-------------------------  ------------ ------------ ------------ ------------

Current assets             $   418,364  $    84,318  $    38,414  $         -
     .
Total assets                 5,669,336      190,720       38,414       91,791

Current liabilities            401,170      198,631      463,960      708,306

Total liabilities              401,170    1,598,858    1,366,282      844,018

Revenues, net              $ 1,111,416  $   923,416  $ 1,071,506  $         -

Income (loss) from
  operations                (4,116,516)    (352,281)     901,311   (1,313,939)

Net income (loss)          $(4,069,600) $  (483,182) $   854,427  $(1,345,611)


____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. from the date of acquisition February 8, 2001 to December 31, 2001.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001



NOTE L - SEGMENT REPORTING (CONTINUED)


Pacific
Year ended December 31, 2000(c)        WebWorks    Intellipay(d)     WCN
------------------------------------ ------------- ------------- -------------
Current assets                       $    365,856  $    136,516  $    253,321

Total assets                            6,362,755       585,447       282,014

Current liabilities                     1,152,958       425,889     1,544,336

Total liabilities                       1,152,958     1,490,780     2,464,310

Revenues, net                        $  1,393,960  $    833,007  $  3,502,387

Income (loss) from operations          (2,499,807)     (755,813)   (1,947,623)

Net income (loss)                    $ (2,491,176) $   (817,559) $ (1,950,954)




_________________________________________________
(c)Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(d)Includes Intellipay, Inc. from the date of acquisition April 4, 2000 to December 31, 2000.


There was no segment reporting data for the year ended December 31, 1999.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


NOTE M - MARKET RISK

The Company distributes its products and services primarily through its active third party resellers. During 2001 approximately $146,000 and $51,000 of total net sales derived from monthly hosting and gateway services represents customer portfolios acquired through the company's two largest active resellers' efforts, respectively. Customer acquisition from these two active reseller channels accounts for approximately 12.2% and 10.7% of total hosting related sales for the year ended December 31, 2001.

The Company's sales plan is currently centered on the accumulation of a monthly hosting and gateway services portfolio of customers.

During the 2000 fiscal year, three major resellers accounted for 40%, 20% and 17% of the total number of our hosting customer base, respectively.

During the 1999 fiscal year, two major resellers accounted for 20% and 21% of our software, access and license fee revenue, respectively.

NOTE N - SUBSEQUENT EVENT

On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to the threatened litigation described in Note J to the financial statements.

      ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported, Chisholm & Associates, CPA's, replaced Crouch, Bierwolf & Chisholm, C.P.A.s, as our independent auditor on August 3, 2000.


                             PART III

  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF PACIFIC WEBWORKS

Directors and Executive Officers

     The directors and executive officers and key employees of Pacific WebWorks corporation are listed below. Their respective ages and positions are listed, as well as, biographical information for each of these persons is presented below. Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors, executive officers, and key employees. On February 11, 2002 Tom Hill resigned as our director to devote his attention to other matters.

Name                       Age      Position Held
-------------------------- -------- -----------------------------------------
Christian R. Larsen         27      President and Director
Kenneth W. Bell             52      Chief Executive Officer and Director
Thomas R. Eldredge          33      Secretary/Treasurer and Chief Financial
                                       Officer
Allan E. Oepping            27      Director
Benjamin A. Black           29      Director

     Christian R. Larsen: Mr. Larsen serves as President and a director of Pacific WebWorks, Inc. and has done so since April 1999. From April 1999 through January 2001 he served as our Chief Executive Officer. For the two years prior to April 1999, he served as Chief Operating Officer for Pacific WebWorks and as a consultant for Utah WebWorks. In July 1993, he started Innovative Research and Animated Design, Inc. ("IRAD") which developed custom and commercial software for animation and special effects. He served as President of IRAD from October 1993 until February 1997. IRAD grew to a Company employing 28 individuals. He has seven years experience providing computer consulting and business management services. Mr. Larsen filed a Chapter 7 voluntary bankruptcy petition in May of 1997 in the District of Utah Central Division of the United States Bankruptcy Court, which was discharged in September of 1997.

     Kenneth W. Bell: Mr. Bell was appointed as our Chief Executive Officer and interim Director on January 5, 2001. He is President and a Director of Logio, Inc. and has served in various offices for Logio since February 1997. From April 1990 to December 1996, he served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has thirty years experience in a variety of finance and management positions, including employment in the commercial banking area for fifteen years in Utah and California. Mr. Bell received a bachelors degree from Brigham Young University in 1972.

     Thomas R. Eldredge: On January 5, 2001 our Board of Directors appointed Mr. Eldredge as our Secretary/Treasurer and Chief Financial Officer. He also serves as Secretary/Treasurer and an interim director for Logio, Inc. and has served in several offices for Logio since April 2000. Mr. Eldredge is a CPA and has over eleven years of experience in accounting, audit and information technology. He spent over six years with Grant Thornton LLP, one of the nation's ten largest public accounting firms. Most recently he was a manager in the assurance department at Grant Thornton. Mr. Eldredge is an adjunct professor at the University of Utah in the accounting and information technology departments at the graduate and undergraduate levels and has instructed students for over four years at the University, Grant Thornton's National training center and Utah Valley State

College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah. Mr. Eldredge has served as the
President of the Utah Association of Certified Public Accountants'   Southern
Chapter. In February 2001, our Board of Directors appointed Mr. Eldredge as Corporate Secretary.

     Allan E. Oepping: Mr. Oepping serves as a Director and as our Vice President of Engineering. He is a Microsoft Certified Professional (MCP) and has over nine years professional experience working with computer hardware and software. He started with Utah WebWorks in November of 1997 as an independent consultant, then became its Technical Director in August of 1998. He was the head programmer for IRAD for five years. While at IRAD, Mr. Oepping developed several new technologies, including a spatial division/isolation technique which speeds up renderings from 200% to 700%. He attended Salt Lake Community College in Salt Lake City, Utah during 1994. Mr. Oepping filed a Chapter 7 voluntary bankruptcy petition on March 2, 1998, in the District of Utah, Central Division of the United States Bankruptcy Court. The petition was discharged on June 12, 1998.

     Benjamin A. Black: Mr. Black serves as a Director. He has over eight years of professional experience in software development programming. He has worked as Senior Programmer for Pacific WebWorks since April of 1997. He was lead programmer at IRAD from 1994 through 1997. In 1995 he received his Associate of Science degree in electronics technology from Salt Lake Community College in Salt Lake City, Utah. He is a Microsoft Certified Professional
(MCP) and is experienced in advanced programming languages including C, C++, and Perl.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all
Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001 and representations from these reporting persons that no Forms 5 were required, we believe that Kenneth W. Bell, Thomas R. Eldredge and Allan E. Oepping each filed late one Form 3 disclosing one transaction. We believe that Christian
R. Larsen failed to file a Form 4 disclosing one transaction.


                 ITEM 11: EXECUTIVE COMPENSATION

     The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. We do not have formal written agreements with our executive officers.


                    SUMMARY COMPENSATION TABLE

                       Annual Compensation
                      ---------------------
Name and principal                                           Other annual
position                  Year   Salary ($)    Bonus ($)     compensation ($)
-------------------      -----  -----------   ----------    -----------------

Christian R. Larsen       2001   $55,750       $ 0            $0
President                 2000    60,000         0             0
                          1999    60,000         0             0

Kenneth W. Bell           2001    67,125*        0             0
CEO                       2000         0         0             0
                          1999         0         0             0

Thomas R. Eldredge        2001    67,292*        0             0
Secretary/Treasurer       2000         0         0             0
CFO                       1999         0         0             0

Allan E. Oepping          2001    50,000         0             0
Director                  2000    50,000         0             0
                          1999    50,000         0             0

Benjamin A. Black         2001    50,000         0             0
Director                  2000    50,000         0             0
                          1999    50,000         0             0

Tom J. Hill               2001    90,250         0             0
Former Director           2000    84,118         0             0
                          1999         0         0             0


* Does not include salaries paid by Logio to these persons prior to Pacific WebWorks acquisition of Logio.

                      Long Term Compensation
                     -----------------------


                                     Awards                  Payouts
                                     ------                  -------
                              Restricted  Securities      LTIP     All
Name and principal            stock       underlying      payouts  other
position                Year  award(s)($) Options/SARs(#) ($)      Comp.($)
----------------------  ----- ----------- --------------- -------- ---------

Christian R.  Larsen    2001    $ 0        325,000         $ 0      $ 0
President               2000      0              0           0        0
                        1999      0              0           0        0

Kenneth W.  Bell        2001      0        637,878           0        0
CEO                     2000      0              0           0        0
                        1999      0              0           0        0

Thomas R. Eldredge      2001      0        327,273           0        0
Secretary/Treasurer     2000      0              0           0        0
CEO                     1999      0              0           0        0

Allan E. Oepping        2001      0        325,000           0        0
Director                2000      0              0           0        0
                        1999      0              0           0        0

Benjamin A. Black       2001      0        250,000           0        0
Director                2000      0              0           0        0
                        1999      0              0           0        0

Tom J. Hill             2001      0        300,000           0        0
Former Director         2000      0              0           0        0
                        1999      0              0           0        0

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------

Christian R. Larsen   325,000           11%          $ 0.75     4/4/2011

Kenneth W. Bell        37,878           19%            0.87    1/31/2011
                      600,000           20%            0.75     4/4/2011

Thomas R. Eldredge     27,273           14%            0.87    1/31/2011
                      300,000           10%            0.75     4/4/2011

Allan E. Oepping      325,000           11%            0.75     4/4/2011

Benjamin A. Black     250,000            8%            0.75     4/4/2011

Tom Hill              300,000           10%            0.75     4/4/2011





                        Potential realizable value
                        at assumed annual rates of       Alternative to
                        stock price appreciation for     (f) and (g):
                                option term              grant date value

                                                         Grant date present
Name                      5% ($)          10% ($)        value $
-------------------   --------------  -----------------  --------------------

Christian R. Larsen   $ 121,875       $ 243,758          $ 182,000

Kenneth W. Bell          16,477          32,954             24,261
                        225,000         450,000            336,000

Thomas R. Eldredge       11,864          23,728             17,727
                        112,500         225,000            168,000

Allan E. Oepping        121,875         243,750            182,000

Benjamin A. Black        93,750         187,500            140,000

Tom Hill                112,500         225,000             84,000


   Options granted on 1/31/2001 vest upon grant
   Options granted on 4/4/2001: 1/6th vests on grant and remainder vests 1/6th every six months

Compensation of Directors.

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Pacific WebWorks outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all executive officers and directors as a group. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 23,441,840 shares representing 23,076,688 outstanding shares of common stock as of February 20, 2002 and options to purchase 365,152 common shares which may be exercised by the following persons within the next 60 days.


                      DIRECTORS AND OFFICERS

                                    Common Stock Beneficially Owned
                                    -------------------------------
Name and Address of        Number of Shares of                    Percentage
Beneficial Owners          Common Stock            Options (1)    of Class
-------------------------  --------------------- -------------- ------------

Christian R. Larsen               878,000            162,500        4.5%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Kenneth W.  Bell                  217,311 (2)        337,878        2.4%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Benjamin A. Black                 500,000            125,000        2.7%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Thomas R. Eldredge                       0           177,273     Less than 1%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Allan E. Oepping                  697,500            162,500        3.7%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

All executive officers and      2,296,811            965,151       13.6%
directors as a group

(1) Represents options exercisable within the next 60 days (April 4, 2002).
(2) Includes 80,309 shares held by Mr. Bell and 137,002 shares owned jointly with his spouse.

     ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following information summarizes transactions we have either engaged in since the beginning of our past fiscal year or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons:

     In March 2001 our Board approved the conversion of options previously
granted by Logio, Inc. to   Kenneth W. Bell and Thomas R. Eldredge, our
director and officers. Logio options granted to Mr. Bell were converted into options to purchase 37,879 Pacific WebWork shares. Mr. Eldredge's Logio options were converted into options to purchase 27,273 Pacific WebWorks shares. The Logio options were converted at a one to 6.6 ratio for the number of shares granted and the new options have an exercise prices of $0.875.

                             PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number       Description
-------- -----------------------------------------------------------------
2.1 Agreement and Plan of Reorganization between Pacific WebWorks and IntelliPay, Inc., dated April 4, 2000 (Incorporated by reference to exhibit No. 2.1for Pacific WebWork's Form 8-K, filed April 19, 2000.)

2.2 Agreement and Plan of Reorganization between Pacific WebWorks and Logio, dated October 31, 2000 (Incorporated by reference to exhibit No. 2.1 for Pacific WebWork's Form 8-K, filed November 14, 2000.)

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)

3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form10, as amended, file No. 0-26731, filed July 16, 1999.)

10.1 Master Service Agreement between Electric Lightware, Inc., and Utah WebWorks, Inc., dated 2002. (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002

10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 11, 2001

10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, file No. 0-26731, filed July 16, 1999)

10.5 Purchase Agreement between Pacific WebWorks and U.S. Merchant Systems, Inc., dated February 22,1999 (Incorporated by reference to exhibit No. 2.3 for Form 10-K, filed March 10, 2000)

10.6 Registration Rights Agreement between Pacific WebWorks and Midwest First National, Inc. and Condiv Investments, Inc. and Columbia Financial Group, dated February 22, 2000 (Incorporated by reference to exhibit No. 10.11 for Form S-1 Registration Statement, File No. 333-38026, effective June 12, 2000.)

10.7 Registration Rights Agreement between Pacific WebWorks and the Investors, dated May 30, 2001 (Incorporated by reference to exhibit
         10.14 to Form SB-2,as amended, File No. 333-64104, effective July 16,
         2001)

21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit No. 21.1 to Form 10-K, filed April 2, 2001)

Reports on Form 8/K

     We filed a current report on Form 8-K, dated July 16, 2001, under Item 5 announcing the effective date of our SB-2 registration statement filed June 28, 2001 (File No. 333-64104)

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Pacific WebWorks, Inc.




         3/22/02                    /s/ Christian R. Larsen
Date:__________________________ By:_____________________________________
                                    Christian R. Larsen,
                                    President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         3/22/02                    /s/ Kenneth W. Bell
Date:__________________________ By:_____________________________________
                                    Kenneth W.  Bell
                                    Chief Executive Officer and Director



         3/22/02                    /s/ Thomas R. Eldredge
Date:__________________________ By:_____________________________________
                                   Thomas R. Eldredge
                                   Secretary/Treasurer and Chief Financial
                                   Officer



         3/22/02                    /s/ Allan E. Oepping
Date: _________________________ By: ____________________________________
                                    Allan E. Oepping
                                    Director


         3/22/02                    /s/ Benjamin A. Black
Date: _________________________ By: ____________________________________
                                    Benjamin A. Black
                                    Director