Form 10QSB
period 2002-03-31
PACIFIC WEBWORKS INC
filed 2002-05-10
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarter ended: March 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 26, 2002 the Registrant had a total of 23,086,504 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements.................................................3

Item 2: Management's Discussion and Analysis................................15

                    PART II: OTHER INFORMATION

Item 1: Legal Proceedings...................................................20

Item 2: Changes in Securities and Use of Proceeds...........................20

Item 6: Exhibits and Reports on Form 8-K ...................................20

Signatures.................................................................21





                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three months ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                    December 31,   March 31,
                                                        2001         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    249,813  $    327,981
  Receivables
   Trade, less allowance for doubtful
    receivables of $46,000 in 2002 and
    $53,107 in 2001                                     149,742       125,134
   Employee                                                 768           768
  Prepaid expenses                                      140,773        66,304
                                                   ------------- -------------

     Total current assets                               541,096       520,187
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     262,828       211,871

OTHER ASSETS                                          2,964,654     2,964,146
                                                   ------------- -------------

                                                   $  3,768,578  $  3,696,204
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long- term capital leases     $        460  $          -
  Capital leases in default                             438,373       438,648
  Payables past due                                     290,795       277,809
  Overdraft in bank                                      23,766        23,766
  Accounts payable                                      275,368        94,769
  Accrued liabilities                                   301,928       287,513
  Other current liabilities                             222,048       225,048
  Deferred revenue                                      109,668       117,757
  Notes payable                                         216,580             -
                                                   ------------- -------------

     Total current liabilities                        1,878,986     1,465,310

STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 23,086,504
   in 2002 and 23,076,688 in 2001                        23,077        23,087
  Additional paid-in capital                         14,998,151    15,045,580
  Stock subscription receivable                         (40,000)            -
  Accumulated deficit                               (13,091,636)  (12,837,773)
                                                   ------------- -------------

      Total stockholders' equity                      1,889,592     2,230,894
                                                   ------------- -------------

                                                   $  3,768,578  $  3,696,204
                                                   ============= =============








 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                        2001          2002
                                                   ------------- -------------
Revenues, net
  Software, access and license fees                $  1,080,080  $     42,118
  Hosting, gateway and maintenance fees                 243,154       457,247
  Training, design and other                             28,737        54,614
                                                   ------------- -------------
                                                      1,351,971       553,979

Cost of sales                                           227,700       114,774
                                                   ------------- -------------

     Gross profit                                     1,124,271       439,205

Selling expenses                                        219,792        96,581
Research and development                                143,095        77,235
General and administrative                              451,782       297,126
Depreciation and amortization                           574,422        54,535
Compensation expense for options and warrants            12,900        43,768
Impairment loss - long-lived assets                     122,685             -
                                                   ------------- -------------

     Total operating expenses                         1,524,676       569,245
                                                   ------------- -------------

     Loss from operations                              (400,405)     (130,040)
                                                   ------------- -------------
Other income (expense)
  Loss on sale or abandonment of assets                       -        (7,500)
  Interest income                                         3,566         1,267
  Interest expense                                      (41,434)      (12,487)
  Penalties                                                   -       (21,388)
  Other income, net                                           -         7,748
                                                   ------------- -------------

                                                        (37,868)      (32,360)
                                                   ------------- -------------

  Net income (loss) before extraordinary gain          (438,273)     (162,400)


Extraordinary gain net of income tax                          -       416,263
                                                   ------------- -------------

     NET EARNINGS (LOSS)                           $   (438,273) $    253,863
                                                   ============= =============

Net earnings (loss) per common share - basic and dilutive
  Net loss before extraordinary gain               $      (0.03) $      (0.01)
  Extraordinary gain                                          -          0.02
                                                   ------------- -------------
  Net earnings                                     $      (0.03) $       0.01
                                                   ============= =============

Weighted-average number of shares outstanding

  Basic                                              17,132,209    23,079,960
                                                   ============= =============
  Diluted                                            17,132,209    23,116,997
                                                   ============= =============


 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                        Three months ended
                                                            March 31,
                                                        2001         2002
                                                   ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
   Net income (loss)                               $   (438,273) $    253,863
   Adjustments to reconcile net loss
    to net cash used in operating activities
     Depreciation & amortization                        574,422        54,535
     Issuance of  options and warrants
       for compensation                                  12,900        43,768
     Impairment loss                                    122,685             -
     Bad debt expense                                    40,308        27,165
     Loss on sale or abandonment of
       property and equipment                                 -         7,500
     Extraordinary gain                                       -      (416,263)
   Changes in assets and liabilities
   (Net of effects of acquisitions)
     Receivables                                          2,065       (31,450)
     Prepaid expenses and other assets                     (408)       78,648
     Accounts payable and accrued liabilities            44,111        23,576
     Deferred revenue                                (1,055,967)        8,089
                                                   ------------- -------------

        Total adjustments                              (259,884)     (204,432)

        Net cash provided by (used in)
        operating activities                           (698,157)       49,431
                                                   ------------- -------------
  Cash flows from investing activities
   Purchases of property and equipment                  (72,127)      (11,078)
   Cash acquired in acquisitions                          5,058             -
                                                   ------------- -------------

        Net cash used in investing activities           (67,069)      (11,078)
                                                   ------------- -------------

 Cash flows from financing activities
  Proceeds from issuance of notes payable               661,664             -
  Cash received for contributed capital                   1,475             -
  Cash received for stock subscription                        -        40,000
  Principal payments of long-term obligations           (20,928)         (185)
                                                   ------------- -------------

        Net cash provided by financing activities       642,211        39,815
                                                   ------------- -------------

Net increase (decrease) in cash and cash equivalents   (123,015)       78,168

Cash and cash equivalents at beginning of period        163,801       249,813
                                                   ------------- -------------

Cash and cash equivalents at end of period         $     40,786  $    327,981
                                                   ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                           $      3,401  $          -
  Cash paid for income taxes                                  -             -
Non-cash financing activities:
  Issuance of common stock for prepaid services,
    deposit and rent                                    268,600             -
  Purchase of Logio subsidiary for stock              2,450,000             -
  Prepaid insurance for stock                                 -         3,671





 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002. Certain prior period balances have been reclassified to conform with current period presentation.

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

                         March 31, 2002
                           (Unaudited)

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

Impairment of Long-Lived and Intangible Assets
----------------------------------------------

The Company has adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The Company is evaluating the impact of this pronouncement on its financial position and results of operations in future filings.

Previously, the Company followed Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the three months ended March 31, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $122,685 in losses relating to the impairment of certain long-lived assets in Logio, Inc.

Business Combinations and Goodwill
----------------------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has not yet performed a formal impairment test of goodwill and is unsure of the effect such a test will have on the Company's results of operations and financial position.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Recently Issued Accounting Pronouncements
-----------------------------------------

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

Earnings (loss) Per Share
-------------------------

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 2,917,500 related to options and 5,562,963 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                  Three months ended March 31,
                                                       2001         2002
                                                  ------------- -------------
Common shares outstanding during the period         15,008,000    23,076,688
Weighted average common shares issued                2,124,209         6,544
Weighted average common shares used
   in basic earnings (loss) per share               17,132,209    23,083,232
                                                  ------------- -------------
Dilutive effects of potentially issuable
   common shares (warrants)                                  -        37,037
                                                  ------------- -------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share              17,132,209    23,120,269
                                                  ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition, although the Company had positive cash flows form operations of $49,431 during the three months ended March 31, 2002, it had negative cash flows from operations of $1,150,272 during the year ended December 31, 2001 and $698,157 during the three-month period ended March 31, 2001. The company had negative working capital of $925,124 at March 31, 2002 and $1,337,890 at December 31, 2001. As
a result, the Company has relied significantly upon equity and debt funding to support certain of its operations.

The Company is working through various matters related to disputes with a vendor and creditors, which may impact its cash position (see Note 9).

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

The Company expects to further generate positive cash flows from operations through continued burn rate reduction and our business development and sales activities. Further equity placements and debt issuance may be required to support operations and to pay existing liabilities of the Company.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:      December 31,   March 31,
                                                        2001        2002
                                                   ------------- -------------
    Computer Equipment                             $    421,770  $    427,842
    Equipment                                            83,961        75,162
    Software                                             83,971        84,111
    Furniture and Fixtures                               95,112        91,956
    Leasehold Improvements                                    -         2,943
                                                   ------------- -------------
                                                        684,814       682,014
    Less Accumulated Depreciation                      (421,986)     (470,144)
                                                   ------------- -------------
                                                   $    262,828  $    211,870
                                                   ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)

NOTE 4 - OTHER ASSETS


Other assets include the following:                 December 31,   March 31,
                                                        2001         2002
                                                   ------------- -------------
     Goodwill                                      $  6,628,642  $  2,946,253
     Acquired technology                                824,480             -
     Other                                               19,250        17,893
                                                   ------------- -------------

                                                      7,472,372     2,964,146
                                                   ------------- -------------
     Accumulated amortization                        (2,730,950)            -
     Impairment losses                               (1,776,768)            -
                                                   ------------- -------------
                                                   $  2,964,654  $  2,964,146
                                                   ============= =============


NOTE 5 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities
-------------------

Accrued liabilities consist of the following:       December 31,   March 31,
                                                       2001          2002
                                                   ------------- -------------
     Payroll related liabilities                   $    147,162  $    157,107
     Interest payable                                    58,894        29,584
     Reseller commissions                                65,690        70,640
     Contingent liabilities                              30,000        30,000
     Other                                                  182           182
                                                   ------------- -------------
                                                   $    301,928  $    287,513
                                                   ============= =============

Payroll related liabilities totaling $164,127 at March 31, 2002 include approximately $90,600 in estimated taxes, penalties and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc. Intellipay, Inc. is currently attempting to negotiate an installment plan with the Internal Revenue Service for this liability.

Other current liabilities
-------------------------

Other current liabilities consist of estimated returns and chargebacks from a leasing company that funded customer purchases and placed them on a payment plan during 2000. The Company is responsible for recourse on leases on which customers have not made first payment. Estimated chargebacks and other estimated returns and refunds are approximately $225,000 at March 31, 2002 and $222,000 at December 31, 2001 for all companies under consolidation.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)


NOTE 6 - LIABILITIES PAST DUE AND IN DEFAULT

As of March 31, 2002, the Company's subsidiary, Logio, Inc., is in default of capital lease obligations approximating $439,000 and has other payables past due approximating $238,000, which includes a note payable in default approximating $120,000 and an overdraft of approximately $24,000.

As of March 31, 2002, the Company's subsidiary, World Commerce Network has payables past due approximating $64,000.

NOTE 7 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of March 31, 2002.

As of March 31, 2002, approximately 2,917,500 options were outstanding at exercise prices ranging from $0.75 to $3.53 per share and approximately 5,600,000 warrants were outstanding and exercisable at prices ranging from $0.50 to $7.50 per share. As of March 31, 2002, approximately 972,500 options were exercisable at exercise prices ranging from $0.75 to $3.53 per share. Options forfeited during the three months ended March 31, 2002 approximate 10,076 at exercise prices ranging from $0.75 to $0.87 per share.

Issuance of stock
-----------------

In March 2002, the Company issued a total of 9,816 shares of its common stock as a prepayment for certain insurance services totaling $3,671. The services will be provided and related expenses will be recognized over the one-year period in which the services are to be received by the Company.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)

NOTE 8 - EXTRAORDINARY GAIN

In January 2002, World Commerce Network settled a liability, approximating $12,000, for $1 in value with a printing company.

Also in January 2002, World Commerce Network settled a liability with U.S. Merchant Systems, a former member, approximating $433,000 for approximately $28,900 in cash and receivables. World Commerce Network has been unconditionally forgiven and released from this liability in the settlement agreement.

The total of the settlement, release and forgiveness of these liabilities approximates $416,000 at March 31, 2002 and has been recorded as an extraordinary gain on the statement of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Threatened litigation
----------------------

In April 2001, one of World Commerce Network's former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company. The vendor seeks approximately $65,000 plus interest. The Company is defending the claim and believes the amount should be reduced based upon the vendor's performance and other disputes. The Company has filed an answer to the complaint and further
litigation is pending.   The Company has recorded amounts in the consolidated
financial statements representing its estimated liability for this matter. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint, if any.

In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. On April 10, 2002, the Company was notified by the Sate of Utah Labor Commission of an additional conference that will take place in June 2002 related to the former employee's appeal to the Company's dismissal in this matter.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)

NOTE 10 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended            Pacific
  March 31, 2001(a)           WebWorks   Intellipay      WCN        Logio(b)
--------------------------- ------------ ------------ ------------ -----------

Current assets              $   408,784  $    87,434  $   117,831  $      602

Total assets                  8,729,632      449,971      144,224     872,123

Current liabilities           1,535,521      252,027      945,136     234,506

Total liabilities             1,535,521    1,438,318    1,647,756     758,430

Revenues, net               $   269,201  $   275,321  $   807,449  $        -

Income(loss) from operations   (746,268)     (64,936)     690,892    (280,093)

Net income (loss)           $  (751,335) $   (83,015) $   678,763  $ (282,686)


________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. from the date of acquisition February 8, 2001 to March 31, 2001. February 8, 2001 to December 31, 2001.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002
                           (Unaudited)

NOTE 10 - SEGMENT REPORTING - Continued


Three months ended            Pacific
  March 31, 2002(a)           WebWorks   Intellipay      WCN        Logio
--------------------------- ------------ ------------ ------------ -----------

Current assets              $   438,279  $    81,237  $       671  $        -

Total assets                  5,700,864      163,216          671      71,362

Current liabilities             326,585      187,654      235,384     715,687

Total liabilities               326,585    1,607,918      912,181     858,549

Revenues, net               $   295,765  $   258,214  $         -  $        -

Income(loss) from operations    (73,964)     (28,280)        (219)    (27,577)

Extraordinary gain                    -            -      416,263           -

Net income (loss)           $   (71,350) $   (56,186) $   416,358  $  (34,959)

____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 11 - MARKET RISK

The Company distributes its products and services primarily through its active third party resellers. During the three months ended March 31, 2002 approximately $227,000 and $44,000 of total net sales derived from monthly hosting and gateway services represents customer portfolios acquired through the company's two largest active resellers' efforts, respectively. Customer acquisition from these two active reseller channels accounts for approximately 50% and 10% of total hosting and gateway related sales (net) for the three months ended March 31, 2002.

Approximately 45% of net accounts receivable at March 31, 2002 relate to amounts owed to the Company from resellers for hosting and gateway fees collected.

Commissions expense to resellers for hosting and gateway fees collected by the Company approximate $43,000 for the three months ended March 31, 2002 and are included in cost of sales.

The Company's sales plan is currently centered on the accumulation of a monthly hosting and gateway services portfolio of customers through large resellers.

     In this report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWork's control. These factors include but are not limited to economic conditions generally and in the industries in which Pacific WebWorks may participate; competition within Pacific WebWork's chosen industry, including competition from much larger competitors; technological advances and failure by Pacific WebWorks to successfully develop business relationships.


           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     Beginning in the second quarter of 2000, and continuing throughout the 2001 fiscal year management took several steps to restructure our operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. At the date of this filing we have recorded net earnings of $253,863; however, we have recorded net losses for the past two fiscal years. We are able to support our recurring day-to-day cash operation expenses with recurring cash inflows; but, we are dependent on the efforts of a few significant resellers for approximately 48.9% of our revenues. Certain capital leases are in default in one of our development stage subsidiaries. Also, we have negative working capital of $945,123 and are unable to satisfy our current liabilities with cash on hand and must negotiate with our creditors.

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

Results of Operations.

     The following discussions are based on consolidated financial statements of Pacific WebWorks and its subsidiaries, IntelliPay, Logio and World Commerce, for the three month periods ended March 31, 2002 and 2001.

     Net revenues. We receive revenues primarily from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Revenues decreased $797,992 for the 2002 first quarter compared to the 2001 first quarter primarily as a result of our shift from seminar marketing to business development and reseller distribution in late 2000.

     Cost of sales and gross profits. These costs include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales decreased $112,926 for the 2002 first quarter compared to the 2001 first quarter. The cost of sales decrease in the 2002 year was primarily related to personnel reductions and streamlined operations. Gross profits decreased $685,066 for the 2002 first quarter compared to the 2001 first quarter due to decreased revenues in the 2002 first quarter as a result of our change in marketing strategy.

     Total operating expenses. Total operating expenses decreased $955,431 in the 2002 first quarter compared to the 2001 first quarter. The decrease was primarily the result of decreases in selling expenses, research and development, general and administrative expenses and depreciation and amortization expenses. Management reduced these expenses through personnel reductions, the elimination of costly seminars and the relocation of our offices.

     Selling expenses. Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses decreased $123,211 for the 2002 first quarter compared to the 2001 first quarter. The decrease in selling expenses occurred due to a reduction in work force from as many as twelve employees in the 2001 first quarter to as few as six in the 2002 first quarter

     Research and development expenses. Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $65,860 compared to the 2001 first quarter. The decrease resulted primarily from a reduction in personnel from as many as eight employees in the 2001 first quarter to as few as four during the 2002 first quarter.

     General and administrative expense. General and administrative expenses consist of all finance and administrative and finance salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $154,656 for the 2002 first quarter compared to the 2001 first quarter. The decreases were due to reduction in personnel, automation of certain administrative and financial processes, discontinuation of investor relations in foreign markets and moving our offices to a less expensive office building.

     Depreciation and amortization. These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses decreased $519,887 in the 2002 first quarter compared to the 2001 first quarter due to the impairment of certain long-lived assets of Logio during 2001.

     Compensation expense for options and warrants. These expenses relate to warrants granted to consultants in 2001, which expire through April 2006. For the 2002 first quarter we recognized $43,768 of compensation expense related to these warrants which represents the fair market value of the warrants earned.

     Impairment loss. As a result of certain events and management's assessment of impaired assets, we recorded $122,685 in losses related to impairment of long-lived assets in Logio for the first quarter ended March 31,
2001.   We did not recognize any impairment losses for the 2002 first quarter.

     Total other income (expense). Total other expenses decreased $5,508 for the 2002 first quarter compared to the 2001 first quarter. Penalties and interest for IntelliPay's estimated past due payroll taxes were the primary components of other expenses for the 2002 first quarter. The reduction in interest expense was due to the settlement and forgiveness in January 2002 of a note payable and the repayment of approximately $1,200,000 in debt in July 2001.

     Net income (loss). We recorded net income of $253,863 for the 2002 first quarter primarily due to an extraordinary gain of $416,263 related to the settlement, release and forgiveness of liabilities owed by World Commerce Network. For the 2001 first quarter we recorded a net loss of $438,273. We recorded net earnings per common share of $0.01 for the first quarter ended March 31, 2002 compared to a net loss per common share of $0.03 for the first quarter ended March 31, 2001.

Liquidity and Capital Resources.

     As a result of our marketing and sales strategies shifting away from costly seminars to business development during late 2000, our monthly cash inflow decreased substantially during the 2001 year. During the 2001 fiscal year, we took steps to reduce our burn rate in order to meet our monthly cash requirements from operations. This has been accomplished through a reduction in personnel, relocation to lower- cost office facilities and other expense reduction activities. As of the first quarter 2002 we are meeting our operational and cash flow goals; however, we must address our liabilities through further negotiation and payments. We have consolidated payables past due and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities and the liabilities of our subsidiaries. We expect to continue to generate positive cash flows through further development of business and sales.

     At March 31, 2002 we had $327,981 cash and cash equivalents compared to $249,813 as of December 31, 2001. Total current assets at March 31, 2002 were $520,187 compared to $541,096 at the 2001 year end. Total current liabilities were $1,465,310 at March 31, 2002 compared to $1,878,986 at the 2001 year end. Our accumulated deficit totaled $12,837,773 at the end of the 2002 first quarter compared to $13,091,636 at the 2001 year end. Net cash provided by operating activities for the first quarter was $49,431. Net cash used in investing activities for the 2002 first quarter was $11,078, which was primarily used for the purchase of operational equipment. Net cash provided by financing activities was $39,815, which was related to the purchase of common stock.

     Our commitments consist primarily of an operating lease for our Salt Lake City office, which totals $5,300 per month as of March 31, 2002. In February 2002, in an effort to improve operational efficiencies, we closed IntelliPay's physical office located in Fremont, California and we are attempting to negotiate a settlement of the lease related to the Fremont office which totals $5,650 per month through December 2003. We are in the process of moving IntelliPay's technological infrastructure to Salt Lake City, Utah. Management anticipates that this consolidation, once completed, will provide savings up to approximately $40,000 per month by eliminating duplicative operational expenses.

     Our total current liabilities reflect primarily accounts payable, accrued liabilities, payables past due and capital leases in default. As a result, we are working through various matters related to liabilities and disputes with vendors and other creditors which may affect our cash position. Management intends to negotiate resolutions for these liabilities and disputes.

      A portion of our total consolidated current liabilities at the 2002 first quarter was $287,513 of accrued liabilities primarily related to payroll liabilities, interest payables, and reseller commissions. Payroll liabilities of $90,600 were recognized which relate to estimated tax, penalties and interest past due from IntelliPay for the period prior to and immediately after its acquisition by Pacific WebWorks.

     Our consolidated liabilities also consist of estimated returns and charge backs from a leasing company that funded customer purchases and placed these customers on a payment plan during 2000. These returns and charge backs were related to the seminar marketing activities of World Commerce, which management discontinued in late 2000. World Commerce owed an estimated $157,000 for recourse on lease funding for customers who fell into default on their payment plans. These charge backs, returns and refunds are estimated at $225,000 at the end of the 2002 first quarter. World Commerce also had approximately $64,000 in other payables and payables past due as of March 31, 2002.

     Capital leases in default also represent a portion of our consolidated liabilities. Prior to our acquisition of Logio, its management had temporarily ceased its corporate development and operations of its Internet products. As a result, it was unable to make payment on some of its capital lease obligations. It defaulted on a licensing agreement with Oracle Corporation and capital lease agreements with Sun Microsystems Finance. The default on these capital lease agreements totaled approximately $439,000 resulting in an impairment loss of $911,532.
At March 31, 2002, Logio had approximately $214,000 in past due payables.

     Historically, we have financed our operations by revenues, loans and sales of our common stock. In prior years we had relied on loans for additional funding and during fiscal year 2000 we entered into agreements with the holders of a majority of our debt to convert those debts into equity. During the first and second quarter of 2001, we borrowed an additional $950,000 resulting in a total of $1.2 million of outstanding debt with accrued interest, which was due and payable to various parties.

       In May 2001 we entered into a unit purchase agreement with four accredited investors to sell 4,000,000 units for $1,600,000. Each unit consisted of one common share and a warrant to purchase one common share at an exercise price of $0.80. Pursuant to the agreement, the shares issued in the private placement were placed in escrow and the $1.6 million was also placed in escrow. Three of the investors assumed our $1.2 million of outstanding debt taking new notes payable with 15% interest and payable on the earlier of September 20, 2001, or at such time as we received up to $1 million in equity financing. These notes payable were also placed in the escrow. Subsequently, in July 2001, $1.6 million was released from the escrow which paid in full $1,214,000 of notes payable with interest, $10,000 was paid to the escrow agent and the remaining $376,000 was funded to Pacific WebWorks.

     Warrants granted as part of equity transactions may provide an additional source of funding. As of March 31, 2002, we had outstanding warrants to purchase 5,600,000 common shares which may result in maximum proceeds of $7,325,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration through April 2006.

     While we may be able to fund a portion of our operations by revenues for the short term, we currently anticipate using loans and private placements of our common stock to fund operations and expansion over time. We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 million to $3 million in 2002 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

     We intend to structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Factors Affecting Future Performance

..     We are dependent on the efforts of two major resellers who may leave us at any time. The loss of these resellers, without immediate replacement, would result in a decrease in our growth at its current rate and collections may be adversely affected.

..     We may not be able to obtain additional funds on acceptable terms.  If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans or growth, which could have a material adverse effect on us.

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

                   PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On February 12, 2001, Pacific WebWorks received notice of Charge No. A1-0184 filed with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by Andrew Renfro, a former employee. Mr. Renfro claimed that he was forced to resign as our sales manager due to demotions and pay cuts based on differential treatment based on his race and color. We responded to the request for information from the Labor Commission and stated that we believed Mr. Renfro was treated fairly while he was employed by Pacific WebWorks. Mr. Renfro did not identify the remedy he was seeking. An informational hearing was conducted on January 18, 2002, and an Order was issued on February 26, 2002 dismissing all charges related to the matter. Mr. Renfro appealed that decision and on April 10, 2002, we were notified by the Utah Labor Commission that an additional conference will be held in June 2002 related to the matter.

     On April 16, 2001, One Source, a corporation, filed a complaint in the Third District Court, Sandy Department, State of Utah, naming World Commerce Network, LLC and Mat Dastrup, our former CFO, as defendants. One Source alleged default under a certain Application for Credit and Personal Guaranty and One Source sought the sum of $64,353.57 with 18% interest from November 15, 2000. On May 1, 2002 we received notice to appoint counsel within twenty days.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Pacific WebWorks from January 1, 2002 through a recent date.

     On March 22, 2002 we issued 9,816 common shares to Universal Business Insurance in consideration for prepaid insurance valued at $3,671. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number          Description
-------         -----------
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

21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit No. 21.1 to Form 10-K, filed April 2, 2001)

(b)  Reports on Form 8-K.

     None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PACIFIC WEBWORKS, INC.



Date: 5/9/02                 By: /s/ Christian R. Larsen
                                 ------------------------------
                                 Christian R. Larsen
                                 President and Director




Date: 5/9/02                 By: /s/ Kenneth W. Bell
                                 ------------------------------
                                 Kenneth W. Bell
                                 C.E.O. and Director



Date: May 9, 2002            By: /s/ Thomas R. Eldredge
                                 ------------------------------
                                 Thomas R. Eldredge
                                 Secretary/Treasurer and Chief
                                 Financial Officer