Form 10QSB
period 2002-06-30
PACIFIC WEBWORKS INC
filed 2002-08-12
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarter ended: June 30, 2002

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


                  180 South 300 West, Suite 400
                    Salt Lake City, Utah 84101
                             578-9020
  (Address and telephone number of principal executive offices
                 And principal place of business)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No  [   ]

As of August 1, 2002, the Registrant had a total of 23,086,504 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis.............................17

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................22

Item 2:  Changes in Securities and Use of Proceeds........................22

Item 6:  Exhibits and Reports on Form 8-K ................................23

Signatures................................................................25






                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS



                              ASSETS
                                                    December 31,    June 30,
                                                        2001         2002
                                                   ------------- -------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    249,813  $    417,172
  Receivables
    Trade, less allowance for doubtful
     receivables of $53,107 in 2001 and
     $65,012 in 2002                                    149,742        68,035
    Employee                                                768         2,647
  Prepaid expenses                                      140,773        38,676
                                                   ------------- -------------

    Total current assets                                541,096       526,530
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     262,828       175,883

OTHER ASSETS                                          2,964,654     2,954,059
                                                   ------------- -------------

                                                   $  3,768,578  $  3,656,472
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Current portion of long- term capital leases     $        460  $          -
  Capital leases in default                             438,373       438,648
  Payables past due                                     290,795       241,293
  Overdraft in bank                                      23,766        23,766
  Accounts payable                                      275,368       109,605
  Accrued liabilities                                   301,928       202,940
  Other current liabilities                             222,048       224,729
  Deferred revenue                                      109,668       124,953
  Notes payable                                         216,580             -
                                                   ------------- -------------

    Total current liabilities                         1,878,986     1,365,934
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 23,086,504
   in 2001 and 23,076,688 in 2002                        23,077        23,087
  Additional paid-in capital                         14,998,151    15,074,241
  Common stock subscriptions                            (40,000)            -
  Accumulated deficit                               (13,091,636)  (12,806,790)
                                                   ------------- -------------

     Total stockholders' equity                       1,889,592     2,290,538
                                                   ------------- -------------

                                                   $  3,768,578  $  3,656,472
                                                   ============= =============


The accompanying notes are an integral part of these statements.

<CAPTION

                    Pacific WebWorks, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                    Six months ended           Three months ended
                                                        June 30,                    June 30,
                                                   2001          2002          2001           2002
                                              ------------- ------------- -------------- --------------
Revenues, net
  Software, access and license fees           $  1,560,876  $     81,289  $     481,669  $      39,171
  Hosting and maintenance fees                     496,892       924,873        249,343        467,626
  Training, design and other                        47,119       108,883         21,905         54,269
                                              ------------- ------------- -------------- --------------
                                                 2,104,887     1,115,045        752,917        561,066

Cost of sales                                      355,978       238,078        128,278        123,304
                                              ------------- ------------- -------------- --------------

    Gross profit                                 1,748,909       876,967        624,639        437,762

Selling expenses                                   333,756       168,751        113,964         72,170
Research and development                           255,077       164,705        111,982         87,470
General and administrative                         924,015       537,770        472,233        240,644
Depreciation and amortization                    1,175,385        95,860        600,963         41,325
Compensation expense for options and warrants       54,979        72,429         42,079         28,661
Impairment loss - goodwill and other
  long-lived assets                              2,688,300             -      2,565,615              -
                                              ------------- ------------- -------------- --------------

    Total operating expenses                     5,431,512     1,039,515      3,906,836        470,270
                                              ------------- ------------- -------------- --------------

    Loss from operations                        (3,682,603)     (162,548)    (3,282,197)       (32,508)
                                              ------------- ------------- -------------- --------------
Other income (expense)
  Loss on sale or abandonment of assets            (69,319)       (7,500)       (69,319)             -
  Interest income and other                          5,312         2,887          1,746          1,620
  Interest expense                                 (86,078)      (12,959)       (44,644)          (472)
  Penalties                                              -       (21,388)            -               -
  Abatement of penalties                                 -        42,036             -          42,036
  Other income, net                                      -        28,054             -          20,306
                                              ------------- ------------- -------------- --------------
                                                  (150,085)       31,130       (112,217)        63,490
                                              ------------- ------------- -------------- --------------

  Net income (loss) before extraordinary gain   (3,832,688)     (131,418)    (3,394,414)        30,982
                                              ------------- ------------- -------------- --------------

Extraordinary gain net of income tax                     -       416,263              -              -
                                              ------------- ------------- -------------- --------------

     NET EARNINGS (LOSS)                      $ (3,832,688) $    284,845  $  (3,394,414) $      30,982
                                              ============= ============= ============== ==============

Net earnings (loss) per common share -
 basic and dilutive
   Net loss before extraordinary gain         $      (0.21) $      (0.01) $       (0.17) $           -
   Extraordinary gain                                    -          0.02              -              -
                                              ------------- ------------- -------------- --------------
   Net earnings                               $      (0.21) $       0.01  $       (0.17) $           -
                                              ============= ============= ============== ==============

Weighted-average number of shares outstanding
   Basic                                        18,520,517    23,083,232     19,951,194     23,086,504
   Diluted                                      18,520,517    23,130,576     19,951,194     23,133,848
                                              ============= ============= ============== ==============




The accompanying notes are an integral part of these statements.


                 Pacific WebWorks, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                               For the
                                                                             six months
                                                                            ended June 30,
                                                                          2001          2002
                                                                     ------------- --------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
   Net income (loss)                                                 $ (3,832,688) $     284,845
   Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation & amortization                                       1,175,733         95,860
      Issuance of  options and warrants for compensation                   54,979         72,429
      Impairment loss                                                   2,688,300              -
      Bad debt expense                                                     35,987         51,255
      Loss on sale or abandonment of property and equipment                69,319          7,500
      Other adjustments                                                    32,997              -
      Extraordinary gain                                                        -       (416,263)
    Changes in assets and liabilities (Net of effects of acquisitions)
      Receivables                                                          70,008           (319)
      Prepaid expenses and other assets                                   247,558        115,345
      Accounts payable and accrued liabilities                             93,178        (82,721)
      Deferred revenue                                                 (1,568,094)        15,285
                                                                     ------------- --------------

      Total adjustments                                                 2,899,965       (141,629)

      Net cash provided by (used in) operating activities                (932,723)       143,216
                                                                     ------------- --------------
  Cash flows from investing activities
    Purchases of property and equipment                                   (72,127)       (15,397)
    Proceeds from sale of property and equipment                           14,412              -
    Cash acquired in acquisitions                                           5,058              -
                                                                     ------------- --------------

      Net cash used in investing activities                               (52,657)       (15,397)
                                                                     ------------- --------------

  Cash flows from financing activities
    Overdraft in bank                                                      23,766              -
    Proceeds from issuance of notes payable                               900,000              -
    Cash received for contributed capital                                   1,475              -
    Proceeds from stock subscription                                            -         40,000
    Principal payments of long-term obligations                           (49,860)          (460)
                                                                     ------------- --------------

      Net cash provided by financing activities                           875,381         39,540
                                                                     ------------- --------------

      Net increase (decrease) in cash and cash equivalents               (109,999)       167,359

Cash and cash equivalents at beginning of period                          163,801        249,813
                                                                     ------------- --------------

Cash and cash equivalents at end of period                           $     53,802  $     417,172
                                                                     ============= ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                             $      3,401  $           -
  Cash paid for income taxes                                                    -              -
Non-cash financing activities:
  Issuance of common stock for prepaid services, deposit and rent    $    418,600  $           -
  Purchase of Logio subsidiary for stock                                2,450,000              -
  Issuance of common stock for subscription                             1,600,000              -
  Payables and interest converted to notes                                 61,664              -
  Issuance of stock for prepaid insurance policy                                -          3,671
  Forgiveness of note payable                                                   -        216,580











The accompanying notes are an integral part of these statements.



             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC, and Logio, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. World Commerce Network, LLC and Logio, Inc. are inactive subsidiaries.

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

                          June 30, 2002
                           (Unaudited)

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

Previously, the Company followed Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the six months ended June 30, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $911,532 in losses relating to the impairment of
certain long-lived assets in Logio, Inc.   The Company also recorded
$1,776,768 during the six months ended June 30, 2001 in impairments related to the goodwill of the Logio, Inc. and World Commerce Network subsidiaries.

Business Combinations and Goodwill
----------------------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has performed an internal impairment test of goodwill and believes there is currently no material effect on the Company's results of operations and financial position.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 3,630,409 related to options and 6,852,656 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                   Six months ended June 30,
                                                      2001          2002
                                                 ------------- --------------
Common shares outstanding during the period        22,626,688     23,086,504
Weighted average common shares issued               4,106,171          3,272
Weighted average common shares used
   in basic earnings (loss) per share              18,520,517     23,083,232
                                                 ------------- --------------
Dilutive effects of potentially issuable
   common shares (warrants)                                 -         47,344
                                                 ------------- --------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share             18,520,517     23,130,576
                                                 ============= ==============



                                                 Three months ended June 30,
                                                       2001        2002
                                                 ------------- --------------
Common shares outstanding during the period        22,626,688     23,086,504
Weighted average common shares issued               2,675,494              -
Weighted average common shares used
   in basic earnings (loss) per share              19,951,194     23,086,504
                                                 ------------- --------------
Dilutive effects of potentially issuable
   common shares (warrants)                                 -         47,344
                                                 ------------- --------------
Weighted average number of common shares
  and dilutive potential common stock used
   in diluted earnings (loss) per share            19,951,194     23,133,848
                                                 ============= ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained operating losses since inception. In addition, although the Company had positive cash flows form operations of $143,216 during the six months ended June 30, 2002, it had negative cash flows from operations of $1,150,272 during the year ended December 31, 2001 and $932,723 during the six months ended June 30, 2001. The company had negative working capital of $839,404 at June 30, 2002 and $1,337,890 at December 31, 2001. As
a result, the Company has relied significantly upon equity and debt funding in the past to support certain of its operations.

The Company is working through various matters related to disputes with a vendor and creditors, which may impact its cash position (see Note 9).

The Company has taken steps to reduce its burn rate in order to meet its monthly cash requirements from operations with its reoccurring monthly cash revenues. This has been accomplished through a reduction in personnel, relocation to lower-cost office facilities, consolidation of Intellipay operations to our Salt Lake City operations center and other expense reduction activities. As a result of this, the company has been cash flow positive through the six months ended June 30, 2002. The Company has also focused its immediate attention to the operations and growth of its core business units:
Pacific WebWorks, Inc. and Intellipay, Inc.

The Company expects to further generate positive cash flows from operations through continued business development and sales activities. Though not planned, further equity placements and debt issuance may be required to support operations, to pay existing liabilities of the Company or to support growth.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:    December 31,     June 30,
                                                      2001          2002
                                                 ------------- --------------

     Computer Equipment                          $    421,770  $     419,715
     Equipment                                         83,961         75,291
     Software                                          83,971         84,144
     Furniture and Fixtures                            95,112         94,157
     Leasehold Improvements                                 -          2,943
                                                 ------------- --------------
                                                      684,814        676,250
     Less Accumulated Depreciation                   (421,986)      (500,368)
                                                 ------------- --------------
                                                 $    262,828  $     175,882
                                                 ============= ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 4 - OTHER ASSETS

Other assets include the following:               December 31,     June 30,
                                                      2001           2002
                                                 ------------- --------------
     Goodwill                                    $  6,628,642  $   2,946,253
     Acquired technology                              824,480              -
     Other                                             19,250          7,806
                                                 ------------- --------------

                                                    7,472,372      2,954,059
                                                 ------------- --------------

     Accumulated amortization                      (2,730,950)             -
     Impairment losses                             (1,776,768)             -
                                                 ------------- --------------

                                                 $  2,964,654  $   2,954,059
                                                 ============= ==============

NOTE 5 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities
-------------------
Accrued liabilities consist of the following:     December 31,     June 30,
                                                      2001           2002
                                                 ------------- --------------

     Payroll related liabilities                 $    147,162  $     102,911
     Interest payable                                  58,894         30,055
     Contingent reseller commissions                   65,690         39,790
     Contingent liabilities                            30,000         30,000
     Other                                                182            184
                                                 ------------- --------------
                                                 $    301,928  $     202,940
                                                 ============= ==============

Payroll related liabilities totaling $102,911 at June 30, 2002 include approximately $38,000 in estimated taxes and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc. In June 2002 the Internal Revenue Service informed Intellipay, Inc. that it accepted abatement to all penalties incurred. As a result of this, Intellipay changed its estimated liability for penalties to zero and recorded a $42,036 gain in other income during the three and six month periods ended June 30, 2002. Intellipay, Inc. is currently attempting to negotiate an installment plan with the Internal Revenue Service for the remaining liability.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 5 - ACCRUED AND OTHER LIABILITIES - CONTINUED

Other current liabilities
-------------------------
Other current liabilities consist of estimated customer refunds and recourse obligations to a leasing company that funded customer purchases and placed them on a payment plan during 2000. The Company is responsible for recourse on leases in which customers have not made first payment. Estimated recourse obligations and other estimated refunds approximate $225,000 at June 30, 2002 and $222,000 at December 31, 2001 for all companies under consolidation.

NOTE 6 - LIABILITIES PAST DUE AND IN DEFAULT

As of June 30, 2002, the Company's subsidiary, Logio, Inc., is in default of capital lease obligations approximating $439,000. Logio has other payables past due approximating $177,000, which includes a note payable in default approximating $120,000, and Logio has an overdraft of approximately $24,000 with a bank.

As of June 30, 2002, the Company's subsidiary, World Commerce Network has payables past due approximating $64,000.

In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc. defaulted on its operating lease for office space in Fremont, California. The lease agreement requires payment of approximately $5,700 per month through December 2003.

NOTE 7 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of June 30, 2002.

As of June 30, 2002, approximately 3,630,000 options were outstanding at exercise prices ranging from $0.75 to $3.53 per share and approximately 6,900,000 warrants were outstanding, with 6,200,000 of these warrants exercisable at prices ranging from $0.30 to $7.50 per share. As of June 30, 2002, approximately 2,127,000 options were exercisable at exercise prices ranging from $0.75 to $3.53 per share. Options forfeited during the six months ended June 30, 2002 approximate 10,076 at exercise prices ranging from $0.75 to $0.87 per share.

Options expire through April 2011 and warrants expire through April 2006.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY - CONTINUED

Issuance of stock
------------------
In March 2002, the Company issued a total of 9,816 shares of its common stock as a prepayment for certain insurance services totaling $3,671. The services will be provided and related expenses will be recognized over the one-year period in which the services are to be received by the Company.

Warrants granted
----------------
On May 14, 2002, the Company granted warrants to purchase an aggregate of 1,300,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services to be received over the course of one year. The exercise prices of the warrants are 600,000 at $0.30, which vest immediately; 400,000 at $0.50, which vest on September 15, 2002; and 300,000 at $0.90, which vest on December 31, 2002. All of the warrants have a two year expiration.

NOTE 8 - EXTRAORDINARY GAIN

In January 2002, World Commerce Network settled a liability, approximating $12,000, for $1 in value with a printing company.

Also in January 2002, World Commerce Network settled its liabilities with U.S. Merchant Systems, a former member, approximating $433,000 for approximately $29,000 in cash and receivables. World Commerce Network has been unconditionally forgiven and released from these liabilities in the settlement agreement.

The total of the settlement, release and forgiveness of these liabilities approximates $416,000 and has been recorded as an extraordinary gain on the statement of operations for the six months ended June 30, 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)


NOTE 9 -  COMMITMENTS AND CONTINGENCIES

Threatened litigation
---------------------
In April 2001, one of World Commerce Network's former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company. The vendor seeks approximately $65,000 plus interest. The Company is defending the claim and believes the amount should be reduced based upon the vendor's performance and other disputes. The Company has filed an answer to the complaint and further
litigation is pending.   The Company has recorded amounts in the consolidated
financial statements representing its estimated liability for this matter. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint, if any.

In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. On April 10, 2002, the Company was notified by the Sate of Utah Labor Commission of an additional conference that took place in June 2002 related to the former employee's appeal to the Company's dismissal in this matter. In the June 2002 conference, the Company and Mr. Renfro were each instructed by the judge to retain counsel as the appeal will now be in the court system rather than before the State of Utah Labor Commission. A non-definitive trial date has been set in 2003 for this appeal. Mr. Renfro has not stated an amount of any claimed damages as of June 30, 2002.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 10 - SEGMENT REPORTING

Segment reporting by business unit follows:


                                   Pacific
Six months ended June 30, 2001(a)  WebWorks      Intellipay   WCN           Logio(b)
---------------------------------  ------------- ------------ ------------- ------------
Current assets                     $    388,987  $    50,304  $     54,791  $         -

Total assets                          6,499,623      324,547        54,791      156,329

Current liabilities                   1,688,652      172,405       664,479      701,195

Total liabilities                     1,688,652    1,357,152     1,365,563      814,778

Revenues, net                      $    528,434  $   511,416  $  1,071,942  $         -

Income (loss) from operations        (1,485,186)    (105,931)      906,578     (308,555)

Net income (loss)                  $ (3,323,879) $  (127,274) $    871,523  $(1,251,832)

____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Logio included from acquisition date of February 8, 2001 to June 30, 2001.









                                    14


                  Pacific WebWorks, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2002
                                (Unaudited)

NOTE 10 - SEGMENT REPORTING - CONTINUED


                                   Pacific
Six months ended June 30, 2002(a)  WebWorks      Intellipay   WCN           Logio
---------------------------------  ------------- ------------ ------------- ------------
Current assets                     $    493,957  $    32,157  $        416  $         -

Total assets                          5,677,816       89,412           416       58,077

Current liabilities                     313,871      137,037       235,384      679,642

Total liabilities                       313,871    1,480,964       912,181      828,197

Revenues, net                      $    623,201  $   491,844  $          -  $         -

Income (loss) from operations          (160,115)      44,260          (159)     (46,532)

Extraordinary gain                            -            -       416,263            -

Net income (loss)                  $   (110,365) $    (3,001) $    416,103  $   (17,892)

____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.



NOTE 11 - MARKET RISK

The Company distributes its products and services primarily through its active third party resellers. During the six months and three months ended June 30, 2002 approximately $391,000 and $275,000, respectively, of total net sales derived from monthly hosting and gateway services represents customer portfolios acquired through the company's largest active reseller's efforts. Customer acquisition from this active reseller channel accounts for approximately 42% and 59% of total hosting and gateway related sales (net) for the six months and three months ended June 30, 2002, respectively.

Approximately 59% of net accounts receivable at June 30, 2002 relate to amounts owed to the Company from resellers for hosting and gateway fees collected.

Commissions expense to resellers for hosting and gateway fees collected by the Company approximate $104,000, and $61,000 for the six months and three months ended March 31, 2002, respectively, and are included in cost of sales.

The Company's sales plan is currently centered on the accumulation of a monthly hosting and gateway services portfolio of customers through large resellers.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002
                           (Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Discontinued operations
-----------------------
On July 1, 2002 in a meeting of the Pacific WebWorks, Inc. Board of Directors, it was resolved that World Commerce Network, LLC and Logio, Inc. would be merged into a single legal entity. It was further resolved that Logio, Inc., as merged with World Commerce Network, LLC, be discontinued and possibly sold.


Stock options granted
---------------------
On July 1, 2002 a meeting of the Pacific WebWorks, Inc. Board of Directors, it was resolved that additional stock options would be granted to employees. On July 23, 2002, the Company granted 595,000 options, each to purchase one share of Pacific WebWorks, Inc. common stock at an exercise price of $0.14 per share, which represents the fair market value of the trading shares on the date of grant. The options vest ratably over two years of employee service and expire on July 23, 2007.

     In this report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.


                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWork's control. These factors include but are not limited to economic conditions generally and in the industries in which Pacific WebWorks may participate; competition within Pacific WebWork's chosen industry, including competition from much larger competitors; technological advances; and failure by Pacific WebWorks to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     Beginning in the second quarter of 2000 and continuing through 2002, management has taken several steps to restructure our operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. For the six month period ended June 30, 2002, we recorded net earnings of $284,845; however, we recorded net losses for the past two fiscal years and operating losses since inception. We are able to support our recurring day-to-day cash operation expenses with recurring cash inflows, but we are dependent on a few significant resellers, who were responsible for approximately 59% of our 2002 six month period revenues. Certain capital leases are in default in one of our development stage subsidiaries and one subsidiary recently defaulted on its operating lease for office space. Also, we have negative working capital of $839,404 as of June 30, 2002, and are unable to satisfy our current liabilities with cash on hand and must negotiate with our creditors.

     We have three subsidiaries: IntelliPay, Inc., World Commerce Network, L.L.C. and Logio, Inc. On April 4, 2000, we completed the acquisition of IntelliPay, Inc., a Delaware corporation, who specializes in providing online, secure and real-time payment processing services for businesses of all sizes. World Commerce Network, LLC was created in December 1999 as a marketing
company.   The members included Pacific WebWorks and U.S. Merchant Systems,
Inc.   Its mission was to sell the products of Pacific WebWorks, U.S. Merchant
Systems and IntelliPay. From December 1999 through July 2000 World Commerce conducted seminars focused on small business owners and home business Internet users. World Commerce ceased seminar operations in June 2000.

     In October 2000 we began the process to acquire Logio, Inc., formerly
WordCruncher Internet Technologies, Inc.   Logio was a development stage
company historically engaged in the development and marketing of a focused Internet directory and search engine which served the needs of the business professional. Logio ceased development of its products due to funding and market constraints shortly after the merger. In July 2002, our Board of Directors approved the merger of World Commerce and Logio into a single entity. Management is moving forward with this reorganization and is considering the possibility of selling this entity.

Acquisition Treatment

     In February 2001 we completed the acquisition of Logio, Inc., a Nevada corporation. We acquired Logio in an arms length transaction by issuing approximately 2.8 million shares of our common stock for 18,425,830 shares of Logio common stock. This transaction was valued at approximately $2,450,000. In 2001, goodwill of $1,855,388 was to be amortized over three years; however, the goodwill was impaired in full in 2001. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Logio's results of operations are included with ours from the closing date and its consolidated assets and liabilities are recorded at their fair values at the same date.

Results of Operations

     The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the 2002 second quarter and the six month period ended June 30, 2002 and 2001. The following discussions should be read in conjunction with the financial statements included with this report.

     Net Revenues - We receive revenues primarily from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Net revenues decreased $989,842 for the six month period ended June 30, 2002, compared to the 2001 six month period. Net revenues decreased $191,851 for the 2002 second quarter compared to the 2001 second quarter. These decreases were primarily a result of our shift in business plan from seminars to business development and reseller distribution, which changed our focus from retail to wholesale, with emphasis upon increasing our customer portfolio of monthly recurring fees.

     Cost of Sales and Gross Profits - These costs include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales decreased $117,900 for the 2002 six month period and $4,974 for the 2002 second quarter compared to the same periods in 2001. The decreases in cost of sales in the 2002 year were primarily related to personnel reductions and streamlined operations. As a result of decreases in our sales, gross profits decreased $871,942 for the 2002 six month period compared to the 2001 six month period and $186,877 for the 2002 second quarter compared to the 2001 second quarter.

     Total Operating Expenses - Total operating expenses decreased $4,391,997 for the 2002 six month period compared to the 2001 six month period, and decreased $3,436,566 for the 2002 second quarter compared to the comparable 2001 quarter. These decreases for the 2002 periods were primarily the result of impairment losses recorded in the 2001 periods related to our subsidiaries and the resulting decreases to depreciation expense. These expenses and losses are discussed in more detail below.

     Selling Expenses - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses decreased $165,005 for the 2002 six month period and $41,794 for the 2002 second quarter compared to the 2001 comparable periods. The decrease in selling expenses occurred due to a reduction in work force from as many as twelve employees in the 2001 six month period to approximately five in the 2002 six month period.

     Research and Development Expenses - Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $90,372 for the 2002 six month period and $24,512 for the 2002 second quarter as compared to the related 2001 periods. The decrease resulted primarily from a reduction in personnel from as many as nine employees in the 2001 six month period to approximately five during the 2002 six month period.

     General and Administrative Expense - General and administrative expenses consist of all finance and administrative and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $386,245 for the 2002 six month period and $231,589 for the 2002 second quarter compared to the same time periods in 2001. The decreases were due to reduction in personnel, automation of certain administrative and financial processes, discontinuation of investor relations in foreign markets and moving our offices to a less expensive office building.

     Depreciation and Amortization - These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses decreased $1,079,525 for the 2002 six month period and $559,638 for the 2002 second quarter compared to the 2001 comparable periods. These expenses decreased in the 2002 periods due to an impairment of $911,532 related to certain long-lived assets of Logio recorded during the 2001 second quarter. Also, we adopted new accounting principles which no longer allow the amortization of $2,946,253 of goodwill related to IntelliPay.

     Compensation Expense for Options and Warrants - These expenses relate to warrants granted to consultants in 2001 and 2002, which expire through April 2006. For the 2002 six month period we recognized $72,429 of compensation expense related to these warrants and for the 2002 second quarter we recognized $28,661. This compensation expense represents the fair market value of the warrants.

     Impairment Loss - We did not recognize any impairment losses for the 2002 second quarter and six month period. However, as a result of certain events and management's assessment of impaired assets, we recorded an impairment loss of $2,688,300 for the 2001 six month period and $2,565,615 for the 2001 second
quarter.   These impairment losses were related to the goodwill and certain long-lived assets of Logio and World Commerce Network, our two inactive subsidiaries.

     Total Other Income (Expense) - We recorded total other income of $31,130 for the 2002 six month period compared to total other expense of $150,085 for the 2001 six month period. For the 2002 second quarter we recorded total other income of $63,490 compared to total other expense of $112,217 for the 2001 second quarter. The total other income for the 2002 periods was primarily the result of the abatement of penalties and interest related to IntelliPay's estimated past due payroll taxes, which were included in the total other expenses in the 2001 periods. In addition, interest expense was reduced in the 2002 periods due to the settlement and forgiveness in January 2002 of a note payable and the repayment of approximately $1,200,000 in debt in July 2001.

     Extraordinary Gain. - In January 2002 World Commerce settled liabilities with a printing company and U.S. Merchant Systems, a former member of World Commerce. The settlement, release and forgiveness of these liabilities approximated $416,000 and was recorded as an extraordinary gain for the 2002 six month period.

     Net Earnings (Loss) - We recorded net earnings of $284,845 for the 2002 six month period compared to a net loss of $3,832,688 for the 2001 six month period. Net earnings for the 2002 second quarter were $30,982 compared to net losses of $3,394,414 for the 2001 second quarter. We recorded net earnings per common share of $0.01 for the 2002 six month period compared to a net loss per common share of $0.21 for the 2001 six month period. We recorded net earnings per common share of $0 for the 2002 second quarter compared to a net loss of $0.17 for the 2001 second quarter.

Liquidity and Capital Resources

     As a result of our marketing and sales strategies shifting away from costly seminars to business development during late 2000, our monthly cash inflow decreased substantially during the 2001 year and remained down for the first part of 2002. During the 2001 fiscal year, we took steps to reduce our burn rate in order to meet our monthly cash requirements from operations.
This was accomplished through reductions in personnel, consolidation of operations, relocation to lower-cost office facilities and other expense reduction activities. For the six month period ended June 30, 2002, and during the 2002 second quarter, we met our operational and cash flow goals; however, we must address our liabilities through further negotiation and payments. We have consolidated payables past due and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities and the liabilities of our subsidiaries. We expect to continue to generate positive cash flows through further development of business and sales.

     As a result of these steps, we recorded positive cash flows from operations of $143,216 for the six month period ended June 30, 2002. However, we had negative cash flows from operations of $1,150,272 during the year ended December 31, 2001 and negative cash flows from operations of $932,723 during the six months ended June 30, 2001. Management expects to continue to generate positive cash flows from operations through continued business development and sales activities.

     At June 30, 2002, we had $417,172 cash and cash equivalents compared to $249,813 as of December 31, 2001. Total current assets at June 30, 2002, were $526,530 compared to $541,096 at the 2001 year end. Total current liabilities were $1,365,934 at June 30, 2002, compared to $1,878,986 at the 2001 year end.
Our accumulated deficit totaled $12,806,790 at June 30, 2002, compared to $13,091,636 at the 2001 year end. Net cash provided by operating activities for the 2002 six month period was $143,216 compared to $ 932,723 net cash used in operating activities for the 2001 six month period. Net cash used in investing activities for the 2002 six month period was $15,397, compared to $52,657 net cash used for the 2001 six month period. Net cash provided by financing activities was $39,540 for the 2002 six month period compared to
$875,381 for the 2001 six month period.   Financing activities for the 2002
six month period were primarily sale of stock from the exercise of warrants compared to the financing activities for the 2001 period which were primarily proceeds from issuance of notes payable.

     Our commitments consist primarily of an operating lease for our Salt Lake
City office, which approximates $8,000 per month as of June 30, 2002.   In
February 2002, in an effort to improve operational efficiencies, we closed IntelliPay's physical office located in Fremont, California. In May 2002 IntelliPay defaulted on its operating lease, which requires $5,650 per month through December 2003. As of the date of this filing, we have successfully moved IntelliPay's technological infrastructure to Salt Lake City, Utah.

     Our total current liabilities as of June 30, 2002, reflect primarily accounts payable, accrued liabilities, payables past due and capital leases in default. As a result, we are working through various matters related to liabilities and disputes with vendors and other creditors which may affect our cash position. Management intends to negotiate resolutions for these liabilities and disputes.

      A portion of our total consolidated current liabilities at the six month period ended June 30, 2002, was $202,940 of accrued liabilities primarily related to payroll liabilities, interest payables, and contingent liabilities. IntelliPay owed past due taxes for the period prior to and immediately after
its acquisition by Pacific WebWorks.   In June 2002 the Internal Revenue
Service accepted an abatement to all penalties incurred related to the estimated tax, penalties and interest. As a result, we have adjusted the estimated liability for the 2002 six month period. IntelliPay is attempting to negotiate an installment plan for the remaining liability with the Internal Revenue Service.

     Our consolidated liabilities also consist of estimated refunds and recourse obligations from a leasing company that funded customer purchases and placed these customers on a payment plan during 2000. These refunds and recourse obligations were primarily related to the seminar marketing activities of World Commerce. These refunds and recourse obligations were estimated at $225,000 at June 30, 2002. World Commerce also had approximately $64,000 in other payables and payables past due as of June 30, 2002.

     Capital leases in default also represent a portion of our consolidated liabilities. Prior to our acquisition of Logio, its management had temporarily ceased development and operations of its Internet products. As a result, it was unable to make payment on some of its capital lease obligations. It defaulted on a licensing agreement with Oracle Corporation and capital lease agreements with Sun Microsystems Finance. The default on these capital lease agreements totaled approximately $439,000, resulting in an impairment loss of long lived assets of $911,532. In addition, as of June 30, 2002, Logio had approximately $177,000 in past due payables.

     In May 2001 we entered into a unit purchase agreement with four accredited investors to sell 4,000,000 units for $1,600,000. Each unit consisted of one common share and a warrant to purchase one common share at an exercise price of $0.80. Pursuant to the agreement, the shares issued in the private placement were placed in escrow and the $1.6 million was also placed in escrow. Three of the investors assumed $1.2 million of our outstanding debt at that time, which represented agreements we entered into in fiscal year 2000 with the holders of a majority of our debt to convert those debts into equity. The investors took new notes payable, with 15% interest, and payable on the earlier of September 20, 2001, or at such time as we received up to $1 million in equity financing. These notes payable were also placed in the escrow. Subsequently, $1.6 million was released from the escrow in July 2001, which paid in full $1,214,000 of notes payable, with interest, $10,000 was paid to the escrow agent and the remaining $376,000 was funded to Pacific WebWorks.

Financing

     Although we are meeting our operational and cash flow goals, we must address our liabilities through further negotiation and payments. We have consolidated payables past due and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities and the liabilities of our subsidiaries.

     Warrants granted as part of our equity transactions may provide an additional source of funding. As of June 30, 2002, we had outstanding warrants to purchase 6,900,000 common shares which may result in maximum proceeds of $7,975,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all of the warrants will be exercised before their expiration through April 2006.

     We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 to $2 million in 2003 to continue to keep up with technological improvements and further our business development strategies. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans or growth, which could have a material adverse effect on us.

     We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

     We intend to structure private placements, if any, of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Factors Affecting Future Performance

..     We are dependent on the efforts of our resellers for our continued
      growth. The loss of these resellers, without immediate replacement, would result in a decrease in our growth at its current rate and revenues may be adversely affected.

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


                   PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On February 12, 2001, Pacific WebWorks received notice of Charge No. A1-0184 filed with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by Andrew Renfro, a former employee. Mr. Renfro claimed that he was forced to resign as our sales manager due to demotions and pay cuts based on differential treatment based on his race and color. We responded to the request for information from the Labor Commission and stated that we believed Mr. Renfro was treated fairly while he was
employed by Pacific WebWorks.   An informational hearing was conducted on
January 18, 2002, and an Order was issued on February 28, 2002, dismissing all charges related to the matter. Mr. Renfro appealed that decision and management attended a conference in June 2002 in which the court instructed the parties to retain counsel due to the appeal moving to the trial court level. A non-definitive trial date for this appeal has been set for 2003.
Mr. Renfro has not identified any remedy or the amount of damages he is seeking.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Pacific WebWorks from April 1, 2002 through a recent date.

     On July 1, 2002, our Board of Directors approved the grant of options to employees to purchase 595,000 shares of common stock. The options have an exercise price of $0.14 per share and vest ratably over two years of employee service, and expire on July 23, 2007. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On May 14, 2002, we granted warrants to purchase an aggregate of 1,300,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services. The exercise prices of the warrants are 600,000 shares at $0.30, which vest immediately; 400,000 shares at $0.50 which vest September 15, 2002; and 300,000 shares at $0.90, which vest December 31, 2002. All of the warrants have a two year expiration. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Registration

     On June 24, 2002, we filed a post-effective amendment to our registration statement on Form SB-2, File No. 333-64104. The Securities and Exchange Commission granted acceleration of the effective date of that registration statement as July 30, 2002. As a result, 5,600,000 common shares which may be issued upon the exercise of warrants that we issued in prior years will be registered shares under the Securities Act of 1933.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits

Exhibit
Number          Description
------    ----------------------------------------------------------------
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

 10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

 10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)

 10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 11, 2001 (Incorporated by reference to exhibit No. 10.3 for Form 10-K, filed March 26, 2002)

 10.4     Strategic Reseller Agreement with U.S. Merchant Systems
          (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, file No. 0-26731, filed July 16, 1999)

 10.5 Purchase Agreement between Pacific WebWorks and U.S. Merchant Systems, Inc., dated February 22,1999 (Incorporated by reference to exhibit No. 2.3 for Form 10-K, filed March 10, 2000)

 10.6 Registration Rights Agreement between Pacific WebWorks and Midwest First National, Inc. and Condiv Investments, Inc. and Columbia Financial Group, dated February 22, 2000 (Incorporated by reference to exhibit No. 10.11 for Form S-1 Registration Statement, as amended, File No. 333-38026, filed June 12, 2000.)

 10.7 Registration Rights Agreement between Pacific WebWorks and Investors, dated May 30, 2001 (Incorporated by reference to exhibit
          10.14 to Form SB-2, as amended, File No. 333-64104, filed July 16,
          2001)

 10.8 Consultant Agreement between Pacific WebWorks and Summit Resource Group, Inc., dated May 14, 2002 (Incorporated by reference to exhibit 10.7 to Form SB-2, as amended, File No. 333-64104, filed June 24, 2002)

 21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit No. 21.1 to Form 10-K, filed April 2, 2001)

(b)  Reports on Form 8-K.

     On July 30, 2002, we filed a current report on Form 8-K under Item 5 regarding the effective date of our post-effective amendment to our registration statement on Form SB-2.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PACIFIC WEBWORKS, INC.


        8/9/02                       /s/ Christian R. Larsen
Date: ________________         By: _____________________________________
                                     Christian R. Larsen
                                     President and Director




        8/9/02                       /s/ Kenneth W. Bell
Date: ________________         By: _____________________________________
                                     Kenneth W. Bell
                                     C.E.O. and Director


        8/9/02                      /s/ Thomas R. Eldredge
Date: ________________         By: _____________________________________
                                     Thomas R. Eldredge
                                     Secretary/Treasurer and Chief Financial
                                     Officer