Form 10QSB/A
period 2002-06-30
PACIFIC WEBWORKS INC
filed 2002-08-21
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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



      THIS REPORT HAS BEEN AMENDED TO INCLUDE CERTIFICATIONS

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



                              PACIFIC WEBWORKS, INC.


        8/20/02                       /s/ Christian R. Larsen
Date: ________________         By: _____________________________________
                                     Christian R. Larsen
                                     President and Director




        8/20/02                       /s/ Kenneth W. Bell
Date: ________________         By: _____________________________________
                                     Kenneth W. Bell
                                     C.E.O. and Director


        8/20/02                      /s/ Thomas R. Eldredge
Date: ________________         By: _____________________________________
                                     Thomas R. Eldredge
                                     Secretary/Treasurer and Chief Financial
                                     Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Pacific Webworks, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as amended, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth W. Bell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Kenneth W. Bell
__________________________________________________
Kenneth W. Bell, Chief Executive Officer
August 20, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Pacific Webworks, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as amended, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas R. Eldredge, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Thomas R. Eldredge
__________________________________________________
Thomas R. Eldredge, Chief Financial Officer
August 20, 2002