Form 10QSB
period 2002-09-30
PACIFIC WEBWORKS INC
filed 2002-11-12
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2002

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

                  180 South 300 West, Suite 400
                    Salt Lake City, Utah 84101
                          (801) 578-9020
  (Address and telephone number of principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

As of October 22, 2002, the Registrant had a total of 23,359,473 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis.............................19

Item 3:  Controls and Procedures..........................................26

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................27

Item 2:  Changes in Securities and Use of Proceeds........................27

Item 6:  Exhibits and Reports on Form 8-K ................................27

Signatures and Certifications............................................29





                 PART I -- FINANCIAL INFORMATION
                 -------------------------------

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS
                                                    December 31, September 30,
                                                        2001         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    249,813  $    415,311
  Certificate of deposit                                      -       100,664
  Receivables
    Trade, less allowance for doubtful
      receivables of $53,107 in 2001
      and $19,012 in 2002                               112,414        30,198
    Employee                                                768             -
  Prepaid expenses                                      140,210        56,691
                                                   ------------- -------------

      Total current assets                              503,205       602,864
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     262,828       167,084

OTHER ASSETS                                          2,964,654     3,176,603
                                                   ------------- -------------

                                                   $  3,730,687  $  3,946,551
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - reseller                                     -       193,752
  Accounts payable                                      100,339        80,123
  Accrued liabilities                                   278,034       213,442
  Deferred revenue                                      109,668       121,589
  Net current liabilities from
    discontinued operations                           1,353,054       457,992
                                                   ------------- -------------

      Total current liabilities                       1,841,095     1,066,898
                                                   ------------- -------------

STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 23,359,473
   in 2001 and 23,076,688 in 2002                        23,077        23,360
  Additional paid-in capital                         14,998,151    15,127,832
  Common stock subscriptions                            (40,000)            -
  Accumulated deficit                               (13,091,636)  (12,271,539)
                                                   ------------- -------------

      Total stockholders' equity                      1,889,592     2,879,653
                                                   ------------- -------------

                                                   $  3,730,687  $  3,946,551
                                                   ============= =============


 The accompanying notes are an integral part of these statements.



                  Pacific WebWorks, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)


                                             Nine months ended            Three months ended
                                               September 30,                 September 30,
                                           2001           2002           2001            2002
                                      -------------- -------------- -------------- ---------------
Revenues, net
 Software, access and license fees    $     611,256  $     120,829  $     124,354  $       39,540
 Hosting, gateway and maintenance fees      827,624      1,653,996        330,732         729,123
 Training, design and other                  65,363        133,878         18,244          24,995
                                      -------------- -------------- -------------- ---------------
                                          1,504,243      1,908,703        473,330         793,658

Cost of sales                               305,743        371,136         75,504         133,058
                                      -------------- -------------- -------------- ---------------

   Gross profit                           1,198,500      1,537,567        397,826         660,600

Selling expenses                            464,279        226,745        164,372          57,994
Research and development                    342,732        242,854         88,087          78,149
General and administrative                1,231,750        942,213        383,019         410,926
Depreciation and amortization             1,537,874        124,096        365,556          28,236
Compensation expense for options
  and warrants                              188,782         93,537        133,803          21,108
Impairment loss - goodwill                1,776,768              -              -               -
                                      -------------- -------------- -------------- ---------------

   Total operating expenses               5,542,185      1,629,445      1,134,837         596,413
                                      -------------- -------------- -------------- ---------------

   Net earnings (loss) from operations   (4,343,685)       (91,878)      (737,011)         64,187
                                      -------------- -------------- -------------- ---------------
Other income (expense)
 Loss on sale or abandonment of assets      (69,319)        (7,500)             -               -
 Interest income and other                    5,332          5,630            181           2,743
 Interest expense                           (61,071)        (7,218)       (16,335)         (2,113)
 Penalties                                        -        (21,388)             -               -
 Abatement of penalties                           -         42,036              -               -
 Other income (expense), net                 49,941          5,353         13,804          13,815
                                      -------------- -------------- -------------- ---------------
                                            (75,117)        16,913         (2,350)         14,445
                                      -------------- -------------- -------------- ---------------
   Net income (loss) from continuing
    operations before income taxes       (4,418,802)       (74,965)      (739,361)         78,632

Income Taxes
 Expense                                    (80,097)             -        (15,958)        (32,910)
 Benefit                                          -        374,610              -         224,019
                                      -------------- -------------- -------------- ---------------
                                            (80,097)       374,610        (15,958)        191,109
                                      -------------- -------------- -------------- ---------------
   Net income (loss) from continuing
    operations                           (4,498,899)       299,645       (755,319)        269,741

Discontinued operations
 Gain (loss) from operations (net of
   income tax)                             (111,279)       254,941        (22,171)              -
 Gain on disposal (net of income tax)             -        265,511              -         265,511
                                      -------------- -------------- -------------- ---------------
   Total gain (loss) from
    discontinued operations                (111,279)       520,452        (22,171)        265,511

   NET EARNINGS (LOSS)                $  (4,610,178) $     820,097  $    (777,490) $      535,252
                                      ============== ============== ============== ===============
Net earnings (loss) per common
share  - basic and dilutive
  Net income (loss) from
    continuing operations             $       (0.23) $        0.02  $       (0.03) $         0.01
  Gain (loss) from discontinued
    operations                                    -           0.02              -            0.01
                                      -------------- -------------- -------------- ---------------
    Net earnings (loss)               $       (0.23) $        0.04  $       (0.03) $         0.02
                                      ============== ============== ============== ===============
Weighted-average number of shares
outstanding - basic and diluted          19,927,725     23,114,653     22,693,355      23,177,494
                                      ============== ============== ============== ===============




     The accompanying notes are an integral part of these statements.




                  Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                             For the
                                                                            nine months
                                                                           ended Sept 30,
                                                                       2001            2002
                                                                   --------------- ---------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
 Net income (loss)                                                 $   (4,610,178) $      820,097
 Less: Loss (gain) from discontinued operations (net of taxes)            111,279        (520,452)
                                                                   --------------- ---------------
    Income (loss) from continuing operations                           (4,498,899)        299,645
 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation & amortization                                         1,537,874         113,262
    Issuance of  options and warrants for compensation                    188,782          93,537
    Impairment loss                                                     1,776,768               -
    Bad debt expense                                                       11,771         245,485
    Loss on sale or abandonment of property and equipment                  43,848           7,500
    Income taxes                                                           80,097        (374,610)
 Changes in assets and liabilities
    Receivables                                                            27,495        (212,401)
    Prepaid expenses and other assets                                     345,339         140,357
    Accounts payable and accrued liabilities                               12,521          13,122
    Deferred revenue                                                     (606,004)         11,921
                                                                   --------------- ---------------

      Total adjustments                                                 3,418,491          38,173

      Net cash provided by(used in) continuing operating activities    (1,080,408)        337,818
                                                                   --------------- ---------------
Cash flows from investing activities
 Purchases of property and equipment                                      (78,319)        (25,018)
 Proceeds from sale of property and equipment                               5,798               -
 Purchase of certificate of deposit                                             -        (100,664)
 Purchase of residual portfolio                                                 -         (60,000)
                                                                   --------------- ---------------

      Net cash used in investing activities                               (72,521)       (185,682)
                                                                   --------------- ---------------
Cash flows from financing activities
 Proceeds from issuance of notes payable                                  900,000               -
 Cash received for contributed capital                                      1,475               -
 Payment on note payable to reseller                                            -         (26,638)
 Net proceeds on issuance of stock                                        376,000               -
 Proceeds from stock subscription                                               -          40,000
 Principal payments of long-term obligations                                    -               -
                                                                   --------------- ---------------

      Net cash provided by financing activities                         1,277,475          13,362
                                                                   --------------- ---------------

      Net cash provided by (used in) continuing operations                124,546         165,498
      Net cash used in discontinued operations                            (32,736)              -
                                                                   --------------- ---------------

      Net increase (decrease) in cash and cash equivalents                 91,810         165,498

Cash and cash equivalents at beginning of period                          163,801         249,813
                                                                   --------------- ---------------

Cash and cash equivalents at end of period                         $      255,611  $      415,311
                                                                   =============== ===============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                           $       63,227  $        2,112
  Cash paid for income taxes                                                    -             900
Non-cash financing activities:
  Issuance of common stock for prepaid services, deposit and rent  $      488,600  $            -
  Purchase of Logio subsidiary for stock                                2,450,000               -
  Issuance of common stock for subscription                             1,214,000               -
  Issuance of stock for prepaid insurance policy                           70,000          36,427
  Purchase of residual portfolio with note                                      -         220,390
  Purchase of residual portfolio less net settlement of liabilities             -          48,030















     The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2002. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC, and Logio, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of World Commerce Network, LLC and Logio, Inc. have been discontinued as of July 1, 2002.

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

                       September 30, 2002
                           (Unaudited)

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

Revenues from up-front fees are deferred and recognized over the period services are performed (which is generally one year). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Previous to third quarter 2002, Pacific WebWork's largest reseller collected hosting amounts due from customers and Pacific WebWorks recorded net revenues as the amount paid to it by the reseller. During the third quarter 2002, Pacific WebWorks began collecting from that portfolio of hosting customers and purchased the remaining residual portfolio from the reseller (see Note 4). As a result of this transaction and change in relationship, revenues are currently recorded at the gross hosting price to customers.

Impairment of Long-Lived and Intangible Assets
----------------------------------------------
The Company has adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 prescribes, among other things, an accounting model for long-lived assets to be disposed of including sales and discontinued operations. The resulting adoption of this standard did not have a material impact on the Company's financial statements.

Previously, the Company followed Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the nine months ended September 30, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $1,776,768 in impairments related to the goodwill of the Logio, Inc. and World Commerce Network subsidiaries which have been discontinued.

Business Combinations and Goodwill
----------------------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has performed an internal impairment test of goodwill in first quarter 2002 and believes there is currently no material effect on the Company's results of operations and financial position based on the test.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2002
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - Continued

Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 3,855,409 related to options and 6,900,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                               Nine months ended September 30,
                                                      2001          2002
                                                -------------- --------------

Common shares outstanding during the period        15,008,342     23,076,688
Weighted average common shares issued               4,919,383         37,965
                                                -------------- --------------
Weighted average common shares used
  in basic earnings (loss) per share               19,927,725     23,114,653
                                                -------------- --------------
Dilutive effects of potentially issuable
  common shares (warrants)                                 -              -
                                                -------------- --------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share             19,927,725     23,114,653
                                                ============== ==============


                                              Three months ended September 30,
                                                       2001         2002
                                                -------------- --------------

Common shares outstanding during the period        22,626,688     23,086,504
Weighted average common shares issued                  66,667         90,990
                                                -------------- --------------
  Weighted average common shares used
  in basic earnings (loss) per share               22,693,355     23,177,494
                                                -------------- --------------
Dilutive effects of potentially issuable
  common shares (warrants)                                  -              -
                                                -------------- --------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share             22,693,355     23,177,494
                                                ============== ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)

NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained significant operating losses from inception until the year ended December 31, 2001. In addition, although the Company had positive cash flows form continuing operations of $337,818 during the nine months ended September 30, 2002, and negative cash flows from continuing operations of $1,080,408 during the nine months ended September 30, 2001. The company had negative working capital of $464,034 at September 30, 2002 and $1,337,890 at December 31, 2001. As a result, the Company has relied significantly upon equity and debt funding in the past to support certain of its operations.

The Company is working through various matters related to disputes with a vendor and creditors and other legal matters involving continuing and discontinued operations which may impact its cash position (see Notes 8 and 9).

The Company has taken steps to reduce its burn rate in order to meet its monthly cash requirements from operations with its reoccurring monthly cash revenues. This has been accomplished through a reduction in personnel, relocation to lower-cost office facilities, consolidation of Intellipay operations to the Salt Lake City operations center and other expense reduction activities. As a result of this, the company has been cash flow positive throughout the nine months ended September 30, 2002. The Company has also focused its immediate attention to the operations and growth of its core business units: Pacific WebWorks, Inc. and Intellipay, Inc. As such, the Company has discontinued the operations of Logio, Inc. and World Commerce Network, LLC, its wholly owned inactive subsidiary and consolidated inactive investment.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)



NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:  December 31,  September 30,
                                                    2001          2002
                                                ------------- -------------
     Computer Equipment                         $    421,770  $    319,036
     Equipment                                        83,961        92,443
     Software                                         83,971        74,246
     Furniture and Fixtures                           95,112        85,257
     Leasehold Improvements                                -         3,143
                                                ------------- -------------
                                                     684,814       574,125
     Less Accumulated Depreciation                  (421,986)     (407,041)
                                                ------------- -------------
                                                $    262,828  $    167,084
                                                ============= =============

NOTE 4 - OTHER ASSETS

Other assets include the following:              December 31,   September 30,
                                                     2001           2002
                                                ------------- --------------
     Goodwill                                   $  6,628,642  $   2,946,253
     Acquired technology                             824,480              -
     Purchased residual portfolio                          -        232,360
     Other                                            19,250          7,672
                                                ------------- --------------

                                                   7,472,372      3,186,285
                                                ------------- --------------

     Accumulated amortization                     (2,730,950)        (9,682)
     Impairment losses                            (1,776,768)             -
                                                ------------- --------------

                                                $  2,964,654  $   3,176,603
                                                ============= ==============

In September 2002, Pacific WebWorks, Inc. entered into an agreement with a reseller to purchase the remaining residual interest in a customer hosting portfolio. The portfolio was purchased for $60,000 in cash, a cash annuity of $28,750 per month for eight months ($220,390 present value) and net settlement of certain liabilities and receivables between the parties of $48,030. This intangible asset of $232,360 is being amortized over the period of expected future cash flows estimated at two years and these charges are included in cost of sales.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)



NOTE 5 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities
-------------------
Accrued liabilities consist of the following:     December 31,  September 30,
                                                      2001          2002
                                                  ------------- -------------
         Payroll related liabilities              $    147,162  $     88,281
         Contingent reseller commissions                65,690        39,790
         Contingent liabilities                         65,000        85,182
         Other                                             182           189
                                                  ------------- -------------
                                                  $    278,034  $    213,442
                                                  ============= =============

Payroll related liabilities totaling $88,281 at September 30, 2002 include approximately $27,000 in estimated taxes and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc. In June 2002 the Internal Revenue Service informed Intellipay, Inc. that it accepted abatement to all penalties incurred. As a result of this, Intellipay changed its estimated liability for penalties to zero and recorded a $42,036 gain in other income during the nine month period ended September 30, 2002.

NOTE 6 - OPERATING LEASE IN DEFAULT

In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc. defaulted on its operating lease for office space in Fremont, California. The lease agreement requires payment of approximately $5,700 per month plus applicable late fees and interest through December 2003.

Annual operating lease commitments on this office space as of September 31, 2002 are as follows:


                        2003                  $      71,040
                        2004                         18,038
                        2005                              -
                                              -------------
                                              $      89,078
                                              =============

As of September 30, 2002, Intellipay, Inc. has recorded an accrued liability of approximately $13,000 related to the months under default and has written off its deposit of $12,000 paid at the inception of the lease. Expenses approximating $42,000 related to the lease since March 2002 are considered restructuring charges and are included in general and administrative expenses on the Company's Statement of Earnings for the quarter and nine months ended September 30, 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)



NOTE 7 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of September 30, 2002.

As of September 30, 2002, approximately 3,855,409 options were outstanding at exercise prices ranging from $0.14 to $3.53 per share and approximately 6,900,000 warrants were outstanding, with 6,600,000 of these warrants exercisable at prices ranging from $0.30 to $7.50 per share. As of September 30, 2002, approximately 1,844,106 options were exercisable at exercise prices ranging from $0.75 to $3.53 per share. Options forfeited during the nine months ended September 30, 2002 approximate 375,005 and had exercise prices ranging from $0.75 to $3.53 per share.

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

In September 2002, the Company issued a total of 272,969 shares of its common stock as a prepayment for certain insurance services totaling $32,756. The services will be provided and related expenses will be recognized over the one-year period in which the services are to be received by the Company.


Warrants and options granted
----------------------------
On May 14, 2002, the Company granted warrants to purchase an aggregate of 1,300,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services to be received over the course of one year. The exercise prices of the warrants are 600,000 at $0.30, which vest immediately; 400,000 at $0.50, which vest on September 15, 2002; and 300,000 at $0.90, which vest on December 31, 2002. All of the warrants have two year expiration dates.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY

Warrants and options granted - continued
----------------------------------------
On July 23, 2002, the Company granted 595,000 options, each to purchase one share of Pacific WebWorks, Inc. common stock at an exercise price of $0.14 per share, which represents the fair market value of the trading shares on the date of grant. The options vest ratably over two years of employee service and expire on July 23, 2007.

NOTE 8 - DISCONTINUED OPERATIONS

The following includes the combined net current liabilities for the Company's discontinued operations as of September 30, 2002:

                                                     World          Total
                                                    Commerce     Discontinued
                                       Logio, Inc.  Network, LLC  Operations
                                       ------------ ------------ ------------
ASSETS
Current assets                         $         -  $       111  $       111
Long-term assets                                 -            -            -
                                       ------------ ------------ ------------
  Total assets                         $         -  $         -  $         -
                                       ============ ============ ============
LIABILITIES
Overdraft in bank                           23,766            -       23,766
Capital leases in default                   17,825            -       17,825
Payables past due                          177,174       64,120      241,294
Accrued liabilities                          3,953      171,265      175,218
                                       ------------ ------------ ------------
  Total current liabilities            $   222,718  $   235,385  $   458,103
                                       ============ ============ ============

Net current liabilities                $   222,718  $   235,274  $   457,992
                                       ============ ============ ============

The gains (losses) from discontinued operations include the results of operations for Logio, Inc. and World Commerce Network, LLC through the
measurement date of July 1, 2002.   The gains from disposal of discontinued
operations include the results of operations for Logio, Inc. and World Commerce Network, LLC realized from measurement date of July 1, 2002 through September 30, 2002. The Company estimates that the ultimate sale or disposal of discontinued operations will result in a gain net of phase-out operating gains and losses. Such gains will be recorded when realized.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)

NOTE 8 - DISCONTINUED OPERATIONS - Continued

Discontinued subsidiary - Logio Inc.
------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue its wholly owned subsidiary Logio, Inc. and set forth a formal plan of disposal. Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) conducted business as a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional. Logio, Inc. was acquired by the Company in February 2001. The Company's Board has determined that there is no longer a viable market for this product line.

Logio, Inc. has ceased the development and operations of its products and has not produced any significant revenues to date.

Settled liabilities
-------------------
In September 2002, Logio, Inc. entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio, Inc. audited financial statements. The settlement and release approximates $445,000 and Logio, formally discontinued operations and has recorded an extraordinary gain for the forgiveness of this capital lease in default of $265,688 (net of income tax benefit of $191,237) for the quarter and nine months ended September 30, 2002, representing all amounts accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the quarter and nine months ended September 30, 2002.

Discontinued subsidiary - World Commerce Network, LLC
------------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC and set forth a formal plan of disposal. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its operations. World Commerce Network became a consolidated entity with the Company in March 2000. The Company's Board has determined that the Company will not participate in seminar operations in the future. Rather, it will continue focus on reseller distribution channels.

Other current liabilities
-------------------------
Other current liabilities of World Commerce Network, LLC consist of estimated customer refunds approximating $56,000 and estimated contingent liabilities from the legal matter noted below approximating $95,000 as of September 30, 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)



NOTE 8 - DISCONTINUED OPERATIONS - Continued

Discontinued subsidiary - World Commerce Network, LLC - Continued
-----------------------------------------------------------------

Settled liabilities
In January 2002, World Commerce Network settled a liability, approximating $12,000, for $1 in value with a printing company.

Also in January 2002, World Commerce Network settled its liabilities with U.S. Merchant Systems, a former member, approximating $433,000 for approximately $29,000 in cash and receivables. World Commerce Network has been unconditionally forgiven and released from these liabilities in the settlement agreement.

The total of the settlement, release and forgiveness of these liabilities approximates $241,892 (net of income tax benefit of $174,109) and was recorded as an extraordinary gain by World Commerce. The settlement of these liabilities is a component of the gain from disposal of discontinued operations on the Company's consolidated Statement of Earnings for the nine months ended September 30, 2002.

Pending litigation
In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations and related attorney's fees for World Commerce Network approximate $95,000 at September 30, 2002 and $95,000 at December 31, 2001 and have been recorded as a liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network's former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company. The vendor seeks approximately $65,000 plus interest. The Company is defending the claim and believes the amount should be reduced based upon the vendor's performance and other disputes. The Company has filed an answer to the complaint and further
litigation is pending.   The Company has recorded amounts in the consolidated
financial statements representing its estimated liability for this matter. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Pending or threatened litigation - leasing company
--------------------------------------------------
In September 2002, Pacific WebWorks received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between Pacific WebWorks and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations and related attorney's fees for Pacific WebWorks approximate $65,000 at December 31, 2001 and $68,000 at September 30, 2002 and have been accrued as a contingent liability. Management is in the process of negotiating a settlement for this matter and believes that the recorded liability is sufficient to cover any resulting settlement from this claim.

Pending or threatened litigation - former employee
--------------------------------------------------
In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. On April 10, 2002, the Company was notified by the Sate of Utah Labor Commission of an additional conference that took place in June 2002 related to the former employee's appeal to the Company's dismissal in this matter. In the June 2002 conference, the Company and Mr. Renfro were each instructed by the judge to retain counsel as the appeal will now be in the court system rather than before the State of Utah Labor Commission. A non-definitive trial date has been set in 2003 for this appeal. Mr. Renfro has not stated an amount of any claimed damages as of September 30, 2002. The Company intends to defend this matter vigorously.

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

                        September 30, 2002
                           (Unaudited)



NOTE 10 - SEGMENT REPORTING

Segment reporting by business unit follows:


Nine months ended                        Pacific                 Discontinued
September 30, 2001(a)                    WebWorks   Intellipay   Operations(b)
                                       ------------ ------------ ------------
Current assets                         $   566,672  $    61,110  $         -

Total assets                             6,126,281      252,622            -

Current liabilities                        274,458      193,372    2,642,388

Total liabilities                          408,912    1,554,586    2,174,558

Revenues, net                          $   816,845  $   687,399  $         -

Income (loss) from operations           (4,126,448)    (223,022)           -

Gain (loss) from discontinued operations         -            -     (111,596)

Net income (loss)                      $(4,017,398) $  (396,632) $  (191,375)


_____________________________________________________________________________
(a)Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b)Includes Logio, Inc. from acquisition date of February 8, 2001 to September 30, 2001 and World Commerce Network, LLC.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2002
                           (Unaudited)


NOTE 10 - SEGMENT REPORTING - CONTINUED


Nine months ended                     Pacific                  Discontinued
September 30, 2002(a)                 WebWorks    Intellipay   Operations(b)
                                    ------------ ------------- -------------
Current assets                      $   572,423  $     30,441  $          -


Total assets                          5,898,866        76,206             -

Current liabilities                     402,492       107,047     1,134,789

Total liabilities                       501,859     1,458,771     1,134,789

Revenues, net                       $ 1,194,844  $    713,859  $          -

Income (loss) from operations          (279,023)      227,863             -

Gain (loss) from discontinued
 operations                                   -             -       515,382

Net income (loss)                   $   (72,204)        5,949       886,344


_________________________________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. and World Commerce Network, LLC.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

    For the past two years management has taken several steps to restructure our operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. As a result of these steps, we recorded net earnings of $820,097 for the nine month period ended September 30, 2002, primarily as a result of gains from discontinued operations. Previously, however, we had recorded net losses for the past two fiscal years.

    We are able to support our recurring day-to-day cash operation expenses with recurring cash inflows, but we are dependent on the efforts of our resellers and our in-house sales personnel. We had negative working capital of $464,034 as of September 30, 2002, and are unable to satisfy our total current liabilities, including those of our discontinued operations, with cash on hand and must negotiate with our creditors.

    We have three subsidiaries: Intellipay, Inc., World Commerce Network, L.L.C. and Logio, Inc. On April 4, 2000 we completed the acquisition of Intellipay, Inc., a Delaware corporation, which specializes in providing online, secure and real-time payment processing services for businesses of all sizes. World Commerce Network, LLC was created in December 1999 as a marketing company, with Pacific WebWorks and U.S. Merchant Systems, Inc. as
members.   World Commerce's mission was to sell the products of Pacific
WebWorks, U.S. Merchant Systems and Intellipay. From December 1999 through July 2000 World Commerce sold these products at seminars focused on small business owners and home business Internet users. World Commerce ceased seminar operations in June 2000 and formally discontinued its operations on July 1, 2002.

    In October 2000 we began the process to acquire Logio, Inc., formerly
WordCruncher Internet Technologies, Inc.   Logio was a development stage
company historically engaged in the development and marketing of a focused Internet directory and search engine which served the needs of the business professional. Logio ceased development of its products due to funding and market constraints shortly after the merger. Logio formally discontinued its operations on July 1, 2002. In July 2002 our Board of Directors approved the merger of World Commerce and Logio into a single entity; however, our Board has determined that this reorganization is not in our best interests at this time and the merger has been aborted.

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

Results of Operations

    The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the third quarter and the nine month periods ended September 30, 2002 and 2001. The following discussions should be read in conjunction with the financial statements included with this report.

    Net Revenues - We receive revenues primarily from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined, and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Net revenues increased $404,460 for the nine month period ended September 30, 2002, compared to the 2001 nine month period. Net revenues increased $320,328 for the 2002 third quarter compared to the 2001 third quarter. These increases were primarily a result of our shift in business plan from seminars to business development and reseller distribution, which changed our focus from retail to wholesale, with emphasis upon increasing our customer portfolio of monthly recurring fees.

    Cost of Sales and Gross Profits - Cost of sales include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales increased $65,393 for the 2002 nine month period and $57,554 for the 2002 third quarter compared to the same periods in 2001. The increase in cost of sales in the 2002 periods was primarily related to the additional costs related to the assumption of the billing processes from a reseller and related increases in reseller fees, which are discussed below in "Liquidity and Capital Resources - Commitments and Liabilities." The increase in costs of sales was offset by increased revenues, and resulted in an increase of gross profits of $339,067 for the 2002 nine month period compared to the 2001 nine month period and an increase of $262,774 for the 2002 third quarter compared to the 2001 third quarter.

    Total Operating Expenses - Total operating expenses decreased $3,912,740 for the 2002 nine month period compared to the 2001 nine month period, and decreased $538,424 for the 2002 third quarter compared to the comparable 2001 quarter. These decreases for the 2002 periods were primarily the result of impairment losses recorded in the 2001 periods related to our subsidiaries that were not present in the 2002 periods and the corresponding reduction in depreciation expense. These expenses and losses are discussed in more detail in "Liquidity and Capital Resources," below. We also reduced total operating expenses for the 2002 periods as a result of consolidating our operations into our Salt Lake City office.

    Selling Expenses - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses decreased $237,534 for the 2002 nine month period and $106,378 for the 2002 third quarter compared to the same 2001 periods. The decrease in selling expenses occurred due to a decrease in advertising costs in 2002 from 2001 and a reduction in work force from as many as twelve employees in the 2001 nine month period to as few as four in the 2002 nine month period.

    Research and Development Expenses - Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $99,878 for the 2002 nine month period and $9,938 for the 2002 third quarter as compared to the same 2001 periods. The decrease in these expenses for the 2002 nine month period resulted primarily from a reduction in personnel from as many as nine employees in the 2001 nine month period to approximately five during the 2002 nine month period, and the completion of Visual WebTools 4.1 in 2001 compared to no significant new products developed in 2002.

    General and Administrative Expense - General and administrative expenses consist of all finance and administrative and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $289,537 for the 2002 nine month period and increased $27,907 for the 2002 third quarter compared to the same time periods in 2001. The decreases for the 2002 nine month period were due to an overall reduction in administrative personnel, automation of certain administrative and financial processes, discontinuation of investor relations in foreign markets and moving our offices to a less expensive office building. The increase for the 2002 third quarter was primarily related to increases in bad debt expense and the addition of one billing employee in the second quarter of 2002.

    Depreciation and Amortization - These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses decreased $1,413,778 for the 2002 nine month period and $337,320 for the 2002 third quarter compared to the 2001 comparable periods. These expenses decreased in the 2002 periods due to recognition of an impairment related to certain long-lived assets recorded during the 2001 second quarter and the resulting depreciation reduction from this impairment. Also, we adopted new accounting principles which no longer allow the amortization of $2,946,253 of goodwill related to Intellipay. We are evaluating goodwill of Intellipay annually for possible impairment.

    Compensation Expense for Options and Warrants -These expenses relate to warrants granted to consultants in 2001 and 2002, which expire through April 2006. This compensation expense represents the fair market value of the warrants. For the 2002 nine month period we recognized $93,537 of compensation expense related to these warrants and for the 2002 third quarter we recognized $21,108. Compared to $188,782 for the 2001 nine month period and $133,803 for the 2001 third quarter. The decrease in compensation expense was primarily a result of full recognition of options charges over vesting periods through September 2001.

    Impairment Loss - We did not recognize any impairment losses for the 2002 and 2001 third quarter and the 2002 nine month period. However, as a result of certain events and management's assessment of impaired assets, we recorded an impairment loss of $1,776,768 for the 2001 nine month period. The impairment losses were related to the goodwill of Logio and World Commerce Network, our two discontinued subsidiaries.

    Total Other Income (Expense) - We recorded total net other income of $16,913 for the 2002 nine month period compared to total net other expense of $75,117 for the 2001 nine month period. For the 2002 third quarter we recorded total net other income of $14,445 compared to total net other expense of $2,350 for the 2001 third quarter. The total other income for the 2002 periods was primarily the result of the abatement of penalties and interest related to Intellipay's estimated past due payroll taxes, which were included in the total other expenses in the 2001 periods. In addition, interest expense was reduced in the 2002 periods due to the settlement and forgiveness in January 2002 of a note payable and the repayment of approximately $1,200,000 in debt in July 2001.

    Income Taxes. - Income tax benefits were $374,610 for the 2002 nine month period compared to income tax expenses of $80,097 for the 2001 period. Income tax benefits were $191,109 for the 2002 third quarter compared to income tax expenses of $15,958 for the 2001 third quarter.

    Discontinued Operations. - We recorded a total gain from discontinued operations of $520,452, net of taxes, for the 2002 nine month period compared to a total loss of $111,279, net of taxes, for the 2001 nine month period. The total gain for the 2002 nine month period was primarily the result of the settlement, release and forgiveness of $265,688, net of taxes, of Logio's debts in the 2002 third quarter and an additional $241,892, net of taxes, related to the settlement, release and forgiveness of World Commerce liabilities in the 2002 second quarter.

    Net Earnings (Loss) - We recorded net earnings of $820,097 for the 2002 nine month period compared to a net loss of $4,610,178 for the 2001 nine month period. Net earnings for the 2002 third quarter were $535,252 compared to net losses of $777,490 for the 2001 third quarter. We recorded net earnings per common share of

$0.04 for the 2002 nine month period compared to a net loss per common share of $0.23 for the 2001 nine month period. We recorded net earnings per common share of $0.02 for the 2002 third quarter compared to a net loss of $0.03 for the 2001 third quarter.

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

    For the nine month period ended September 30, 2002, and during the 2002 third quarter, we met our operational and cash flow goals and have reduced our liabilities; however, we must address our remaining liabilities, including those of our discontinued subsidiaries, through further negotiation and payments. As a result we have consolidated payables, net current liabilities from discontinued operations and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities. We plan to address only the liabilities of our operating subsidiaries with our cash. We expect to continue to generate positive cash flows through further development of business and sales.

    As a result of these steps, we recorded positive cash flows from continuing operations of $337,818 for the nine month period ended September 30, 2002. However, we had negative cash flows from continuing operations of $1,080,408 during the nine months ended September 30, 2001. We expect further development of business and sales to continue to generate positive cash flows.

    At September 30, 2002, we had $415,311 cash and cash equivalents compared to $249,813 as of December 31, 2001. Total current assets at September 30, 2002, were $602,864 compared to $503,205 at the 2001 year end. Total current liabilities were $1,066,898 at September 30, 2002, which included $457,992 of net current liabilities from discontinued operations, compared to $1,841,095 at the 2001 year end which included $1,353,054 of net current liabilities from discontinued operations. Our accumulated deficit totaled $12,271,539 at September 30, 2002, compared to $13,091,636 at the 2001 year end.

    Net cash used in investing activities for the 2002 nine month period was $185,682, compared to $78,319 net cash used for the 2001 nine month period. Investing activities for the 2002 nine month period consisted primarily of the purchase of a certificate of deposit and the purchase of the residual customer portfolio explained below in "Commitments and Liabilities."

    Net cash provided by financing activities was $13,362 for the 2002 nine
month period compared to $1,277,475 for the 2001 nine month period.   Net cash
provided by financing activities for the 2002 nine month period were primarily receipt of cash from stock subscriptions compared to the financing activities for the 2001 period which were primarily proceeds from issuance of notes payable and stock.

    Commitments and Liabilities

    Our commitments and liabilities consist primarily of operating leases, net current liabilities of discontinued operations and payables and accrued payroll and contingencies. Our operating lease for our Salt Lake City office
approximates $8,000 per month as of September 30, 2002.   In February 2002, in
an effort to improve operational efficiencies, we closed Intellipay's physical office located in Fremont, California, and moved its technological infrastructure to Salt Lake City. As a result of this move Intellipay defaulted on its operating lease in May 2002. The lease requires approximately $5,700 per month, plus late fees and interest, through December 2003.

    Our total current liabilities as of September 30, 2002, reflect primarily accounts payable, accrued liabilities, and net liabilities of discontinued operations. As a result, we are working through various matters related to liabilities and disputes with a vendor and other creditors which may affect our cash position. Management intends to negotiate resolutions for the liabilities and disputes of our operating entities.

    For the past two years management has worked toward reducing our consolidated debt. In May 2001 we entered into a unit purchase agreement with four accredited investors to sell 4,000,000 units for $1,600,000. Each unit consisted of one common share and a warrant to purchase one common share at an exercise price of $0.80. Pursuant to the agreement, the shares issued in the private placement were placed in escrow and the $1.6 million was also placed in escrow. Three of the investors assumed $1.2 million of our outstanding debt at that time, which represented agreements we entered into in fiscal year 2000 with the holders of a majority of our debt to convert those debts into equity. The investors took new notes payable, with 15% interest, and payable on the earlier of September 20, 2001, or at such time as we received up to $1 million in equity financing. These notes payable were also placed in the escrow. Subsequently, $1.6 million was released from the escrow in July 2001, which paid in full $1,214,000 of notes payable, with interest, $10,000 was paid to the escrow agent and the remaining $376,000 was funded to Pacific WebWorks.

    As part of our consolidated debt reduction, management has worked to reduce our liabilities and the liabilities of our subsidiaries. A portion of our total consolidated current liabilities at the period ended September 30, 2002 was $213,442 of accrued liabilities primarily related to payroll liabilities and contingent liabilities. Intellipay owed past due taxes for the period prior to and immediately after its acquisition by Pacific WebWorks.
 In June 2002 the Internal Revenue Service accepted an abatement to all penalties incurred related to the estimated taxes due. As a result, we have adjusted the estimated liability which was approximately $27,000 as of September 30, 2002. Intellipay is currently paying $5,000 monthly toward this obligation.

    During 2001 and 2002 we and Category Five Technologies, Inc. engaged in the distribution of merchant accounts, e-commerce software and other training and design services. We contributed, at no cost, our Visual WebTools(TM) software and our Virtual Terminal to Category Five for resale to seminar attendees. Category Five billed the customers and we received monthly recurring cash flows from hosting and gateway fees from these customers. During the second quarter of 2002 management determined it would be in our best interests to assume the billing for these customers using our products and began negotiations with Category Five to assume this responsibility. Beginning in July 2002 we imported the billing information into our systems and began billing the customers giving a residual payment to Category Five for its interest. This resulted in a corresponding increase to our gross sales and cost of sales. Then on September 3, 2002 we entered into an agreement with Category Five to purchase its residual interest in the hosting and gateway portfolios. We agreed to purchase the portfolios with $60,000 in cash, payments of $28,750 per month through April 2003, settlement of payables to and receivables due from Category Five, and termination of Category Five's residual payment. In addition, Category Five agreed to not market competitive software technology to our customers.

    Our consolidated accrued liabilities also consist of recourse obligations from a leasing company that funded customer purchases and placed these customers on a payment plan during 2000. This recourse obligation was estimated at $68,000 at September 30, 2002 for Pacific WebWorks.

    Liabilities for Discontinued Operations

    In prior periods, capital leases in default represented a large portion of our net current liabilities from discontinued operations; however, management has been successful in negotiating settlements of a significant portion of these leases in the 2002 third quarter. Prior to our acquisition of Logio, its management had temporarily ceased development and operations of its Internet products. As a result, it was unable to make payment on some of its capital lease obligations and defaulted on those agreements. The default on these capital lease agreements totaled approximately $445,000. Then on September 8, 2002 Logio entered into a settlement agreement with Sunrise International Leasing Corporation in which Sunrise International accepted the return of the equipment as satisfaction of the total debt. The settlement and release accounted for an extraordinary gain of discontinued operations in our consolidated Statement of Earnings for the period ended September 30, 2002.

    Logio had other liabilities at the nine month period ended September, 30, 2002, including a capital lease for $17,825, overdraft checking of $23,766, payables past due of $177,174 and accrued liabilities of $3,953. Logio was also indebted to Pacific WebWorks for approximately $148,473. In order to close out this obligation during third quarter 2002 we accepted title to Logio's equipment, valued at approximately $58,077 and wrote off the remaining debt, which occurred as an intercompany equity transaction and was eliminated in consolidation

    In the first quarter of 2002 management successfully settled approximately $416,000 of World Commerce's liabilities. However, as of September 30, 2002 World Commerce's liabilities include estimated recourse obligations and attorneys fees approximating $100,000 related to recourse obligations and contingent liabilities from a leasing company, payables past due of $64,120 and other liabilities of $51,264.

    Financing

    Although we are meeting our operational and cash flow goals, we must address our liabilities through further negotiation and payments. We have consolidated payables past due and accrued liabilities, including discontinued operations, that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities.

    Warrants granted as part of our equity transactions may provide an additional source of funding. As of September 30, 2002, we had outstanding warrants to purchase 6,900,000 common shares which may result in maximum proceeds of $7,975,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all of the warrants will be exercised before their expiration through April 2006.

    We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 to $2 million in 2003 to continue to keep up with technological improvements and further our business development strategies. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, and growth could be slowed, which may have a material adverse effect on us.

    We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than ours. We believe we may need to raise additional capital, both internally and externally, in order to successfully compete.

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

    Recently Adopted Accounting Standards

    We have adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long -Lived Assets." This statement replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No.144 prescribes an accounting model for long-lived assets to be disposed of, including sales and discontinued operations. The adoption of this standard did not have a material impact on our financial statements.

    We have adopted Statement No. 141 "Business Combinations" and No. 142 "Goodwill and Other

Intangible Assets." These statements establish new standards for the treatment of goodwill and other intangible assets. Statement No. 142 requires that amortization of good will cease as of its adoption date. Also, we must perform an impairment test on goodwill and other intangible assets annually. We performed an internal impairment test of goodwill in the first quarter 2002 and believe that there was no material effect on our financial position.

    Critical Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment and liabilities accrued as estimates for probable litigation and other contingencies.

    Goodwill related to Intellipay is assessed annually for impairment by comparing the fair values of Intellipay to its carrying amount, including goodwill. The fair value of Intellipay is estimated using both cash flow information from internal budgets and multiples of revenue. In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.

    Our ability to avoid impairment of the goodwill related to Intellipay is somewhat dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budget amounts. We currently do not expect impairment to occur for the Intelliplay business unit in the near term; however, such impairment would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings.

    Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $85,000 for our operating companies and approximately $150,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation would have a direct affect on our cash balances approximating $516,000 as of September 30, 2002.

    Our discontinued operations currently have no material assets and net current liabilities of approximately $458,000. As such, judgments received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment and that any settlement will be negotiated within the next twelve months. Any settlements that might occur below amounts accrued would result in a favorable result to our earnings and working capital.

    Factors Affecting Future Performance

..   We are currently dependent on the efforts of our resellers for our continued growth. All of our significant resellers have become inactive or dormant. We are actively recruiting other additional resellers to replace these inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and gateway fees. We must recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

..   We are dependent upon our merchant account to accept payment for services from a large number of our customers. If we were to lose this merchant account, it would have an adverse affect on our ability to collect on sales which would reduce our working capital and income.

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

..   We expect overall sales to decrease moderately in the 2002 fourth quarter due to seasonal fluctuations and inactive resellers.

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

..   We intend to retain future earnings to finance our growth and development and do not plan to pay cash or stock dividends in the near future.


ITEM 3:  CONTROLS AND PROCEDURES

    As a result of new SEC regulations, we established a disclosure committee responsible for our disclosure controls and procedures. The disclosure committee is responsible for the establishment of formalized procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 14, 2002, our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures and determined that there continued to be no significant deficiencies in these procedures.

    Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved management or other employees who had a significant role in our internal controls. They did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                   PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On October 3, both Pacific WebWorks and World Commerce Network, a discontinued operation, each received a summons filed in the Commonwealth of Massachusetts, Superior Court Department, county Middlesex. The complaints allege that Pacific WebWorks and World Commerce Network, separately breached their contract with Leascomm Corporation related to the lease of equipment and funding of customer leases. Pacific WebWorks and World Commerce have accrued amounts sufficient to cover these claims. We are attempting to negotiate a settlement of these claims.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

    The following discussion describes all securities sold without registration by Pacific WebWorks during the three month period ended September 30, 2002 through a recent date.

    On September 4, 2002 we issued 272,969 common shares to Universal Business Insurance in consideration for officers and directors insurance valued at $32,756. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

    On July 23, 2002, we granted options to employees to purchase 595,000 common shares at an exercise price of $0.14. One half of the options vest on July 23, 2003 and the other half vests on July 23, 2004. The options expire July 23, 2007. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

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


                         PACIFIC WEBWORKS, INC.



      11/11/02              /s/ Christian R. Larsen
Date: ___________       By: _____________________________________
                            Christian R. Larsen
                            President and Director


      11/11/02              /s/ Kenneth W. Bell
Date: ___________       By: _____________________________________
                            Kenneth W. Bell
                            CEO and Director

       11/11/02              /s/ Thomas R. Eldredge
Date: ___________       By: _____________________________________
                            Thomas R. Eldredge
                            Secretary/Treasurer and Chief Financial Officer




              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kenneth W. Bell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific WebWorks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




       11/11/02         /s/ Kenneth W. Bell
Date: __________        ____________________________________
                        Kenneth W. Bell, C.E.O.



              CHIEF FINANCIAL OFFICER CERTIFICATION

I, Thomas R. Eldredge, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific WebWorks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        11/11/02               /s/ Thomas R. Eldredge
Date: ________________        ____________________________________
                              Thomas R. Eldredge, CFO