Form 10KSB
period 2002-12-31
PACIFIC WEBWORKS INC
filed 2003-03-31
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                Commission file number:  000-26731

                      PACIFIC WEBWORKS, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

NEVADA                                                87-0627910
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah         84101
----------------------------------------------------     -----------
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

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.   [ ]

As of March 5, 2003, the registrant had 23,359,473 shares of common stock outstanding. The aggregate market value of the 21,066,662 shares of voting stock held by non-affiliates as of that date was approximately $1,896,000.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business...........................................3
Item 2.  Description of property...........................................9
Item 3.  Legal proceedings................................................10
Item 4.  Submission of matters to a vote of security holders..............10

                             PART II

Item 5.  Market for common equity and related stockholder matters.........11
Item 6.  Management's discussion and analysis.............................15
Item 7.  Financial statements.............................................23
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure.............................................50

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)..50
Item 10. Executive compensation...........................................51
Item 11. Security ownership of certain beneficial owners and management...53
Item 12. Certain relationships and related transactions...................54
Item 13. Exhibits and reports on Form 8-K.................................54
Item 14. Controls and Procedures..........................................55
Signatures and Certifications ............................................56






                    FORWARD LOOKING STATEMENTS

      In this annual report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.

      This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWorks' control. These factors include, but are not limited to, economic conditions generally and in the industries in which Pacific WebWorks may participate; competition within Pacific WebWorks' chosen market, including competition from much larger competitors; technological advances in these industries and failure by Pacific WebWorks to successfully develop business relationships.

                              PART I

                     ITEM 1.  BUSINESS

Historical Development

      The company was incorporated in the state of Nevada on May 18, 1987 as
Asphalt Associates, Inc.   Asphalt Associates never established commercial
business operations and on January 11, 1999, Asphalt Associates merged with Utah WebWorks, Inc., a Utah corporation (the "Utah WebWorks"), which was incorporated on April 10, 1997. In conjunction with the merger, Asphalt Associates changed its name to Pacific WebWorks, Inc.

      Pacific WebWorks made several acquisitions during 2000 and 2001, which are discussed below and in the "Management's Discussion and Analysis," below. In April 2000, Pacific WebWorks acquired Intellipay, Inc., a Delaware corporation, as a wholly-owned subsidiary. In August of 2000 we completed the acquisition of World Commerce Network, LLC. Our 2001 fiscal year began with the acquisition, in February of 2001, of Logio, Inc. as a wholly-owned subsidiary

      Intellipay. In April 2000 we acquired Intellipay through a stock-for-stock exchange. We had been working closely with Intellipay for
approximately two years.   During 1999 we entered into a joint venture with
Intellipay to establish MainStreetSquare.com, an online shopping portal, which has since been discontinued. Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes. We refer to its products and services as the Intellipay payment system. Intellipay's payment system allows a business to accept real time payments from its web site, Internet appliances, kiosks, or a virtual storefront. Intellipay's systems use the same standards used by all major commerce sites, industry standard security components and methods, and have been tested under strict banking network procedures.

      In December 2000 Intellipay moved into corporate headquarters located in Silicon Valley, California and upgraded its data center, increasing its processing capabilities. In an effort to reduce costs and improve efficiencies, in February 2002, management moved the Intellipay operations to Pacific WebWorks data centers in Salt Lake City, Utah.

      World Commerce Network, LLC. World Commerce Network, LLC was created in December 1999 as a marketing company. Its mission was to sell the products of Pacific WebWorks, U.S. Merchant Systems and Intellipay. From December 1999 through July 2000 World Commerce conducted seminars focused on small business owners and home business Internet users. World Commerce sold products including: Visual WebTools(TM), merchant accounts, the Intellipay payment system, as well as education and training. World Commerce ceased seminar marketing as of July 2000 and formally discontinued its operations in July 2002.

      Logio, Inc. On October 31, 2000, Pacific WebWorks and Logio entered into an Agreement and Plan of Reorganization in which Pacific WebWorks agreed to acquire Logio as a wholly-owned subsidiary through a stock-for-stock exchange. Logio, formerly WordCruncher Internet Technologies, Inc., was a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine designed to serve the needs of the business professional. The acquisition was contingent upon the approval of the stockholders of Logio and registration of the shares under the Securities Act of 1933. The registration statement on Form S-4 was declared effective on December 20, 2000, without review by the SEC, and Pacific WebWorks stockholder approval was obtained in January 2001. We finalized the acquisition on February 8, 2001 when we filed Articles of Exchange with the state of Nevada. Logio ceased development of its products due to funding and market constraints shortly after the acquisition. Logio's operations were formally discontinued in July 2002.

Pacific WebWorks' Business

      Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turn-key applications allowing small- to medium-sized businesses to expand over the Internet. Our product family provides tools for web site creation, management and maintenance; electronic business storefront hosting and Internet payment systems for the small- to medium-sized business and organization.

      We initially focused entirely on virtual retailing software solutions, meaning merchants that do not have a physical store location and would exist only on the Internet. Due to requests in the marketplace, we expanded our technologies to include features for small- to medium-sized physical "brick and mortar" entities, in addition to our virtual merchants. This is expected to give these businesses and other organizations a complete solution for all physical store and Internet concerns and at the same time reduce the costs of operations and introduce new profit centers for them.

      Market

      We focus on the small to mid-sized business looking to establish a presence on the Internet. Based upon an informal review of our industry, we believe small business spending in the United States on Internet service applications is forecasted to grow from $197 million in 2000 to $1.5 billion in 2004, or approximately a 200% annual average growth rate. This is about half of all small business application service provider spending, and represents one of the last large Internet business marketplaces with no established leader in place. The other half of small business application service provider includes Internet applications such as e-mail.

      Our informal review also indicated total United States applications service provider service spending by all size companies to be forecasted to grow from $960 million in 2000 to $4.25 billion in 2004. Small companies, with fewer than 100 employees, but not home-based businesses, represent about 70% of all forecasted application service provider spending. We believe that of the approximately 25 million small businesses in the United States, including small office/home office, approximately 20 million, or 80%, will establish an Internet presence by 2005 through 2006. As of March 2001, it was estimated that five million of those businesses had an Internet presence.

      Products

      Even though small business, including small office/home office, typically understands how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically on the Internet. Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools(TM) software, the Intellipay payment systems, education and hosting services.

      We provide a comprehensive one-stop solution that incorporates our integrated suite of e-commerce software tools, plus hosting, site management, web design services, and education. By leveraging a shared commerce platform across many customers, we bring economies of scale to our customers. We believe this structure allows our customers to focus on their business instead of technology, enabling them to achieve a much faster return on investments made in technology and to experience more success on the Internet.

Visual WebTools Version 4.1 ("V4.1")- V4.1 is a suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet. The following products are included as part of this suite.

..     WebContacts is a contact management program.  Companies that use our system can utilize WebContacts to organize information about all the entities they do business with, including customers, suppliers, distributors, potential customers, etc. WebContacts will also enable them to capture information about people who visit their website, if those visitors elect to supply contact information at the site. This database functionality enables our customers to be more effective when using the web as a marketing and communications tool.

..     WebChannels is an e-mail distribution program that enables our customers to send customized e-mails in either plaintext or HTML format to their WebContacts database of visitors. Since email is the most popular activity on the web, and one of the most effective forms of Internet marketing, WebChannels provides our customers with a practical tool with which to promote their businesses. For example, by using WebChannels, a client could easily send out a weekly newsletter, coupons or special offers to an entire customer base, certain visitor types or to a segment of their customers


..     Web profiling tool is a form and survey creation tool that helps capture feedback and valuable demographic information from customers and web site visitors. Our clients can create customizable forms, surveys and interactive questionnaires. The web profiling tool includes a catalog of pre-designed questions, such as education level, hobbies, satisfaction level, etc. The profiling forms may also be custom created by our customers.

..     WebStats enables our customers to analyze visitor activities on their websites in order to track pages viewed, hits, time of access, etc. WebStats is a statistics program that provides detailed reports and graphs related to referring pages, geographic location of visitors, browsers and the operating systems web site visitors are using, what web pages generate hits, and what pages are the most popular.
      WebStats can produce reports of business information, including year-long trends and the effectiveness of the clients' sites.

..     WebWizard.  WebWizard is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet it has a very powerful additional functionality for web design professionals. It incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process. No complicated programming is required to use the WebWizard tool. Our customers can manipulate their sites' layout, colors, contents, tables, and graphics easily. WebWizard includes a library of hundreds of graphics which are freely accessible by our customers. WebWizard allows our customers to quickly and easily create, update, modify, and enhance their web sites. Changes can be made 24 hours a day, 7 days a week from any Internet-connected Microsoft Windows computer. Changes are updated automatically and published to the web within minutes.

..     ClipOn Commerce(TM) is an e-storefront and product management system, complete with shopping cart technology. ClipOn Commerce allows our customers to build an Internet storefront. They can create a complete product catalog, organize and search products by unlimited categories and import/export to and from their database. ClipOn Commerce is designed to function with a third party merchant account and is integrated with our Intellipay payment system, which allows our clients to accept all major credit cards online. ClipOn Commerce also has support for QuickBooks accounting software so that our customers may update between their accounting records and Internet storefront.


Intellipay Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations. They allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks, or at the physical point of sale. The Intellipay products use the same standards used by all major commerce sites, industry standard security components and methods, and has been tested under strict banking network procedures. Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed. Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 - 5 seconds) and returns the customer back to the business site. Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.

..     ePayment System  Intellipay supports all major card types including
      Visa, MasterCard, American Express, Discover, Diners Club and JCB. Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks. Transaction types include industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called "force" allowing a transaction authorized offline (possibly a voice authorization) to be settled, credits for refunds and Intellipay's innovative address verification system allows merchants to retrieve a score and verify the account validity.

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

                  This Intellipay product allows our customers to control transaction level behavior depending on AVS scores, duplicate transaction attempt detection, and more. Intellipay also automatically settles merchant batches nightly so our customers are freed from forcing settlement via manual or programmatic methods, which also helps reduce our customer's costs by settling within the 24-hour window mandated by most merchant accounts. The Intellipay system is fully transportable meaning that a customer can switch web site hosting companies, move between most e-commerce software programs or change to or from many merchant account providers. Our products can grow and change with our customer at little or no additional charges and with minimal technology issues.

..     ExpertLink(TM) - ExpertLink is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web-developers and application developers to build in the ePayment processing and various features, including batch management commands, duplicate transaction detection and management, and more. Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

..     LinkSmart(TM) - LinkSmart gives our online customers the ePayment features with minimal technical installation on their side. With LinkSmart, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them. LinkSmart offloads many expensive mission-critical e-commerce tasks from the merchant.

..     Smart Terminal(TM)- Smart Terminal allows our customers to securely log into their Intellipay account from any Internet browser and authorize manual transactions and orders they have received through offline methods. Smart Terminal supports industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-Intellipay authorized transactions, credits, partial credits and more. Most clients receive Smart Terminal along with LinkSmart or ExpertLink, but Smart Terminal can also be purchased as a stand alone product.

..     Secure Account Management System ("SAMS")- Intellipay customers can securely log into Intellipay's Secure Account Management System from any web browser to configure and control various Intellipay components and behaviors. They can manage today's authorized transaction batches, control passwords, enforce transaction data components, control various features such as our new duplicate transaction detection and management system, control email transaction receipts, access Smart Terminal, control LinkSmart payment page contents, target returning live data streams, configure Visa-required invoice numbering, and more. Customers can also view transaction histories for any day in the past 180 day period.

Education Services - We provide more than our software, we also assist our customers with education and site design services. We believe this information helps our clients understand how to use the Internet more effectively.


..     E-Camp is a three-day training program designed to teach aspects of doing business on the Internet.

..     Coaching Services are personalized electronic/telephonic instruction on the use of our product technologies. These services are directed towards assisting clients in making virtual operations successful. We recommend eight to twelve, one-half hour training sessions for our new customers.

Rent-a-Pro offers custom web site design services to clients who elect to hire Pacific WebWorks to build their web site for them rather than building it themselves.

Technical Support is offered via online chat or e-mail from 8 a.m. to 6 p.m.
(MST), or by phone from 8 a.m. to 5 p.m. (MST).

Hosting Infrastructure allows us to host our customers' web sites on behalf of our clients, therefore eliminating the cost of hardware investment and maintenance for them.

Place-to-Vacation is a marketing tool that helps our users attract Internet traffic to their web sites by giving away a chance to win a free vacation.

Domain Names are offered to customers online at retail prices. These include ".com," ".org," ".biz," ".net," ".us" and ".info."

      Sales and Marketing

      We do not believe that our competitors are effectively targeting our market niche: A totally Internet based, end-to-end business solution for small- and medium-sized businesses. We believe that our products will allow businesses to generate leads, sell products, run sales promotions, capture demographic information about web site visitors, communicate with web site visitors, and obtain intelligent information about who is visiting their web sites and what they are doing while they are there. Our products allow our customers to stay in complete control of their web sites and provide tools which can facilitate a successful Internet experience for them.

      We market and sell our products primarily through reseller channels, our own internal sales force and strategic partnerships. We sell our products to partners at wholesale, the partners then market the products up and sell them at retail. We also sell our products through resellers who are paid a commission for each merchant who purchases our products and subsequent services. Each merchant must sign a purchase agreement with the reseller, which the reseller must in turn provide to us. We then provide software to the resellers' customers, allowing them to create Internet web sites and/or complete e-business solutions. We provide the initial reseller with training in the use of the software.

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

      Competition

      Our market is relatively new, very competitive and subject to rapid technological change. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets. A number of companies are now providing Internet services to small businesses. They include organizations like Microsoft, vJungle, Bigstep.com, Websitepros, Agillion, Bizfinity, Vista.com, an HostPro. Our success in our target market will depend upon our ability to build name brand recognition and to provide quality, cost-effective products and services to our customers.

      At the present time, we have not identified any other companies that are using an identical approach to ours. Nonetheless, there is always the potential that other, larger interests will choose to enter the market we are developing or that a new market may emerge. Although we feel the market is vast and should accommodate many technology providers, we may not be able to compete effectively with current and future competitors.

      Currently, in our estimation, few major competitors offer products comparable to the Visual WebTools(TM) product family. We believe that "Yahoo! Store" is our most significant competitor, with its brand name recognition and significantly greater financial, technical, marketing, and managerial resources. Yahoo! Store has significantly higher sales and customers than we do and has entered into a significantly higher number of license agreements with third parties. We believe that our product provides a comparable service for a lower price than that provided by Yahoo! Store. In addition, because we have focused our efforts on small businesses, including providing Internet tools which allow businesses to develop their own Web sites, we believe that the generality of the Yahoo! Store may be inadequately addressing potential customer needs and that we will be able to address their site development needs.

      Our Intellipay payment system competes with AuthorizeNet products and certain VeriSign products, along with other companies that provide e-commerce solutions.

      Our ability to successfully compete, in turn, will depend upon a number of factors, including:
      . our ability to successfully maintain and sell existing products;
      . our ability to conceive, develop, improve, and market new products;
      . our ability to identify and take advantage of emerging technological trends within our target markets;
      . our ability to respond effectively to technological changes or new product announcements by competitors and,
      . our ability to recruit resellers who can market and sell our products and services in significant volumes to the market.
We believe that we will need to make significant expenditures for research and development and marketing in the future to compete effectively.

      Major Customers

      Our client base includes approximately 15,000 active paying customer accounts. We rely on the efforts of third party resellers to add accounts to our customer base. A significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are dependent upon these resellers. If we lose them, then we expect our revenues to be adversely affected due to attrition in our customer account portfolios if there is not immediate replacement. During the year ended December 31, 2002, we experienced a slight decline in hosting revenues in the fourth quarter of 2002 due to this factor and expect to see a comparable decline in hosting revenues through the first quarter of 2003.

      For the year ended December 31, 2001, we relied on two major resellers who represented 12.2% and 10.7% of total net revenues.

      Trademark, Licenses and Intellectual Property

      On October 9, 1998, Utah WebWorks filed a trademark application for Visual WebTools(TM) which we acquired and became responsible for upon our merger with Utah WebWorks. In December of 1998 the United States Patent and Trademark Office assigned Serial No. 567,136 to this mark. In addition we
have trademarks for   Pacific WebWorks(TM) and ClipOn Commerce(TM).

      On October 25, 2002, we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for Intellipay through October

29, 2006.  The mark may be renewed one year prior to its expiration.

      Our success will depend, in part, on our ability to obtain and protect our trademark and trade secrets and operate without infringing upon the proprietary rights of others in the United States and other countries. If we were to become involved in a dispute regarding our intellectual property, it may become necessary for us to participate in interference proceedings before the United States Patent and Trademark Office to determine whether we have a valid claim to the rights involved. We could also be forced to seek a judicial determination concerning the rights in question. These proceedings could be costly and time consuming, even if we were to eventually prevail. Should we not prevail, we could be forced to pay significant damages, obtain a license to the technology in question, or stop marketing one or more of our products.

      All of our core technology was developed internally by either our engineers or by the engineers of Utah WebWorks. Other than Internet connectivity, the performance of our products does not significantly rely on any third party technology, although we continue to support as many third party technologies as possible.

      We also rely upon trade secrets, proprietary know-how, and confidentiality provisions in agreements with employees, consultants, and resellers to protect our intellectual property rights. There are risks that these other parties may not comply with the terms of their agreements with us, and that we may not be able to adequately enforce our rights against these parties. We have adopted a policy of requiring our employees and resellers to execute confidentiality agreements when they commence employment with us or resell our products. These agreements generally provide that all confidential information developed or made known to the employees or resellers during the course of their relationship with us is to be kept confidential and not disclosed to third parties, except under certain specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by the employees in the course of their employment will be our exclusive property.

      Research and Development

      We continue to improve our existing products and release new related products. At December 31, 2001, we recorded research and development expenses of $448,991, primarily related to development of Visual WebTools V4.1 and updating of core products. We recorded research and development expenses of $304,909 for the year ended December 31, 2002.

      Material Contracts

      We are a party to the following material contract:

      We initially entered into an informal agreement with Electric Lightwave, Inc. for telecommunications and Internet access in January 1998. We formalized the agreement in February 1998 and negotiated an extension in November 2001, which terminates in January 2004. The extension agreement is dated January 1, 2002, and requires that we pay approximately $3,500 per month for a dedicated DS3 Internet and telephone connection.

      Employees

      As of the date of this filing we have 19 employees. We have six employees in administration, three in sales/marketing, five in operations and five development engineers. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.


                       ITEM 2.  PROPERTIES

      Our principal offices are located in the Westgate Business Center, which is located in Salt Lake City, Utah. This property serves as our main office and data center. We believe this property will be adequate for our near term needs. We lease approximately 8,000 square feet of commercial office space and pay approximately $8,000 per month under the lease which expires December 30, 2003. We pay approximately $5,000 a month for approximately 4,500 square feet of this lease pursuant to an agreement that expires in December 2003. Either party may terminate the lease with 30-day written notice prior to the expiration date, but if the lease is not terminated prior to the expiration date, it continues on a month-to-month
basis.   In addition, we lease an additional 3,500 square feet on a month-to-month contract for approximately $3,000.

      We currently are obligated under a lease for Intellipay's former principal office located in Fremont, California. As of the date of this filing, this lease for 1,850 square feet is in default and we owe approximately $6,000 a month, plus interest and late fees, through December 2003, totaling approximately $36,500 due at December 31, 2002, which has been accrued in our financial statements.


                    ITEM 3.  LEGAL PROCEEDINGS

      On October 3, 2002, Pacific WebWorks and World Commerce Network, a discontinued operation, each received a summons filed in the Commonwealth of Massachusetts, Superior Court Department, County Middlesex. The complaints allege that Pacific WebWorks and World Commerce Network, separately breached individual contracts with Leasecomm Corporation related to customer financing with recourse. In November 2002, Pacific WebWorks settled its claim with Leasecomm for $40,000 in cash and $500 per month through November 2003. World Commerce has accrued an estimated liability for the 2002 year sufficient for the probable judgment.

      On April 16, 2001, One Source, a corporation, filed a complaint in the Third District Court, Sandy Department, State of Utah, naming World Commerce Network, LLC and Mat Dastrup, its former CFO, as defendants. One Source alleged default under a certain Application for Credit and Personal Guaranty and One Source seeks the sum of $64,353, together with 18% interest, from November 15, 2000. On May 1, 2002, we received notice to appoint counsel within twenty days. In October 2002 counsel for One Source accepted the amount of $5,000 into escrow for settlement of this claim; however, One Source failed to execute the settlement agreement, and as of the date of this filing, the $5,000 has been returned.

      On February 12, 2001, Pacific WebWorks received notice of Charge No. A1-0184 filed with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as our sales manager due to demotions and pay cuts based on alleged prejudicial treatment based on his race and color. We responded to the request for information from the Labor Commission and stated that we believed the former employee was treated fairly while under our employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission and on February 28, 2002, in a letter from the State of Utah Labor Commission, Pacific WebWorks was dismissed of all charges related to the matter. In June 2002 an additional conference with the State of Utah Labor Commission took place related to the former employee's appeal of Pacific WebWorks' dismissal in this matter. At this conference the parties were instructed by the administrative law judge to retain counsel due to the appeal moving to the trial court level. No discovery has been made prior to the date of this filing and the former employee has not stated an amount of any claimed damages as of December 31, 2002. We intend to vigorously defend this matter and on February 28, 2003, our counsel filed a motion to dismiss this action, with prejudice.

      We are involved in various disputes and legal claims arising in the normal course of our business. Except for the actions discussed above, in the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The principal market for our common stock is the NASD OTC Bulletin Board and our common shares are traded over-the-counter under the symbol "PWEB."
The following table presents the range of the high and low bid of our stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Year        Quarter Ended          High Bid      Low Bid
      ----        -------------          --------      --------

      2001        March 31               $ 1.45         $ 0.69
                  June 30                  0.92           0.26
                  September 30             0.46           0.23
                  December 31              0.78           0.20

      2002        March 31               $ 0.51         $ 0.17
                  June 30                  0.26           0.18
                  September 30             0.19           0.07
                  December 31              0.12           0.06

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

Holders

      As of March 5, 2003, we had approximately 363 stockholders of record of our common stock.

Dividends

      We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Securities Authorized Under Equity Compensation Plans

      The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.


               Equity Compensation Plan Information
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity compen-
sation plans
approved by
security holders         0                  0                    0
---------------- ---------------------- ------------------- ---------------

Equity compen-
sation plans not
approved by
security holders      6,745,409 (1)        $1.15              1,154,591
---------------- ---------------------- ------------------- ---------------

Total                 6,745,409            $1.15              1,154,591
---------------- ---------------------- ------------------- ---------------

          (1) Represents 3,845,406 under the 2001 Equity Incentive Plan and 2,300,000 under individual compensation plans.


      2001 Equity Incentive Plan

      On March 8, 2001, Pacific WebWorks board of directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan. Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Board reserved 5,000,000 shares for this plan; however, the plan has not been approved by our shareholders as of the 2002 year end. We have reserved 5,000,000 shares of our common stock for issuance over the term of the plan, subject to periodic adjustments for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. In the event of a merger, consolidation or plan of exchange to which we are a party or a sale of all, or substantially all, of our assets the committee may continue, assume, substitute, accelerate or settle the outstanding awards.

      All of Pacific WebWorks and our subsidiaries' employees, are eligible for incentive stock options. Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights. We currently have approximately nineteen employees, officers and directors eligible to participate in the plan. An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which they serve as a member of our board and 10,000 options upon joining our board. As of the date of this filing we do not have any independent directors.

      The plan is administered by a committee which is responsible for determining the type, amount and terms of any consideration awarded to a recipient. Under the plan any options granted to a recipient are exercisable in accordance with the terms of the agreement governing the grant. If the option is an incentive stock option, those terms must be consistent with the requirements of the Internal Revenue Code, as amended, and applicable regulations, including the requirement that the option price not be less than the fair market value of the common stock on the date of the grant. If the option is not an incentive stock option, the option price may be any price determined by the committee.

      As of December 31, 2002, the Board has granted options to acquire 3,845,409 shares of common stock with exercise prices ranging from $0.14 to $3.44 per share. The options vest periodically through July 2004 and expire through April 2011. The plan continues in effect until March 8, 2011, unless terminated by the Board. The Board may suspend or terminate the plan at any time.

      Individual Compensation Agreements

      On April 25, 2001, we entered into an agreement with Columbia Financial Group, a consultant, to provide investor relations, public relations and fulfillment services related to financing in exchange for warrants. The services under this contract were performed through April 25, 2002. A total of 1,000,000 warrants were granted under the agreement, with 500,000 warrants having an exercise price of $0.50 per share and 500,000 warrants having an exercise price of $0.75 per share. The agreement terminated in April of 2002 when the services were completed.

      On May 14, 2002, we granted warrants to purchase 1,300,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services. The exercise price of the warrants are 600,000 at $0.30, which vested immediately, 400,000 at $0.50 which vested on September 15, 2002 and 300,000 at $0.90 which vested on December 31, 2002. The services under this contract will be performed through May 2003 at which time the agreement terminates.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by Pacific WebWorks without registration during the past three years

      On September 4, 2002, we issued 272,969 common shares to Universal Business Insurance in consideration for officers and directors insurance valued at $32,756. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On July 23, 2002, we granted options to employees to purchase 600,000 common shares at an exercise price of $0.14. One half of the options vest on July 23, 2003 and the other half vests on July 23, 2004. The options expire July 23, 2007. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On May 14, 2002, we granted warrants to purchase an aggregate of 1,300,000 common shares, valued at $84,000, to Summit Resource Group, Inc. in consideration for investor relations consulting services. The exercise prices of the warrants are 600,000 shares at $0.30, which vest immediately; 400,000 shares at $0.50 which vest September 15, 2002; and 300,000 shares at $0.90, which vest December 31, 2002. All of the warrants have a two year expiration. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On March 22, 2002, we issued 9,816 common shares to Universal Business Insurance in consideration for prepaid insurance valued at $3,672. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On August 28, 2001, we issued 200,000 shares valued at $70,000 to Universal Business Insurance in consideration for liability insurance, intrusion technology insurance and directors and officers liability insurance. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On May 30, 2001, we agreed to issue 4,000,000 units to accredited investors, AMCAN Services, Inc., Pacific First National, Inc., State Management Associates L.C., and TST Corporation, for $1,600,000. Each investor purchased 1,000,000 units for $400,000. A unit consists of one common share and a warrant, which expires on May 30, 2003, to purchase one common share at an exercise price of $0.80. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution. These shares and the shares underlying the warrants were later registered as part of a secondary offering under a Form SB-2 registration statement declared effective July 16, 2001.

      On April 25, 2001, we granted warrants to purchase an aggregate of 1,000,000 common shares, valued at approximately $175,000, to Columbia Financial Group in consideration for investor relations services. One warrant provides for the purchase of 500,000 common shares at an exercise price of $0.50 and another warrant allows the purchase of 500,000 common shares at an exercise price of $0.75. The warrants may be exercised through April 2006.
We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution. These shares and the shares underlying the warrants were later registered as part of a secondary offering under a Form SB-2 registration statement declared effective July 16, 2001.

      On April 16, 2001, we issued an aggregate of 289,166 common shares in consideration for services rendered. We issued 130,000 common shares to Mutual Ventures Corporation for business services valued at $65,000; we issued 20,000 shares to Daniel W. Jackson, an attorney, for legal services valued at $10,000; and 139,166 common shares to Universal Business Insurance for insurance products and services valued at $75,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      During January 2001 we issued an aggregate of 537,200 common shares valued at $268,600 to Principal Property Management LLC in consideration for a security deposit and monthly rent for our corporate office lease. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On September 20, 2000, we issued 600,000 shares valued at $600,000 to Mutual Ventures Corporation to satisfy a note payable. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On August 21, 2000, we issued 18,000 shares valued at $25,945 to Don Mayer, President of Universal Business Insurance, Inc. for directors and officers insurance purchased from Universal Business Insurance. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On June 30, 2000, we issued 415,000 shares valued at $415,000 to Capital Communications, Inc. to satisfy a note payable. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On June 29, 2000, we issued 625,000 shares valued at $625,000 to TAD Ventures, LLC to satisfy a note payable. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On April 4, 2000, we issued 2,400,000 common shares valued at $4,320,000 in consideration for the outstanding shares of Intellipay, Inc. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On March 16, 2000, we issued 4,663 shares valued at $9,181 for an additional 1% interest in World Commerce Network, LLC. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

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

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      For the past two years management has taken several steps to restructure our operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. We recorded net earnings of $926,662 for the year ended December 31, 2002, which were primarily due to settlement of liabilities for discontinued operations. Previously, however, we had recorded net losses for the prior fiscal years.

      We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows, but we are dependent on the efforts of our resellers and our in-house sales personnel for increases to revenues and resulting increases to cash balances. We had negative working capital of $1,337,890 as of December 31, 2001 and $303,579 as of December 31, 2002. This
means we are currently unable to satisfy our total current liabilities, including those of our discontinued operations, with current assets and must continue to negotiate favorable settlements for these liabilities.

      We have three subsidiaries: Intellipay, Inc., World Commerce Network, L.L.C. and Logio, Inc. Intellipay, Inc., a Delaware corporation, specializes in providing online, secure and real-time payment processing services for organizations of all sizes.

      World Commerce Network, LLC was created in December 1999 as a marketing company. World Commerce ceased seminar operations in June 2000 and formally discontinued its operations in July 2002.

      Logio is a development stage company historically engaged in the development and marketing of a focused Internet directory and search engine, intending to serve the needs of the business professional. We acquired Logio in February 2001, in an arms length transaction, by issuing approximately 2.8 million shares of our common stock for 18,425,830 shares of Logio common stock. This transaction was valued at approximately $2,450,000. In 2001, goodwill of $1,855,388 was to be amortized over three years; however, the goodwill was impaired in full in 2001. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Logio ceased development of its products due to funding and market constraints shortly after the merger. Logio formally discontinued its operations in July 2002.

Results of Operations

      The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the years ended December 31, 2001 and 2002. The following discussions should be read in conjunction with the financial statements included with this report.

      Net Revenues - We receive revenues primarily from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined, and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Total net revenues increased $544,761 from the year ended December 31, 2001 through December 31, 2002. This increase was primarily a result of our shift in business plan from seminars to business development and reseller distribution, which changed our focus from retail to wholesale, with emphasis upon increasing our customer portfolio of monthly recurring fees.

      Cost of Sales and Gross Profits - Cost of sales include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales increased $18,290 from the year ended December 31, 2001 through December 31, 2002. The increase in cost of sales for the 2002 year was primarily related to the additional costs related to the assumption of the billing processes from a reseller and related increases in reseller fees, which are discussed below in "Commitments and Contingent Liabilities." The increase in costs of sales was offset by increased revenues, and resulted in an increase of gross profits of $526,471 from the year ended December 31, 2001, through December 31, 2002.

      Total Operating Expenses - Total operating expenses decreased $4,257,206 from the year ended December 31, 2001 through December 31, 2002. The decrease for the 2002 year was primarily the result of the impairment losses recorded in the 2001 periods of $1,776,768 related to our subsidiaries that were not present in the 2002 year and the corresponding reduction in amortization expense. These expenses and losses are discussed in more detail in "Impairment Loss" and "Critical Accounting Estimates," below. We also reduced total operating expenses for the 2002 year as a result of consolidating our operations into our Salt Lake City office, reducing personnel and further streamlining of administrative and operational functions.

      Selling Expenses - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses decreased $278,403 from the year ended December 31, 2001 through December 31, 2002. The decrease in selling expenses occurred due to a decrease in advertising costs in 2001 to 2002 and a reduction in work force from as many as twelve employees in the 2001 year to as few as four in the 2002 year.

      Research and Development Expenses - Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $144,082 from the year ended December 31, 2001 through December 31, 2002. The decrease in these expenses for the 2002 year resulted primarily from a reduction in personnel from as many as nine employees in the 2001 year to approximately five during the 2002 year. Also, the completion of Visual WebTools 4.1 in 2001 increased these expenses for the 2001 year compared to no significant new products developed in 2002.

      General and Administrative Expense - General and administrative expenses consist of those related to finance, administrative, benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $189,530 from the year ended December 31, 2001 through December 31, 2002. The decreases for the 2002 year were due to an overall reduction in administrative personnel, automation of certain administrative and financial processes, discontinuation of investor relations in foreign markets and moving our offices to a less expensive office building.

      Depreciation and Amortization - These expenses include depreciation of property and equipment and amortization of goodwill and other assets. These expenses decreased $1,750,519 from the year ended December 31, 2001 through December 31, 2002. These expenses decreased in the 2002 periods due to recognition of an impairment related to certain long-lived assets recorded during the 2001 second quarter and the resulting depreciation reduction from this impairment. Also, we adopted new accounting principles which no longer allow the amortization of $2,946,253 of goodwill related to Intellipay. Amortization expense would have approximated $907,000 under the previous accounting standards related to goodwill. We are evaluating goodwill of Intellipay annually for any indicators of its impairment.

      Compensation Expense for Options and Warrants - These expenses relate to warrants granted to consultants in 2001 and 2002, which expire through April 2006. The compensation expense represents the fair market value of the warrants, estimated on the date of grant. For the year ended December 31, 2001, we recognized $232,549 of compensation expense related to these warrants compared to $114,645 for the year ended December 31, 2002. The decrease in compensation expense during 2002 was primarily a result of full recognition of the intrinsic value of options charges over vesting periods through September 2001 and a lower fair value of new warrants granted to consultants in 2002.

      Impairment Loss - We recorded an impairment loss of $1,776,768 for the year ended December 31, 2001 and did not recognize any impairment losses for the year ended December 31, 2002. The impairment in 2001 was recorded as the result of certain triggering events and management's assessment of Logio and World Commerce Network, our two discontinued subsidiaries.

      Total Other Income (Expense) - We recorded total other net loss of $64,085 for the year ended December 31, 2001, compared to total other net income of $38,539 for the year ended December 31, 2002. We repaid approximately $1,200,000 of debt in July 2001. This resulted in a comparably lower interest expense in 2002. The total other income for the 2002 year was also primarily the result of the abatement of penalties and interest related to Intellipay's estimated past due payroll taxes, which were included in the total other expenses in the 2001 periods.

      Income Taxes - Income tax expense benefit of $13,676 was offset by an income tax expense of $13,676 for the year ended December 31, 2001 compared to no benefit or expense for the year ended December 31, 2002.

      Discontinued Operations - We recorded a total net loss from discontinued operations, net of taxes, of $192,249 for the year ended December 31, 2001.
We recorded a total net gain from discontinued operations of $893,305, net of taxes, for the year ended December 31, 2002. The total gain for the 2002 year was primarily the result of the settlement, release and forgiveness of $456,925, net of taxes, of Logio's capital leases in default in the 2002 third quarter and an additional $416,000, net of taxes, related to the settlement, release and forgiveness of World Commerce liabilities in the 2002 second quarter.

      Net Earnings (Loss) - We recorded a net loss of $5,045,193 for the year ended December 31, 2001, compared to net earnings of $926,662 for the year ended December 31, 2002. We recorded a net loss per common share of $0.24 for the year ended December 31, 2001, compared to net earnings per common share of $0.04 for the year ended December 31, 2002. The increase in net income from the 2001 to 2002 year end is primarily the result of total net gains from discontinued operations.

      Factors Affecting Future Performance

..     We are currently dependent on the efforts of our resellers for our continued growth. All of our significant resellers have become inactive or dormant. We expect overall sales to decrease moderately in the first quarter of 2003 due to inactive resellers. We are actively recruiting other additional resellers to replace these inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and gateway fees. We must recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

..     We are dependent upon our merchant account to accept payment for services from a large number of our customers. If we were to lose this merchant account, it would have an adverse affect on our ability to collect on sales which would reduce our working capital and income.

..     Wide scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

..     We currently are unable to satisfy certain of our obligations through our operating revenues. Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to develop, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

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

Liquidity and Capital Resources

      For the year ended December 31, 2002, we met our operational and cash flow goals and have reduced our liabilities; however, we must address our remaining liabilities, including those of our discontinued subsidiaries, through further negotiation and payments. As a result we have consolidated payables, net current liabilities from discontinued operations and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements of our existing liabilities and to facilitate growth. We plan to address only the liabilities of our operating subsidiaries with our cash. We expect to continue to generate positive cash flows through further development of business and sales.

       We had negative cash flows from continuing operations of $1,120,466 for the year ended December 31, 2001. However, as a result of the steps discussed above, we recorded positive cash flows from continuing operations of $399,659
for the year ended December 31, 2002.   We expect further development of
business and sales to continue to generate positive cash flows.

      At December 31, 2001, we had $249,813 cash and cash equivalents compared to $362,319 as of December 31, 2002. Additionally, we have a certificate of deposit in the amount of $101,536 as of December 31, 2002. Total current assets as of December 31, 2001, were $503,203 compared to $544,236 as of December 31, 2002. Total current liabilities were $1,841,093 as of December 31, 2001, which included $1,353,057 of net current liabilities from discontinued operations, compared to $847,815 as of December 31, 2002, which included $460,052 of net current liabilities from discontinued operations. Our accumulated deficit totaled $13,091,636 as of December 31, the 2001, compared to $12,164,974 at December 31, 2002.

      Net cash used in investing activities for the year ended December 31, 2002, was $74,343 compared to $219,060 used in investing activities for the year ended December 31, 2002. Investing activities for the 2002 year consisted primarily of the purchase of a certificate of deposit and the purchase of the residual customer portfolio explained below in "Commitments and Contingent Liabilities."

      Net cash provided by financing activities was $1,317,476 for the year ended December 31, 2001, compared to net cash used by financing activities of $68,093 for the year ended December 31, 2002. Net cash provided by financing activities for the year ended December 31, 2001 were primarily proceeds from issuance of notes payable and stock compared to net cash used by financing activities for the year ended December 31, 2002, which were primarily the payment on a note payable to our largest reseller.

Commitments and Contingent Liabilities

      Our commitments and contingent liabilities consist primarily of operating leases, net current liabilities of discontinued operations and
payables and accrued payroll and contingencies.    Our future minimum lease
payments under operating leases are $134,856 through December 2003. Our operating lease for our Salt Lake City office approximates $8,000 per month as of December 31, 2002. In February 2002, in an effort to improve operational efficiencies, we closed Intellipay's physical office located in Fremont, California, and moved its technological infrastructure to Salt Lake City. As a result of this move Intellipay defaulted on its operating lease in May 2002. The lease requires approximately $6,000 per month, plus late fees and interest, through December 2003.

      Our total current liabilities as of December 31, 2002, reflect primarily a note payable to a reseller, accounts payable, accrued liabilities, and net current liabilities from discontinued operations. On September 3, 2002, we entered into an agreement with Category Five Technologies, Inc. to purchase its residual interest in a customer hosting portfolio. We agreed to purchase the portfolios with $60,000 in cash, a cash annuity of $28,750 per month through April 2003, settlement of certain liabilities and receivables between the parties valued at $48,030. This intangible asset of $232,360 is being amortized over a two year period and these charges are included in cost of sales.

      We continue to work through various matters related to liabilities and disputes with a vendor and other creditors which may affect our cash position. Management intends to negotiate resolutions for the liabilities and disputes of our operating entities.

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

      As part of our consolidated debt reduction, management has worked to reduce our liabilities and the liabilities of our subsidiaries. A portion of our total consolidated current liabilities at the period ended December 31, 2002, was $151,959 of accrued liabilities primarily related to payroll liabilities and contingent liabilities.

Intellipay owed past due taxes for the period prior to and immediately after
its acquisition by Pacific WebWorks.   In June 2002 the Internal Revenue
Service accepted abatement to all penalties incurred related to the estimated taxes due. As a result, we have adjusted the estimated liability which was approximately $14,000 as of December 31, 2002. Intellipay is currently paying $5,000 monthly toward this obligation and expects to make its final payment in March 2003.

Liabilities for Discontinued Operations

      In prior periods, capital leases in default represented a large portion of our net current liabilities from discontinued operations; however, management has been successful in negotiating settlements of a significant portion of these leases in the third quarter of 2002. Prior to our acquisition of Logio, its management had temporarily ceased development and operations of its Internet products. As a result, it was unable to make payment on some of its capital lease obligations and defaulted on those agreements. The default on these capital lease agreements totaled approximately $445,000. Then on September 8, 2002, Logio entered into a settlement agreement with Sunrise International Leasing Corporation in which Sunrise International accepted the return of the equipment as satisfaction of the total debt. The settlement and release was accounted for as an extraordinary gain and is included with discontinued operations, net of income taxes, in our consolidated statement of earnings for the year ended December 31, 2002.

      Logio had other liabilities as of December 31, 2002, including a capital lease for $17,825, overdraft checking of $23,766, payables past due of $177,174 and accrued liabilities of $6,012. Logio was also indebted to Pacific WebWorks for approximately $148,473. In order to close out this obligation during third quarter 2002 Pacific WebWorks accepted title to Logio's equipment, valued at approximately $58,077 and wrote off the remaining debt, which was recorded as an intercompany equity transaction and eliminated in consolidation

      In the first quarter of 2002 management successfully settled approximately $416,000 of World Commerce's liabilities, which are included as an extraordinary gain and presented in discontinued operations, net of taxes, on our consolidated statement of earnings for the year ended December 31, 2002. As of December 31, 2002, World Commerce's liabilities include estimated contingent recourse obligations and attorneys fees approximating $100,000 related to recourse from a leasing company, payables past due of $64,010 and other liabilities of $71,265.

Financing

      Although we are meeting our current operational and cash flow goals, we must address the liabilities of our discontinued operations through further negotiation or possible sale of these discontinued entities. We have total consolidated payables past due and accrued liabilities, including discontinued operations, that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements on our existing liabilities and potential growth opportunities.

      Warrants granted as part of our equity transactions may provide an additional source of funding. As of December 31, 2002, we had outstanding warrants to purchase 6,900,000 common shares which may result in maximum proceeds of $7,975,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all, or any, of the warrants will be exercised before their expiration through April 2006.

      We have taken steps to reduce our monthly cash outflow and to become cash flow positive, but we believe we may need an additional $1 to $2 million in 2003 to continue to keep up with technological improvements and further our business development strategies. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, and growth could be slowed, which may have a material adverse effect on us.

      We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than ours. We believe we may need to raise additional capital, both internally and externally, in order to successfully compete.

      Should external capital be required, we intend to structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

      Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budget amounts. We currently do not expect impairment to occur for the Intelliplay business unit in the near term; however, such impairment would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings.

      Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $36,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation would have a direct affect on our cash and certificate balances approximating $464,000 as of December 31, 2002.

      Our discontinued operations currently have no material assets and net current liabilities of approximately

$460,000. As such, judgments received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment and that any settlement will be negotiated within the next twelve months. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.


                   ITEM 7: FINANCIAL STATEMENTS






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




                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Pacific Webworks, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/S/ Chisholm & Associates


Chisholm & Associates
North Salt Lake, Utah
January 21, 2003

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS


                                                          December 31,
                                                     2001            2002
                                                  ------------- -------------
CURRENT ASSETS

  Cash and cash equivalents                       $    249,813  $    362,319
  Certificate of deposit                                     -       101,536
  Receivables
    Trade, less allowance for doubtful
      receivables of $53,000 in 2001 and
      $77,000 in 2002                                  112,414        36,063
    Employee                                               768             -
  Prepaid expenses                                     140,208        44,318
                                                  ------------- -------------

     Total current assets                              503,203       544,236
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                    262,828       163,347

OTHER ASSETS, NET                                    2,964,654     3,147,558
                                                  ------------- -------------

                                                  $  3,730,685  $  3,855,141
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - reseller                                    -       112,297
  Accounts payable                                     100,034        51,195
  Accrued liabilities                                  278,034       151,959
  Deferred revenue                                     109,668        72,312
  Net current liabilities from
    discontinued operations                          1,353,357       460,052
                                                  ------------- -------------

     Total current liabilities                       1,841,093       847,815
                                                  ------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding
    23,076,688 shares in 2001 and 23,359,473
    shares in 2002                                      23,077        23,360
  Additional paid-in capital                        14,998,151    15,148,940
  Common stock subscriptions                           (40,000)            -
  Accumulated deficit                              (13,091,636)  (12,164,974)
                                                  ------------- -------------

     Total stockholders' equity                      1,889,592     3,007,326
                                                  ------------- -------------

                                                  $  3,730,685  $  3,855,141
                                                  ============= =============







 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

               CONSOLIDATED STATEMENTS OF EARNINGS

                                                          Year ended
                                                          December 31,
                                                         2001      2002
                                                  ------------- -------------
Revenues, net
  Software, access and license fees               $    706,691  $    157,959
  Hosting, gateway and maintenance fees              1,196,847     2,240,291
  Training, design and other                           124,277       174,326
                                                  ------------- -------------
                                                     2,027,815     2,572,576

Cost of sales                                          413,550       431,840
                                                  ------------- -------------

     Gross profit                                    1,614,265     2,140,736

Selling expenses                                       558,968       280,565
Research and development                               448,991       304,909
General and administrative                           1,485,824     1,296,294
Depreciation and amortization                        1,900,024       149,505
Compensation expense for options and warrants          232,549       114,645
Impairment loss - goodwill                           1,776,768             -
                                                  ------------- -------------

     Total operating expenses                        6,403,124     2,145,918
                                                  ------------- -------------

     Net earnings (loss) from operations            (4,788,859)       (5,182)
                                                  ------------- -------------
Other income (expense)
  Loss on sale or abandonment of assets                (69,319)       (7,500)
  Interest income                                        7,881         8,310
  Interest expense                                     (64,689)      (13,858)
  Penalties                                                  -       (21,388)
  Abatement of penalties                                     -        42,036
  Other income (expense), net                           62,042        30,939
                                                  ------------- -------------
                                                       (64,085)       38,539
                                                  ------------- -------------
  Net income (loss) from continuing
   operations before income taxes                   (4,852,944)       33,357

Income Taxes
  Expense                                                    -       (13,676)
  Benefit                                                    -        13,676
                                                  ------------- -------------
                                                             -             -
                                                  ------------- -------------

  Net income (loss) from continuing operations      (4,852,944)       33,357

Discontinued operations
  Gain (loss) from operations (net of income tax)     (192,249)      438,440
  Gain on disposal (net of income tax)                       -       454,865
                                                  ------------- -------------
    Total gain (loss) from discontinued operations    (192,249)      893,305

     NET EARNINGS (LOSS)                          $ (5,045,193) $    926,662
                                                  ============= =============

Net earnings (loss) per common share
 - basic and dilutive
    Net income (loss) from continuing operations  $      (0.23) $          -
    Gain (loss) from discontinued operations             (0.01)         0.04
                                                  ------------- -------------
    Net earnings (loss)                           $      (0.24) $       0.04
                                                  ============= =============
Weighted-average number of shares
 outstanding - basic and diluted                    20,694,550    23,175,858
                                                  ============= =============









 The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              Years ended December 31, 2001 and 2002





                                                                    Additional   Stock
                             Price per          Common Stock        Paid-in      Subscriptions Accumulated
                             share           Shares       Amount    Capital      Receivable    Deficit      Totals
                             ------------ ------------ ------------ ------------ ------------  ------------ ------------
Balances at January 1, 2001           -    15,008,342  $    15,009  $10,153,603  $         -   $(8,046,443)   2,122,169

Issuance of stock for
 deposit and rent             $     0.50      537,200          537      268,063            -             -      268,600

Issuance of stock for
 acquisition of Logio, Inc.            -    2,791,980        2,792    2,447,199            -             -    2,449,991

Issuance of stock for
 prepaid legal and
 investment banking
 services                           0.52      289,166          289      149,711            -             -      150,000

Cash received for other
 contributed capital                   -            -            -        1,475            -             -        1,475

Units issued for cash and
 debt conversion:
  Stock                             0.32    4,000,000        4,000    1,276,000            -             -    1,280,000
  Warrants (4,000,000 granted)      0.08            -            -      320,000            -             -      320,000
  Additional expense recognized
   for excess fair value of
   warrants over cash and
   conversion value                 0.02            -            -       77,134            -             -       77,134

Issuance of stock for
 insurance policies                 0.35      200,000          200       69,800            -             -       70,000

Issuance of stock for
 warrants exercised                 0.32      250,000          250       79,750      (40,000)            -       40,000

Consulting compensation
 recognized for warrants
 granted                               -            -            -      116,712            -             -      116,712

Compensation recognized for
 stock options granted                 -            -            -       38,703            -             -       38,703

Net loss 2001                          -            -            -            -            -    (5,045,193)  (5,045,193)
                                          ------------ ------------ ------------ ------------ ------------- ------------

Balances at December 31, 2001               23,076,688      23,077   14,998,150      (40,000)  (13,091,636)   1,889,591

Issuance of stock for
  insurance policies          0.12 - 0.37      282,785         283       36,145            -             -       36,428

Cash received for stock
  subscription                         -            -            -            -       40,000             -       40,000

Consulting compensation
 recognized for warrants
 granted                               -            -            -      114,645            -             -      114,645

Net earnings 2002                      -            -            -            -            -       926,662      926,662
                                          ------------ ------------ ------------ ------------ ------------- ------------

Balances at December 31, 2002          -    23,359,473 $    23,360  $15,148,940  $         -  $(12,164,974) $ 3,007,326
                                          ============ ============ ============ ============ ============= ============






     The accompanying notes are an integral part of this financial statement




                  Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        For the
                                                                       Year ended

                                                                          December 31,
                                                                        2001       2002
                                                                  ------------- -------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
   Net earnings (loss)                                            $ (5,045,193) $    926,662
   Less: Loss (gain) from discontinued operations (net of taxes)       192,249      (893,305)
                                                                  ------------- -------------
     Earnings (loss) from continuing operations                     (4,852,944)       33,357
   Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities
     Depreciation & amortization                                     1,900,024       149,505
     Issuance of options and warrants for compensation                 232,549       114,645
     Impairment loss                                                 1,776,768             -
     Bad debt expense                                                   22,846       359,598
     Loss on sale or abandonment of property and equipment              43,847         7,500
   Changes in assets and liabilities
     Receivables                                                        33,763      (332,379)
     Prepaid expenses and other assets                                 453,787       181,773
     Accounts payable and accrued liabilities                         (128,406)      (76,984)
     Deferred revenue                                                 (602,700)      (37,356)
                                                                  ------------- -------------

   Total adjustments                                                 3,732,478       366,302

   Net cash provided by (used in) continuing operating activities   (1,120,466)      399,659
                                                                  ------------- -------------
 Cash flows from investing activities
   Purchases of property and equipment                                 (80,141)      (57,524)
   Proceeds from sale of property and equipment                          5,798             -
   Purchase of certificate of deposit                                        -      (101,536)
   Purchase of residual portfolio                                            -       (60,000)
                                                                  ------------- -------------

   Net cash used in investing activities                               (74,343)     (219,060)
                                                                  ------------- -------------

 Cash flows from financing activities
   Proceeds from issuance of notes payable                             900,000             -
   Cash received for contributed capital                                 1,475             -
   Payment on note payable to reseller                                       -      (108,093)
   Net proceeds on issuance of stock                                   416,001             -
   Proceeds from stock subscription                                          -        40,000
   Principal payments of long-term obligations                               -             -
                                                                  ------------- -------------

   Net cash provided by (used in) financing activities               1,317,476       (68,093)
                                                                 ------------- -------------

   Net cash provided by continuing operations                          122,667       112,506
   Net cash used in discontinued operations                            (36,655)            -
                                                                  ------------- -------------

   Net increase in cash and cash equivalents                            86,012       112,506

Cash and cash equivalents at beginning of period                       163,801       249,813
                                                                  ------------- -------------

Cash and cash equivalents at end of period                        $    249,813  $    362,319
                                                                  ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $     63,227  $     6,907
  Cash paid for income taxes                                                 -          900
Non-cash financing activities:
  Issuance of common stock for prepaid services, deposit and rent $    488,600  $         -
  Purchase of Logio subsidiary for stock                             2,450,000            -
  Issuance of common stock for subscription                          1,214,000            -
  Issuance of stock for prepaid insurance policies                      70,000       36,427
  Purchase of residual portfolio with note                                   -      220,390

  Purchase of residual portfolio less net settlement of liabilities          -       48,030







     The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

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

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC. (a non-operating company), and Logio, Inc. (a non-operating, development company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period balances have been reclassified to conform with current period presentation.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, other assets, and certain accrued liabilities such as contingent liabilities.

4. Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

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

Revenues from up-front fees are deferred and recognized over the period services are performed (generally one year). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

9.  Net Earnings (Loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 3,845,409 related to options and 6,900,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                Year ended December 31,
                                                   2001          2002
                                              ------------- -------------
Common shares outstanding during the period     15,008,342    23,076,688
Weighted average common shares issued            5,686,208        99,170
                                              ------------- -------------
Weighted average common shares used
   in basic earnings (loss) per share           20,694,550    23,175,858
Dilutive effects of potentially issuable
   common shares (warrants)                              -             -
                                              ------------- -------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share          20,694,550    23,175,858
                                              ============= =============


10. Recently Adopted Accounting Pronouncements

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

Previously, the Company followed Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that impairment losses be recognized on such assets when indicators of impairment are discovered and estimated undiscounted future cash flows to be generated from those assets are less than their carrying value. During the year ended December 31, 2001, and as a result of certain events and management's assessment of impaired assets, the Company recorded $1,776,768 in impairments related to the goodwill of the Logio, Inc. and World Commerce Network subsidiaries which have been discontinued.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10. Recently Adopted Accounting Pronouncements- Continued

Business Combinations and Goodwill
----------------------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has performed an internal impairment test of goodwill in early 2002 and believes there is currently no material effect on the Company's results of operations and financial position based on the test.

NOTE B - ACQUISITIONS

1.  Acquisition of Logio, Inc.

On February 8, 2001, Pacific WebWorks completed its acquisition of Logio, Inc., a development stage company, in a stock-for-stock exchange. Pacific WebWorks exchanged approximately 2,800,000 shares of its common stock for 18,425,830 shares of Logio, Inc. common stock. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles and valued at approximately $2,450,000 representing the fair value of the Pacific WebWorks shares on the date of exchange. Goodwill totaling $1,855,388 began to be amortized over three years in 2001 and approximately $242,967 was amortized for the period from acquisition to December 31, 2001. The Company's remaining goodwill related to the acquisition of Logio has been impaired in second quarter 2001 totaling $1,612,420 (Note D). Logio's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations from the acquisition date to December 31, 2001 and for the year ended December 31, 2002 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet in discontinued operations. Logio, Inc. is currently a non-operating Internet development company.

2.  Acquisition of Intellipay, Inc.

On April 4, 2000, the Company completed the Agreement and Plan of Reorganization with Intellipay, Inc., a private Delaware corporation. The Company issued 2,400,000 shares of common stock valued at approximately $4,320,000 for all of the outstanding shares of Intellipay. As such, Intellipay became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill totaling $4,532,713 was initially to be amortized over three years. Intellipay's results of operations are included in the Pacific WebWorks, Inc. consolidated results of operations for the year ended December 31, 2001 and from the acquisition date to December 31, 2000 and it's the fair values of its assets and liabilities have also been recorded on the acquisition date and are included in the Pacific WebWorks, Inc. consolidated balance sheet. Intellipay historically operated in the San Jose, California area.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE B - ACQUISITIONS - CONTINUED

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

World Commerce Network is currently a non-operating marketing company. Goodwill totaling $240,541 began to be amortized over three years in 2001 and approximately $24,060 and $52,123 was amortized for the years ended December 31, 2001 and 2000, respectively. All remaining goodwill amounts associated to this business unit have been recorded as an impairment in 2001 totaling $164,348 (Note D). The effects of the operations of World Commerce Network are recorded as discontinued operations.



NOTE C - PROPERTY AND EQUIPMENT

Property and equipment includes the following:                 Estimated
                                              December 31,     useful
                                          2001          2002   life (years)
                                     ------------ ------------ ------------
 Computer Equipment                  $   421,770  $   321,832     3-5
 Equipment                                83,961       95,271     3-7
 Software                                 83,971       90,294     3-5
 Furniture and Fixtures                   95,112       85,257     5-8
 Leasehold Improvements                        -        3,143  Life of lease
                                     ------------ ------------
                                         684,814      595,797
 Less Accumulated Depreciation          (421,986)    (432,450)
                                     ------------ ------------
                                     $   262,828  $   163,347
                                     ============ ============

Impairment charges totaling $911,532 were recorded in Logio, Inc. during the year ended December 31, 2001 representing equipment under capital lease agreements which were in default, primarily returned to hardware vendors, cash down payments and related equipment and software.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE D - OTHER ASSETS

Other assets include the following:                  December 31,
                                                  2001          2002
                                           -------------- --------------
       Goodwill                            $   6,628,642  $   2,946,253
       Purchased customer portfolio                    -        232,360
       Other                                      19,250          7,672
                                           -------------- --------------

                                               6,647,892      3,186,285
                                           -------------- --------------

       Accumulated amortization               (1,906,470)       (38,727)
       Impairment losses                      (1,776,768)             -
                                           -------------- --------------
                                           $   2,964,654  $   3,147,558
                                           ============== ==============

The Company has focused its immediate attention to the operations and growth of its core business units: Pacific WebWorks, Inc. and Intellipay, Inc. As a result of this, in 2001, the Company assessed impairment of goodwill for the Logio, Inc. subsidiary and the World Commerce Network subsidiary resulting in $1,776,768 of impairment losses for the year ended December 31, 2001.

The remaining goodwill recorded as other assets as of December 31, 2001 and 2002 relates to the Intellipay, Inc. business unit.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE E - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:          December 31,
                                                    2001         2002
                                              ------------- -------------

      Payroll related liabilities             $    147,162  $     70,988
      Reseller commissions                          65,690        39,790
      Contingent liabilities                        65,000        36,491
      Other                                            182         4,690
                                              ------------- -------------
                                              $    278,034  $    151,959
                                              ============= =============

Payroll related liabilities totaling $70,988 at December 31, 2002 include approximately $14,000 in estimated taxes and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc.


NOTE F - RELATED PARTY TRANSACTIONS

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE G - STOCKHOLDERS' EQUITY

1. Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of December 31, 2002

Directors, officers, and employees have been granted options to acquire 3,845,409 shares of the company's common stock. The options were granted at exercise prices ranging from $0.14 - $3.44 per share. The options vest periodically through July 2004 and expire through April 2011.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

1. Equity Incentive Plan  - Continued

Fair market value of options granted

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which approximately $38,700, and $0 has been recognized in the years ended December 2001 and 2002, respectively for compensation earned related to options issued at exercise prices that were less than the fair market value of the Company's stock on the date of grant. Had compensation cost for the stock based compensation been determined based upon the fair value of the options at the grant date consistent with methodology set forth by FAS 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                  Year Ended December 31,
                                                      2001         2002
                                                ------------- --------------
Net earnings (loss)
  From continuing operations
                               As reported      $ (4,852,922) $      33,357
                               Pro forma          (5,734,460)      (528,379)

  Gain (loss) from discontinued operations

                               As reported      $   (192,249) $     893,305
                               Pro forma            (192,249)       893,305

  Net earnings (loss)
                               As reported      $ (5,045,193) $     926,664
                               Pro forma          (5,926,731)       364,928

  Net earnings (loss) per
  common share from continuing
  operations basic and fully
  diluted                      As reported      $      (0.23) $           -
                               Pro forma               (0.26)             -

  Gain (loss) from
  discontinued operations
  basic and fully diluted
                               As reported      $      (0.01) $        0.04
                               Pro forma               (0.01)          0.04

  Net earnings (loss) per
  common share                 As reported      $      (0.24) $        0.04
                               Pro forma               (0.27)          0.02

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

1. Equity Incentive Plan  - Continued

Fair market value of options granted - Continued

The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2001 and 2002: expected volatility of 125 percent and 145 percent, respectively; risk-free interest rate of 6.25 percent and 4.25 percent, respectively; and expected life of 3 and 3.5 years, respectively. The weighted-average fair value of options granted was $0.56 and $0.14 in 2001 and 2002, respectively.

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

Information with respect to the Company's stock options as of December 31,
2002:
                                                              Weighted-
                                                              average
                                Stock options  Exercise price exercise price
                                -------------- -------------- --------------

Outstanding at January 1, 2001        707,606  $  1.06-$3.53      $2.21
   Granted                          3,250,251      0.75-0.87       0.76
   Exercised                                -              -          -
   Forfeited                          317,372      0.75-2.63       1.44
                                -------------- -------------- --------------
Outstanding at December 31, 2001    3,640,485  $   0.75-3.53      $0.97
                                -------------- -------------- --------------
   Granted                            600,000        0.14          0.14
   Exercised                                -              -          -
   Forfeited                          395,076      0.14-3.53       1.59
                                -------------- -------------- --------------
Outstanding at December 31, 2002    3,845,409  $  0.14-$3.44      $0.78
                                ============== ============== ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

1. Equity Incentive Plan- Continued

Additional information related to stock options outstanding and exercised at December 31, 2002:

Options outstanding
                                                    Weighted-
                   Number        Weighted-average   average remaining
Exercise price     outstanding    exercise price    contractual life (years)
------------------ -------------- ----------------- -----------------------
   $3.44              37,879           $ 3.44             1
    2.63              44,779             2.63             1
    2.00             180,000             2.00             1.5
    1.75              25,000             1.75             1.6
    1.06              50,000             1.06             2
    0.87             150,251             0.87             8.1
    0.75           2,767,500             0.75             9.3
    0.14             590,000             0.14             4.6
                  --------------
                   3,845,409
                  ==============



Options exercisable



                         Number             Weighted-average
     Exercise price      exercisable         exercise price
     --------------      -----------         ---------------
        $ 3.44               37,879              $ 3.44
          2.63               44,779                2.63
          2.00              180,000                2.00
          1.75               25,000                1.75
          1.06               50,000                1.06
          0.87              150,327                0.87
          0.75            1,845,000                0.75
          0.14                  -                  0.14
                         -----------
                          2,332,985
                         ===========

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

2.  Warrants for common stock

As of December 31, 2002, warrants for the purchase of 6,900,000 shares of the Company's common stock were outstanding and exercisable. The warrants outstanding and exercisable have exercise prices ranging from $0.30 to $7.50 per share. Warrants expire through April 2006.

As discussed in Note F, warrants to purchase 4,000,000 shares, valued at $0.10 each were granted in an equity offering at an exercise price of $0.80 per share.

On April 25, 2001, the Company entered into an agreement with a consultant to provide investor relations, public relations, and fulfillment services related to financing in exchange for warrants. A total of 500,000 warrants were issued at an exercise price of $0.50 per share under the terms of the agreement and 500,000 were issued at an exercise price of $0.75 per share for a total of 1,000,000 warrants granted under this agreement. The warrants were fully vested as of December 31, 2001. Consulting charges related to this agreement approximate $175,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract will be performed through April 25, 2002 and the fair value of the warrants is recognized ratably over the service period. Total compensation expense from the issuance of these warrants totaled $116,715 for the year ended December 31, 2001 and $58,358 for the year ended December 31, 2002. The agreement terminated in April of 2002 when the services were completed.

On May 14, 2002, the Company granted warrants to purchase an aggregate of 1,300,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services to be received over the course of one year. The exercise prices of the warrants are 600,000 at $0.30, which vested immediately; 400,000 at $0.50, which vested on September 15, 2002; and 300,000 at $0.90, which vested on December 31, 2002. All of the warrants have two year expiration dates. Consulting charges related to this agreement approximate $84,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract will be performed through May 2003 and the fair value of the warrants is recognized ratably over the service period. Total compensation expense from the issuance of these warrants totaled $56,285 for the year ended December 31, 2002. The agreement terminates in May 2003 when the services were completed.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

3.  Issuance of stock

During January 2001 the Company issued a total of 537,200 shares of common stock to a related party for $268,600 related to a rental deposit and three months of rental for the temporary use of an operations center in Salt Lake City, Utah.

In April 2001, the Company issued a total of 289,166 shares of its common stock as a prepayment for legal, investment banker, and insurance services totaling $150,000. The related expenses have been recognized over the periods in which the services were received.

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

As discussed in Note F, common stock totaling 4,000,000 shares, valued at $0.32 each, were issued in the May 2001 equity offering.

As discussed in Note B, common stock totaling 2,791,980 shares were effectively issued to Logio, Inc. shareholders in a stock-for-stock exchange in order to acquire Logio as a wholly owned subsidiary.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002



NOTE H - DISCONTINUED OPERATIONS

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2001

                                                 World         Total
                                                 Commerce      Discontinued
                                   Logio, Inc.   Network, LLC  Operations
                                   ------------- ------------- -------------
ASSETS
Current assets                     $          -  $     37,328  $     37,328
Long-term assets                              -             -             -
                                   ------------- ------------- -------------
  Total assets                     $          -  $     37,328  $     37,328
                                   ============= ============= =============
LIABILITIES
Overdraft in bank                  $     23,766  $          -  $     23,766
Capital leases payable                      460             -           460
Capital leases in default               438,373             -       438,373
Accounts payable                              -       179,017       179,017
Payables past due                       213,689        77,105       290,794
Accrued liabilities                      32,018       209,677       241,695
Note Payable                                  -       216,580       216,580
                                   ------------- ------------- -------------
  Total current liabilities        $    708,306  $    682,379  $  1,390,685
                                   ============= ============= =============

Net current liabilities            $    708,306  $    645,051  $  1,353,357
                                   ============= ============= =============

The gains (losses) from discontinued operations during 2001 include the results of operations for Logio, Inc. and World Commerce Network, LLC from January 1, 2001 through December 2001.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE H - DISCONTINUED OPERATIONS - Continued

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2002:

                                                World         Total
                                                Commerce      Discontinued
                                  Logio, Inc.   Network, LLC  Operations
                                  ------------- ------------- -------------
ASSETS
Current assets                    $          -  $          -  $          -
Long-term assets                             -             -             -
                                  ------------- ------------- -------------
  Total assets                    $          -  $          -  $          -
                                  ============= ============= =============
LIABILITIES
Overdraft in bank                 $     23,766  $          -  $     23,766
Capital leases in default               17,825             -        17,825
Payables past due                      177,174        64,010       241,184
Accrued liabilities                      6,012       171,265       177,277
                                  ------------- ------------- -------------
  Total current liabilities       $    224,777  $    235,275  $    460,052
                                  ============= ============= =============

Net current liabilities           $    224,777  $    235,275  $    460,052
                                  ============= ============= =============

The gains (losses) from discontinued operations include the results of operations for Logio, Inc. and World Commerce Network, LLC from January 1,
2002 through the measurement date of July 1, 2002.   The gains from disposal
of discontinued operations include the results of operations for Logio, Inc. and World Commerce Network, LLC realized from measurement date of July 1, 2002 through December 31, 2002. The Company estimates that the ultimate sale or disposal of discontinued operations will result in a gain net of phase-out operating gains and losses. Such gains will be recorded when realized.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE H - DISCONTINUED OPERATIONS - Continued

Discontinued subsidiary - Logio Inc.
-----------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue its wholly owned subsidiary Logio, Inc. and set forth a formal plan of disposal. Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (Logio) conducted business as a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional. Logio was acquired by the Company in February 2001. The Company's Board has determined that there is no longer a viable market for this product line.

Logio has ceased the development and operations of its products and has not produced any significant revenues to date.

Settled liabilities
In September 2002, Logio entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio's audited financial statements. The settlement and release approximates $445,000 and Logio, formally discontinued operations and has recorded an extraordinary gain for the forgiveness of this capital lease in default approximating $457,000 net of income tax expense and changes in deferred income tax asset of $0) for the year ended December 31, 2002, representing all amounts accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the year ended December 31, 2002.

Discontinued subsidiary  - World Commerce Network, LLC
------------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC and set forth a formal plan of disposal. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its operations. World Commerce Network became a consolidated entity with the Company in March 2000. The Company's Board has determined that the Company will not directly participate in seminar operations in the future. Rather, it will continue focus on reseller distribution channels.

Other current liabilities
Other current liabilities of World Commerce Network, LLC consist of estimated customer refunds approximating $56,000 and estimated contingent liabilities from the legal matter noted below approximating $95,000 as of December 31, 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

NOTE H - DISCONTINUED OPERATIONS - Continued

Discontinued subsidiary - World Commerce Network, LLC - Continued
-----------------------------------------------------------------

Settled liabilities
In January 2002, World Commerce Network settled a liability, approximating $12,000, for $1 in value with a printing company.

Also in January 2002, World Commerce Network settled its liabilities with U.S. Merchant Systems, a former member, approximating $433,000 for approximately $17,000 in cash and receivables. World Commerce Network has been unconditionally forgiven and released from these liabilities in the settlement agreement.

The total of the settlement, release and forgiveness of these liabilities approximates $416,000 (net of income tax expense and change in deferred tax asset of $0) and was recorded as an extraordinary gain by World Commerce. The settlement of these liabilities is a component of the gain from disposal of discontinued operations on the Company's consolidated Statement of Earnings for the year ended December 31, 2002.

Pending litigation
In September 2002, World Commerce Network, LLC received a complaint from a customer financing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations and related attorney's fees for World Commerce Network approximate $95,000 at December 31, 2001 and 2002 and have been recorded as a net current liability of discontinued operations. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network's former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of World Commerce Network. The vendor seeks approximately $65,000 plus interest. World Commerce Network believes the amount should be reduced based upon the vendor's performance and other disputes. World Commerce Network has filed an answer to the complaint and
further litigation is pending.   The Company has recorded amounts in net
current liabilities of discontinued operations. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE I - COMMITMENTS AND CONTINGENCIES

1. Pending or threatened litigation

Customer financing company
--------------------------
In September 2002, Pacific WebWorks received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between Pacific WebWorks and the leasing company provides for recourse on leases in which customers have not made first payment. In November 2002, the company settled this matter with the leasing company for $40,000 cash and installments of $500 per month payable for 12 months through November, 2003. The Company had initially estimated and recorded $68,000 for this contingent liability and this estimate was changed in 2002 in conjunction with the settlement.

Former employee
---------------
In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. In June 2002, an additional conference with the State of Utah Labor Commission took place related to the former employee's appeal to the Company's dismissal in this matter. In the June 2002 conference, the Company and Mr. Renfro were each instructed by the judge to retain counsel as the appeal will now be in the court system rather than before the State of Utah Labor Commission. No discovery has been made prior to its due date and Mr. Renfro has not stated an amount of any claimed damages as of December 31, 2002. The Company intends to defend this matter vigorously and has filed a motion to dismiss the matter.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

2. Operating leases

The Company leases office space for its operations in Salt Lake City, Utah and in Freemont, California. Combined monthly expenses under the two lease agreements approximate $14,000 as of December 31, 2002. For office and operations space in Salt Lake City, Utah, approximately $5,300 of monthly lease expenses are associated with an operating lease agreement that expires in December 2003 and $2,400 is a month-to-month operating lease agreement. Approximately $6,000 of monthly lease expenses relate to the Freemont office space which was abandoned in the migration of Intellipay to Salt Lake City, Utah (February 2002) and Intellipay has defaulted on that lease. The Company rented a data center during the first four months of 2001 for approximately $26,000 each month. Total rent expense for all rented office and data center space approximated $242,000 and $156,500 for the years ended December 31, 2001 and 2002, respectively. The following is a schedule of consolidated future minimum lease payments under the operating leases:

               Year ended      Lease
               December 31,    Commitment
               ------------    ----------
                   2003        $  134,856
                Thereafter              -
                               ----------
                               $  134,856
                               ==========

The terms of the Freemont office lease agreement provide for late fees of 10% of the obligation and a maximum interest rate accruing for default payments due. The Company has estimated accrued amounts as liabilities sufficient for these terms.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE J - INCOME TAXES

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:



                                                      2001        2002
                                                ------------- -------------
Deferred tax assets
  Allowance for doubtful accounts                $     14,716  $      8,100
  Net operating loss carryforwards                  5,564,000     5,383,003
  Excess book depreciation and amortization         1,172,078       921,066
  Other, net                                              398        20,927
                                                 ------------- -------------
                                                    6,751,192     6,333,494

  Less valuation allowance                         (6,681,368)   (6,333,494)
                                                 ------------- -------------
                                                       69,824             -
Deferred tax liabilities
  Excess tax depreciation and amortization                  -             -
  Other, net                                          (69,824)   (        -)
                                                 ------------- -------------
    Net tax assets                               $          -  $          -
                                                 ============= =============


As of December 31, 2002, the Company has net operating loss carryforwards for tax reporting purposes of approximately $15,800,000 which expire from 2019 through the year 2022. Utilization of the net operating loss is dependent on the future profitable operation of the Company and each of its subsidiaries. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE K - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:


                                   Pacific                     Discontinued
 Year ended December 31, 2001(a)   WebWorks      Intellipay    Operations(b)
-------------------------------- -------------- ------------- --------------
Current assets                   $     418,886  $     84,318  $           -
Intercompany accounts                2,221,682             -              -
Total assets                         5,761,649       190,720              -

Current liabilities                    310,034       179,007      1,353,054
Intercompany accounts                        -     1,400,227        821,455
Total liabilities                      310,034     1,578,234      2,174,509


Revenues, net                    $   1,111,416  $    916,399              -

Income (loss) from continuing
 operations
  Before income taxes               (4,369,762)     (483,182)             -

ain (loss) from discontinued
  operations                                 -             -       (192,249)

Net income (loss)                $  (4,369,762) $   (483,182) $    (192,249)




____________________________________________________
(a)Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b)Includes Logio, Inc. from the date of acquisition February 8, 2001 to December 31, 2001.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002



NOTE K - SEGMENT REPORTING (CONTINUED)


                                  Pacific                     Discontinued
Year ended December 31, 2002(c)   WebWorks      Intellipay(d) Operations
-------------------------------   ------------- ------------- -------------
Current assets                    $    522,027        22,208  $          -
Intercompany accounts                1,987,212             -             -
Total assets                         5,782,955        59,397             -

Current liabilities                    306,676        81,087       460,052
Intercompany accounts                        -     1,310,415       676,797
Total liabilities                      306,676     1,391,502     1,136,849

Revenues, net                     $  1,668,660  $    903,916             -

Income (loss) from continuing
 operations
  Before income taxes                  (14,037)       47,394             -

Gain (loss) from discontinued
 operations                                  -             -       893,305

Net income (loss)                 $    (14,037) $     47,394   $   893,305





______________________________________________________
(c) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002


NOTE L - MARKET RISK

We rely on the efforts of third party resellers to add accounts to our customer base. A significant portion of our customer accounts were provided during 2001 and 2002 by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are primarily dependent upon reseller distribution channels for further sales growth.

NOTE M - SUBSEQUENT EVENT

On January 21, 2003, the company entered into a Letter of Intent with IDI Global, Inc. to be acquired by IDI Global for a stock-for-stock, tax free transaction. The agreement anticipated that the exchange rate would not exceed one IDI Global common share for every three shares of Pacific WebWorks, Inc. common shares. In March 2003, Pacific WebWorks and IDI Global mutually agreed not to proceed with the closing of the acquisition.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no change, or disagreement with, our principal independent accountants during the past two fiscal years.


                             PART III

   ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF PACIFIC WEBWORKS

Directors and Executive Officers

      The directors and executive officers and key employees of Pacific WebWorks are listed below. Their respective ages and positions are listed, as well as, biographical information for each of these persons is presented below. Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.


Name                      Age    Position Held
------                  -------  --------------
Christian R. Larsen        28    President and Director
Kenneth W. Bell            53    Chief Executive Officer and Director
Thomas R. Eldredge         34    Secretary/Treasurer and Chief Financial
                                 Officer
Allan E. Oepping           28    Director
Benjamin A. Black          30    Director

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

      Kenneth W. Bell: Mr. Bell was appointed as our Chief Executive Officer and Director on January 5, 2001. He is President and a Director of Logio, Inc. and has served in various offices for Logio since February 1997. From April 1990 to December 1996, he served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has thirty years experience in a variety of finance and management positions, including employment in the commercial banking area for fifteen years in Utah and California. Mr. Bell received a bachelors degree from Brigham Young University in 1972.

      Thomas R. Eldredge: On January 5, 2001 our Board of Directors appointed Mr. Eldredge as our Senior Vice-President, Secretary/Treasurer and Chief Financial Officer. Mr. Eldredge is a CPA and has over eleven years of experience in accounting, audit and information systems. He spent over six years with Grant Thornton LLP, one of the nation's ten largest public accounting firms, as a manager in that company's assurance department. Mr. Eldredge is an assistant professor at the University of Utah in the accounting and information systems department at the graduate and undergraduate levels and has instructed students for over five years at the University, Grant Thornton's National training center and Utah Valley State College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah. In February 2001, our Board of Directors appointed Mr. Eldredge as corporate Secretary.

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

Compliance with Section 16(a)

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all
Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations from these reporting persons that no Forms 5 were required, we believe that all required reports have been timely filed.


           ITEM 10: EXECUTIVE COMPENSATION

      The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. We do not have formal written agreements with our executive officers.

                    SUMMARY COMPENSATION TABLE

                       Annual Compensation
                       -------------------


Name and principal                                           Other annual
position               Year       Salary ($)      Bonus ($)  compensation($)
---------------------  -----      ----------      --------  --------------
Christian R. Larsen    2002       $60,708         $ 2,500       $  0
President              2001        55,750               0          0
                       2000        60,000               0          0

Kenneth W. Bell        2002        81,708           2,500          0
CEO                    2001        67,125*              0          0
                       2000             0               0          0

Thomas R. Eldredge     2002       $76,270           2,500          0
Secretary/Treasurer    2001        67,292*              0          0
CFO                    2000             0               0          0

Allan E. Oepping       2002        53,667               0          0
Director               2001        50,000               0          0
                       2000        50,000               0          0

Benjamin A. Black      2002        51,094               0          0
Director               2001        50,000               0          0
                       2000        50,000               0          0

      * Does not include salaries paid by Logio to these persons prior to Pacific WebWorks acquisition of Logio.




                      Long Term Compensation
                      ----------------------

                                Awards                   Payouts
                               --------                  --------
                                                                  All
                           Restricted   Securities      LTIP      Other
Name and principal         stock        underlying      payouts   Comp.
position             Year  award(s)($)  Options/SARs(#) ($)       ($)
-------------------- ----- ------------ --------------- --------- ----------
Christian R.  Larsen 2002   $ 0            50,000         $ 0     $   0
President            2001     0           325,000           0         0
                     2000     0                 0           0         0

Kenneth W.  Bell     2002     0            50,000           0         0
CEO                  2001     0           637,878           0         0
                     2000     0                 0           0         0

Thomas R. Eldredge   2002     0            50,000           0         0
Secretary/Treasurer  2001     0           327,273           0         0
CFO                  2000     0                 0           0         0

Allan E. Oepping     2002     0            50,000           0         0
Director             2001     0           325,000           0         0
                     2000     0                 0           0         0

Benjamin A. Black    2002     0            50,000           0         0
Director             2001     0           250,000           0         0
                     2000     0                 0           0         0

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------
Christian R. Larsen        50,000           8.0%       $ 0.14  July 2007

Kenneth W. Bell            50,000           8.0%         0.14  July 2007

Thomas R. Eldredge         50,000           8.0%         0.14  July 2007

Allan E. Oepping           50,000           8.0%         0.14  July 2007

Benjamin A. Black          50,000           8.0%         0.14  July 2007


Compensation of Directors.

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. Under our 2001 Equity Incentive Plan, an independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which they serve as a member of our board and 10,000 options upon joining our board. At this time we do not have any independent directors.


        ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Pacific WebWorks outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all executive officers and directors as a group. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The percentage of beneficial ownership is based on 23,359,473 outstanding shares of common stock as of March 5, 2003, and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.


                            MANAGEMENT

                            Common Stock Beneficially Owned
                            -------------------------------
Name and Address of         Number of Shares of                   Percentage
Beneficial Owners           Common Stock         Options (1)      of Class
--------------------------- -------------------- ---------------- ----------

Christian R. Larsen             878,000 (2)            270,833      4.9%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Kenneth W.  Bell                 217,311 (3)           537,878      3.2%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Benjamin A. Black                500,000               208,333      3.0%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Thomas R. Eldredge                     0               277,273      1.2%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

Allan E. Oepping                 697,500               270,833      4.1%
180 South 300 West,
Suite 400
Salt Lake City, Utah 84101

All executive officers and     2,292,811             1,565,150     15.5%
directors as a group

            (1) Represents options exercisable within the next 60 days (June
                30, 2003).
            (2) Represents 878,000 shares held by Net Strategic Investments
                LLC of which Mr. Larsen is an affiliate
            (3) Includes 76,309 shares held by Mr. Bell and 141,002 shares owned jointly with his spouse.

Changes in Control

      On January 21, 2003, Pacific WebWorks signed a letter of intent to be acquired as the wholly-owned subsidiary of IDI Global, Inc., a Nevada corporation. The letter of intent contemplated a stock-for-stock, tax free transaction. As of the filing date, Pacific WebWorks and IDI Global mutually agreed not to proceed with the acquisition.

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes transactions we have either engaged in during the last two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

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

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
2.1 Agreement and Plan of Reorganization between Pacific WebWorks and Intellipay, Inc., dated April 4, 2000 (Incorporated by reference to exhibit No. 2.1for Pacific WebWork's Form 8-K, filed April 19, 2000.)

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

99.1     Section 1350 Chief Executive Officer Certification

99.2     Section 1350 Chief Financial Officer Certification


Reports on Form 8-K

         We filed a current report on Form 8-K, dated February 2003, under
Item 5 announcing the letter of intent to be acquired by IDI global, Inc, as a wholly owned subsidiary.


                ITEM 14.  CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we established a disclosure committee responsible for our disclosure controls and procedures. The disclosure committee is responsible for the establishment of formalized procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On February 11, 2003, our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures and determined that there continued to be no significant deficiencies in these procedures.

      Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved management or other employees who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Pacific WebWorks, Inc.


                                 /s/ Christian R. Larsen
Date: March 24, 2003         By:___________________________________
                                 Christian R. Larsen,
                                 President and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





                                 /s/ Kenneth W. Bell
Date: March 24, 2003         By:_____________________________________
                                 Kenneth W.  Bell
                                 Chief Executive Officer and Director



                                 /s/ Thomas R. Eldredge
Date: March 24, 2003         By:______________________________
                                 Thomas R. Eldredge
                                 Secretary/Treasurer and Chief
                                 Financial Officer


                                   /s/ Allan E. Oepping
Date: March 24, 2003         By: ____________________________________
                                  Allan E. Oepping
                                  Director



                                  /s/ Benjamin A. Black
Date: March 24, 2003         By: ____________________________________
                                  Benjamin A. Black
                                  Director

              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kenneth W.  Bell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific WebWorks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Kenneth W. Bell
Date: March 24, 2003           ____________________________________
                                    Kenneth W.  Bell
                                    Chief Executive Officer


              CHIEF FINANCIAL OFFICER CERTIFICATION

I, Thomas R. Eldredge, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific WebWorks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                   /s/ Thomas R. Eldredge
Date: March 24, 2003              ____________________________________
                                    Thomas R. Eldredge
                                    Chief Financial Officer