Form 10QSB
period 2003-03-31
PACIFIC WEBWORKS INC
filed 2003-05-14
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

As of May 15, 2003, the Registrant had a total of 23,359,473 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ............................................3

Item 2:  Management's Discussion and Analysis............................16

Item 3:  Controls and Procedures.........................................25

                    PART II: OTHER INFORMATION

Item 5:  Other Information...............................................25

Item 6:  Exhibits and Reports on Form 8-K ...............................25

Signatures and Certifications............................................27












                 PART I -- FINANCIAL INFORMATION
                ---------------------------------

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the three period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS
                                                   December 31,    March 31,
                                                       2002          2003
                                                  ------------- --------------
                                                                 (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                       $    362,319  $     354,925
  Certificate of deposit                               101,536        102,100
  Receivables
   Trade, less allowance for doubtful receivables
     of $77,000 in 2002 and $18,000 in 2003             36,063         32,056
  Prepaid expenses                                      44,318         33,042
                                                  ------------- --------------

     Total current assets                              544,236        522,123
                                                  ------------- --------------

PROPERTY AND EQUIPMENT, NET AT COST                    163,347        147,374

OTHER ASSETS                                         3,147,558      3,086,434
                                                  ------------- --------------

                                                  $  3,855,141  $   3,755,931
                                                  ============= ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - reseller                              112,297              -
  Accounts payable                                      51,195         29,824
  Accrued liabilities                                  151,959        144,148
  Deferred revenue                                      72,312         72,136
  Net current liabilities from
    discontinued operations                            460,052        460,522
                                                  ------------- --------------

     Total current liabilities                         847,815        706,630
                                                  ------------- --------------
STOCKHOLDERS' EQUITY

  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding
   23,359,473 in 2002 and 2003                          23,360         23,360
  Additional paid-in capital                        15,148,940     15,170,048
  Accumulated deficit                              (12,164,974)   (12,144,107)
                                                  ------------- --------------

     Total stockholders' equity                      3,007,326      3,049,301
                                                  ------------- --------------

                                                  $  3,855,141  $   3,755,931
                                                  ============= ==============




 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                                            For the
                                                       three months ended
                                                            March 31,
                                                       2002          2003
                                                  ------------- --------------
Revenues, net
  Software, access and license fees               $     42,118  $      31,860
  Hosting, gateway and maintenance fees                457,247        524,389
  Training, design and other                            54,614         15,995
                                                  ------------- --------------
                                                       553,979        572,244

Cost of sales                                          114,774         86,405
                                                  ------------- --------------

    Gross profit                                       439,205        485,839

Selling expenses                                        96,581         42,691
Research and development                                77,235         40,109
General and administrative                             293,195        339,966
Depreciation                                            54,535         24,241
Compensation expense for options and warrants           43,768         21,108
                                                  ------------- --------------

    Total operating expenses                           565,314        468,115
                                                  ------------- --------------

    Net earnings (loss) from operations               (126,109)        17,724
                                                  ------------- --------------
Other income (expense)
  Loss on sale or abandonment of assets                 (7,500)             -
  Interest income and other                              1,267          1,830
  Interest expense                                      (5,105)             -
  Penalties                                            (21,388)             -
  Other income (expense), net                            7,748          1,783
                                                  ------------- --------------
                                                       (24,978)         3,613
                                                  ------------- --------------
    Net income (loss) from continuing operations
    before income taxes                               (151,087)        21,337

Income Taxes
  Expense                                                    -              -
  Benefit                                                    -              -
                                                  ------------- --------------
                                                             -              -
                                                  ------------- --------------

    Net income (loss) from continuing operations      (151,087)        21,337

Discontinued operations
  Gain (loss) from operations (net of income tax)      404,950              -
  Gain on disposal (net of income tax)                       -           (470)
                                                  ------------- --------------
    Total gain (loss) from discontinued operations     404,950           (470)

  NET EARNINGS (LOSS)                             $    253,863  $      20,867
                                                  ============= ==============
Net earnings (loss) per common share - basic
 and dilutive
  Net income (loss) from continuing operations    $      (0.01) $           -
  Gain (loss) from discontinued operations                0.02              -
                                                  ------------- --------------
  Net earnings (loss)                             $       0.01  $           -
                                                  ============= ==============
Weighted-average number of shares outstanding
  Basic                                             23,079,960     23,359,473
                                                  ============= ==============
  Diluted                                           23,116,997     23,359,473
                                                  ============= ==============





 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                            For the
                                                          three months
                                                         ended March 31,
                                                        2002        2003
                                                   ------------- -------------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
 Net income (loss)                                 $    253,863  $     20,867
 Less: Loss (gain) from discontinued
  operations (net of taxes)                            (404,950)          470
                                                   ------------- -------------
     Income (loss) from continuing operations          (151,087)       21,337

 Adjustments to reconcile net loss
  to net cash used in operating activities
    Depreciation & amortization                          54,535        24,241
    Issuance of  options and warrants
      for compensation                                   43,768        21,108
    Bad debt expense                                     27,165       125,000
    Loss on sale or abandonment of
      property and equipment                              7,500             -
    Income taxes                                              -             -
 Changes in assets and liabilities
    Receivables                                         (31,450)     (120,993)
    Prepaid expenses and other assets                    78,648        34,660
    Accounts payable and accrued liabilities             12,263       (29,182)
    Deferred revenue                                      8,089          (176)
                                                   ------------- -------------

   Total adjustments                                    200,518        54,658

   Net cash provided by (used in) continuing
    operating activities                                 49,431        75,995
                                                   ------------- -------------
  Cash flows from investing activities
 Purchases of property and equipment                    (11,078)       (8,268)
 Increase to CD                                               -          (564)
                                                   ------------- -------------

   Net cash used in investing activities                (11,078)       (8,832)
                                                   ------------- -------------
  Cash flows from financing activities
 Proceeds from issuance of notes payable                      -             -
 Cash received for contributed capital                        -             -
 Payment on note payable to reseller                          -       (74,557)
 Net proceeds on issuance of stock                            -             -
 Proceeds from stock subscription                        40,000             -
 Principal payments of long-term obligations               (185)            -
                                                   ------------- -------------

   Net cash provided by financing activities             39,815       (74,557)
                                                   ------------- -------------
   Net cash provided by (used in)
    continuing operations                                78,168        (7,394)

   Net cash used in discontinued operations                   -             -
                                                   ------------- -------------
   Net increase (decrease) in cash and
     cash equivalents                                    78,168        (7,394)

Cash and cash equivalents at beginning of period        249,813       362,319
                                                   ------------- -------------

Cash and cash equivalents at end of period         $    327,981  $    354,925
                                                   ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                           $          -  $      1,076
  Cash paid for income taxes                                  -           300
Non-cash financing activities:
  Issuance of stock for prepaid insurance policy   $      3,671  $          -


 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2003. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC, and Logio, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of World Commerce Network, LLC and Logio, Inc. have been discontinued.

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

                          March 31, 2003
                           (Unaudited)

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


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 3,455,409 related to options and 6,900,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive using the treasury stock method.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                   Three months ended
                                                        March 31,
                                                    2002          2003
                                                ------------- -------------

Common shares outstanding during the period       23,086,504    23,359,473
Weighted average common shares issued                  6,544             -
                                                ------------- -------------
Weighted average common shares used
   in basic earnings (loss) per share             23,079,960    23,359,473
                                                ------------- -------------
Dilutive effects of potentially issuable
   common shares (warrants)                           37,037             -
                                                ------------- -------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share            23,116,997    23,359,473
                                                ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:   December 31,    March 31,
                                                      2002         2003
                                                ------------- -------------
            Computer Equipment                  $    321,832  $    327,551
            Equipment                                 95,271        95,433
            Software                                  90,294        92,206
            Furniture and Fixtures                    85,257        85,732
            Leasehold Improvements                     3,143         3,143
                                                ------------- -------------
                                                     595,797       604,065
            Less Accumulated Depreciation           (432,450)     (456,691)
                                                ------------- -------------
                                                $    163,347  $    147,374
                                                ============= =============

NOTE 3 - OTHER ASSETS

Other assets include the following:               December 31,   March 31,
                                                     2002          2003
                                                ------------- -------------
            Goodwill                            $  2,946,253  $  2,946,253
            Purchased residual portfolio             232,360       232,360
            Other                                      7,672         7,672
                                                ------------- -------------

                                                   3,186,285     3,186,285
                                                ------------- -------------

            Accumulated amortization                 (38,727)      (99,851)
                                                ------------- -------------
                                                $  3,147,558  $  3,086,434
                                                ============= =============

In September 2002, Pacific WebWorks, Inc. entered into an agreement with a reseller to purchase the remaining residual interest in a customer hosting portfolio. The portfolio was purchased for $60,000 in cash, a cash annuity of $28,750 per month for eight months ($220,390 present value) and net settlement of certain liabilities and receivables between the parties of $48,030. This intangible asset of $232,360 is being amortized over the period of expected future cash flows estimated at two years and these charges are included in cost of sales. As discussed in Note 7, net Purchased Residual Portfolio was reduced $37,740 in January 2003 due to the settlement of the reseller note and subsequent amortization charges have been reduced for this change in estimated portfolio value.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)



NOTE 4 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities
-------------------
Accrued liabilities consist of the following:    December 31,   March 31,
                                                     2002          2003
                                                ------------- -------------
      Payroll related liabilities               $     70,988  $     42,640
      Contingent reseller commissions                 39,790        39,790
      Contingent liabilities                          36,491        57,329
      Other                                            4,690         4,389
                                                ------------- -------------
                                                $    151,959  $    144,148
                                                ============= =============



NOTE 5 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of March 31, 2003.

As of March 31, 2003, approximately 3,455,409 options were outstanding at exercise prices ranging from $0.14 to $3.44 per share and approximately 6,900,000 warrants were outstanding, and exercisable at prices ranging from $0.30 to $7.50 per share. As of March 31 2003, approximately 2,122,909 options were exercisable at exercise prices ranging from $0.14 to $3.44 per share.

Options expire through April 2011 and warrants expire through April 2006.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


NOTE 6 - DISCONTINUED OPERATIONS

The following includes the combined net current liabilities for the Company's discontinued operations as of March 31, 2003:

                                                     World          Total
                                                    Commerce     Discontinued
                                     Logio, Inc.   Network, LLC   Operations
                                    ------------- ------------- -------------
ASSETS
Current assets                      $          -  $         -   $          -
Long-term assets                               -            -              -
                                    ------------- ------------- -------------
  Total assets                      $          -  $         -   $          -
                                    ============= ============= =============
LIABILITIES
Overdraft in bank                         23,766            -         23,766
Capital leases in default                 17,825            -         17,825
Payables past due                        177,174       64,010        241,184
Accrued liabilities                        6,483      171,264        177,747
                                    ------------- ------------- -------------
  Total current liabilities         $    225,248  $   235,274   $    460,522
                                    ============= ============= =============
Net current liabilities             $    225,248  $   235,274   $    460,522
                                    ============= ============= =============

The gains (losses) from discontinued operations include the results of operations for Logio, Inc. and World Commerce Network, LLC through the
measurement date of July 1, 2002.   The gains from disposal of discontinued
operations include the results of operations for Logio, Inc. and World Commerce Network, LLC realized from measurement date of July 1, 2002 forward. The Company estimates that the ultimate sale or disposal of discontinued operations will result in a gain net of phase-out operating gains and losses. Such gains will be recorded when realized.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


NOTE 6 - DISCONTINUED OPERATIONS - Continued

Discontinued subsidiary - Logio Inc. - Continued
------------------------------------------------

Settled liabilities
In September 2002, Logio, Inc. entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio, Inc. audited financial statements. The settlement and release approximates $445,000 and Logio, formally discontinued operations and has recorded an extraordinary gain for the forgiveness of this capital lease in default approximating $457,000 (net of income taxes and change in deferred income tax of $0) for the year ended December 31, 2002, representing all amounts accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the quarter and nine months ended December 31, 2002.

Discontinued subsidiary - World Commerce Network, LLC
-----------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC and set forth a formal plan of disposal. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its operations. World Commerce Network became a consolidated entity with the Company in March 2000. The Company's Board has determined that the Company will not participate in seminar operations in the future. Rather, it will continue to focus on reseller distribution channels, as well as direct sales and marketing efforts.

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

The total of the settlement, release and forgiveness of these liabilities approximates $416,000 (net of income taxes and change in deferred tax asset of $0) and was recorded as an extraordinary gain by World Commerce. The settlement of these liabilities is a component of the gain from disposal of discontinued operations on the Company's consolidated Statement of Earnings for year ended December 31, 2002.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


NOTE 6 - DISCONTINUED OPERATIONS - Continued

Discontinued subsidiary - World Commerce Network, LLC - Continued
-----------------------------------------------------------------

Pending litigation
In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations and related attorney's fees for World Commerce Network approximate $95,000 at March 31, 2003 and $95,000 at December 31, 2001 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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


NOTE 7 - CONTINGENCY AND OPERATING COMMITMENTS

Former employee
---------------
In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. In June 2002, an additional conference with the State of Utah Labor Commission took place related to the former employee's appeal to the Company's dismissal in this matter. In the June 2002 conference, the Company and Mr. Renfro were each instructed by the judge to retain counsel as the appeal will now be in the court system rather than before the State of Utah Labor Commission. No discovery has been made prior to its due date and Mr. Renfro has not stated an amount of any claimed damages as of March 31, 2003. The Company intends to defend this matter vigorously and has filed a motion to dismiss the matter.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


NOTE 7 - CONTINGENCY AND OPERATING COMMITMENTS - Continued

Other matters
-------------
The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

Operating lease in default
--------------------------
In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc. defaulted on its operating lease for office space in Fremont, California. The lease agreement requires payment of approximately $6,000 per month plus applicable late fees and interest through December 2003.

Annual future operating lease commitments on the Fremont office space, exclusive of any late fees or interest, as of March 31, 2003 are as follows:


               2003           $54,117
               Thereafter           -
                              --------
                              $54,117
                              ========

As of March 31, 2003, Intellipay, Inc. has recorded an accrued liability of approximately $57,000 related to the months of office lease under default, including all interest and late fees.

Note payable reseller
----------------------

As discussed in Note 3, Pacific WebWorks had a note payable to a reseller for the purchase of the reseller's residual interest in a customer portfolio hosted by the Company. The balance of the note totaled $112,297 as of December 31, 2002 and was settled in January 2003 for $74,557 including all principal and interest. The difference of $37,740 was recorded as a net decrease to the intangible asset.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)



NOTE 8 - SEGMENT REPORTING

Segment reporting by business unit follows:

                                        Pacific                  Discontinued
Three months ended March 31, 2002(a)    WebWorks    Intellipay   Operations(b)
------------------------------------ ------------- ------------- -------------

Current assets                       $    438,279  $     81,237  $        671
Intercompany accounts                   2,239,912             -             -
Total assets                            5,700,864       163,216        71,362

Current liabilities                       326,585       187,654       951,071
Intercompany accounts                           -     1,420,263       819,659
Total liabilities                         326,585     1,607,918     1,770,730

Revenues, net                        $    295,765  $    258,214  $          -

Income (loss) from continuing
 operations                               (97,829)      (28,280)            -

Gain (loss) from discontinued
 operations                                     -             -       404,950

Net income (loss)                    $    (94,901) $    (56,186) $    404,950

____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. and World Commerce Network, LLC, non-operating, discontinued subsidiaries.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003
                           (Unaudited)


NOTE 8 - SEGMENT REPORTING - CONTINUED


                                       Pacific                  Discontinued
Three months ended March 31, 2003(a)   WebWorks    Intellipay   Operations(b)
------------------------------------ ------------ ------------- -------------

Current assets                       $   500,300  $     21,823  $          -
Intercompany Accounts                  1,953,918             -             -
Total assets                           5,659,888        49,961             -

Current liabilities                      165,796        80,317       460,522
Intercompany Accounts                          -     1,277,121       676,797
Total liabilities                        165,796     1,357,438     1,137,319

Revenues, net                        $   401,190  $    171,054  $          -

Income (loss) from continuing
 operations                               (4,740)       22,464             -

Gain (loss) from discontinued
 operations                                    -             -          (470)

Net income (loss)                    $    (3,291) $     24,628  $       (470)


____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. and World Commerce Network, LLC non-operating, discontinued subsidiaries.


NOTE 9 - MARKET RISK

We rely largely on the efforts of third party resellers and our distribution partners to add accounts to our customer base. A significant portion of our customer accounts were provided during 2002 by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are primarily dependent upon reseller distribution channels for further sales growth.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

      For the past two years management has taken several steps to restructure operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, and continued development of our sales and marketing channels. We recorded net earnings of $20,867 for the three month period ended March 31, 2003, which were primarily due to reductions of costs and expenses.

      We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows, but we are dependent on the efforts of our resellers and our in-house sales personnel to cover attrition losses and for increases to revenues and resulting increases to cash balances. We had negative working capital of $ 303,599 at December 31, 2002 and $184,507 as of March 31, 2003. This means we are currently unable to satisfy our total current liabilities, including those of our discontinued operations, with current assets and must continue to negotiate favorable settlements for these liabilities.

      We have three subsidiaries: Intellipay, Inc., World Commerce Network, L.L.C. and Logio, Inc. Intellipay, Inc., a Delaware corporation, specializes in providing online, secure and real-time payment processing services for organizations of all sizes. World Commerce Network, LLC was created in December 1999 as a marketing company. World Commerce ceased seminar operations in June 2000 and formally discontinued its operations in July 2002.
 We acquired Logio in February 2001, but Logio ceased development of its products due to funding and market constraints shortly after the merger.
Logio formally discontinued its operations in July 2002.

Results of Operations

      The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three month periods ended March 31, 2002 and 2003, our first quarter. The following discussions should be read in conjunction with the unaudited financial statements included with this report.

      Net Revenues - We receive revenues primarily from the sale of access to our software technology and continuing monthly gateway service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined, and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Total net revenues increased $18,265 from the 2002 first quarter compared to the 2003 first quarter. The 2003 first quarter increase was primarily due to additions to monthly recurring services by our then largest reseller during the first and second quarters 2002.

      Cost of Sales and Gross Profits - Cost of sales include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales decreased $28,369 from the 2002 first quarter compared to the 2003 first quarter. The decrease in cost of sales for the 2003 first quarter was primarily related to the reduction of reseller commissions due to the purchase of our largest reseller's residual portfolio in September 2002. As a result, gross profits increased $46,634 from the 2002 first quarter compared to the 2003 first quarter.

      Total Operating Expenses - Total operating expenses decreased $97,199 from the 2002 first quarter compared to the 2003 first quarter. The decrease for the 2003 year was primarily the result of decreased selling expenses, research and development costs, depreciation and compensation for warrants, as discussed below.

      Selling Expenses - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses decreased $53,890 from the 2002 first quarter compared to the 2003 first quarter. The decrease in selling expenses occurred due to a reduction in work force from as many as six in the 2002 first quarter to three in the 2003 first quarter. This decrease also included the restructuring of Intellipay sales personnel in February 2002.

      Research and Development Expenses - Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $37,126 from the 2002 first quarter compared to the 2003 first quarter. The decrease in these expenses for the 2003 first quarter resulted primarily from a reduction in our Intellipay development staff located in California in November 2002.

      General and Administrative Expense - General and administrative expenses consist of those related to finance, administrative, benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses increased $46,770, or 13.8%, from the 2002 first quarter compared to the 2003 first quarter. The increase for the 2003 first quarter were due to bad debt expense offset by reductions in Intellipay administrative charges due to restructuring in February 2002.

      Depreciation - These expenses include depreciation of property and equipment and these expenses decreased $30,294 from the 2002 first quarter compared to the 2003 first quarter due to retirement of fully depreciated assets through first quarter 2003.

      Compensation Expense for Options and Warrants - These expenses relate to warrants granted to consultants in 2001 and 2002, which expire through April 2006. The compensation expense represents the fair market value of the warrants, estimated on the date of grant. For the 2002 first quarter, we recognized $43,768 of compensation expense related to these warrants compared to $21,108 for the 2003 first quarter. The decrease in compensation expense during 2003 was primarily a result of the lower fair value of new warrants granted to consultants in 2002.

      Total Other Income (Expense) - We recorded total other net expense of $24,978 for the 2002 first quarter compared to total other net income of $3,613 for the 2003 first quarter. The total other expense for the 2002 first quarter was primarily related to the abatement of penalties and interest related to Intellipay's estimated past due payroll taxes.

      Discontinued Operations - We recorded a total net gain from discontinued operations, net of taxes, of $404,950 for the 2002 first quarter. We recorded a total net loss from discontinued operations of $470, net of taxes, for the 2003 first quarter. The total net gain for the 2002 first quarter was primarily the result of the settlement, release and forgiveness of liabilities owed by World Commerce Network.

      Net Earnings (Loss) - We recorded net earnings of $253,863 for the 2002 first quarter compared to net earnings of $20,867 for the 2003 first quarter. The decrease in net income for the 2003 first quarter is primarily the recognition of total net gains from discontinued operations in the 2002 first quarter. We recorded net earnings per common share of $0.01 for the 2002 first quarter, compared to net earnings per common share of $0 for the

2003 first quarter.

       Factors Affecting Future Performance

..      We are currently dependent on the efforts of our resellers for our continued growth. All of our significant resellers have become inactive or dormant. We expect overall sales to remain down during the next two quarters due to inactive resellers. We are actively recruiting other additional resellers to replace these inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and gateway fees. We must recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

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

..      We may experience software defects and development delays, damaging customer relations. We may experience breakdowns or unauthorized entry into our hosting services, infrastructure or payment processing system, harming our business. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted or compromised.

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

Liquidity and Capital Resources

      For the three month period ended March 31, 2003, we met our operational and cash flow goals and have reduced our liabilities; however, we had negative working capital of $303,579 at March 31, 2002 and negative working capital of $184,507 at March 31, 2003. Also, we must address the remaining liabilities of our discontinued subsidiaries through further negotiation. As a result we have consolidated payables, net current liabilities from discontinued operations and accrued liabilities that, cumulatively, cannot be paid with cash on hand or with recurring monthly cash flows. Thus, we may require additional funding sources to meet the requirements of our existing liabilities and to facilitate growth. We plan to address only the liabilities of our operating subsidiaries with our cash.

      We recorded net cash flows provided by continuing operations of $60,744 for the 2002 first quarter compared to $75,995 for the 2003 first quarter. We expect further development of business and sales to continue to generate positive cash flows.

      At December 31, 2002, we had $362,319 cash and cash equivalents compared to $354,925 as of March 31, 2003. Additionally, we had a certificate of deposit in the amount of $101,536 at December 31, 2002 and $102,100 as of March 31, 2003. Total current assets at December 31, 2002, were $544,236 compared to $522,123 as of March 31, 2003. Total current liabilities were $847,815 as of December 31, 2002, which included $460,052 of net current liabilities from discontinued operations, compared to $706,630 as of March 31, 2003, which included $460,522 of net current liabilities from discontinued operations. Our accumulated deficit totaled $12,164,974 at December 31, 2002 compared to $12,144,107 at March 31, 2003.

      Net cash used in investing activities for the 2002 first quarter was $11,078 compared to $8,832 used in investing activities for the 2003 first quarter. Investing activities for the 2003 first quarter consisted primarily of the purchase of property and equipment.

      Net cash provided by financing activities was $39,815 for the 2002 first quarter compared to net cash used in financing activities of $74,557 for the 2003 first quarter. Net cash used by financing activities for the 2003 first quarter was primarily the result of payment on a note payable to our largest reseller in 2002. The net cash provided for the 2002 first quarter was related to proceeds from the payment on a stock subscription receivable.

Commitments and Contingent Liabilities

      Our commitments and contingent liabilities consist primarily of operating leases, net current liabilities of discontinued operations and payables and accrued payroll and contingencies. At December 31, 2002, our future minimum lease payments under operating leases approximated $102,000 through December 2003. Our operating lease for our Salt Lake City office approximates $5,000 per month, with $3,000 per month for additional space. In February 2002, in an effort to improve operational efficiencies, we closed Intellipay's physical office located in Fremont, California, and moved its technological infrastructure to Salt Lake City. As a result of this move Intellipay defaulted on its operating lease in May 2002. The Intellipay lease requires approximately $6,000 per month, plus late fees and interest, through December 2003 and as of March 31, 2003, future operating lease commitments related to this lease totaled $54,117.

      Our total current liabilities as of March 31, 2003, were comprised of accounts payable, accrued liabilities and net current liabilities from discontinued operations. On September 3, 2002, we entered into an agreement with Category Five Technologies, Inc. to purchase its residual interest in a customer hosting portfolio. We agreed to purchase the portfolios with $60,000 in cash, a cash annuity of $28,750 per month through April 2003, settlement of certain liabilities and receivables between the parties valued at $48,030. This intangible asset of $232,360 is being amortized over a two year period and these charges are included in cost of sales. In January 2003 we settled the reseller note for $74,557, including all principal and interest. As a result amortization charges were reduced due to the change in the estimated portfolio value.

      Our accrued liabilities of $144,148 were primarily related to payroll liabilities and contingent liabilities and, prior to March 2003, Intellipay owed past due taxes for the period prior to and immediately after its
acquisition by Pacific WebWorks.   In June 2002 the Internal Revenue Service
accepted abatement to all penalties incurred related to the estimated taxes due. As a result, we have adjusted the estimated liability which approximated $14,000 as of December 31, 2002. Intellipay paid $5,000 per month toward this obligation in 2002 and made its final payment in March 2003.

      We continue to work through various matters related to liabilities and disputes with a vendor and other creditors which may affect our cash position. Management intends to negotiate resolutions for the liabilities and disputes of our operating entities.

      Liabilities for Discontinued Operations

      In prior periods, capital leases in default represented a large portion of our net current liabilities from discontinued operations; however, management has been successful in negotiating settlements of a significant portion of these leases in 2002. In the first quarter of 2002 management successfully settled approximately $416,000 of World Commerce's liabilities, which are included as an extraordinary gain and presented in discontinued operations, net of taxes, on our consolidated statement of earnings for the year ended December 31, 2002. As of March 31, 2003, World Commerce's liabilities include estimated contingent recourse obligations and attorneys fees approximating $100,000 related to recourse from a leasing company, payables past due of $64,010 and other liabilities of $71,265.

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

      Logio had other liabilities as of March 31, 2003, including a capital lease for $17,825, overdraft checking of $23,766, payables past due of $177,174 and accrued interest of $6,012. Logio was also indebted to Pacific WebWorks for approximately $148,473. In order to close out this obligation during third quarter 2002 Pacific WebWorks accepted title to Logio's equipment, valued at approximately $58,077 and wrote off the remaining debt, which was recorded as an intercompany equity transaction and eliminated in consolidation

Financing

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

      Warrants granted as part of our equity transactions may provide an additional source of funding. As of March 31, 2003, we had outstanding warrants to purchase 6,900,000 common shares which may result in maximum proceeds of $7,975,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all, or any, of the warrants will be exercised before their expiration through April 2006.

      We have taken steps to reduce our monthly cash outflow to become cash flow positive, but we believe we may need an additional $1 to $2 million in 2003 to continue to keep up with technological improvements and further our business development strategies. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, and growth could be slowed, which may have a material adverse effect on us.

      We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than ours. We believe we may need to raise additional capital, both internally and externally, in order to successfully compete.

      Should external capital be required, we may structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

      Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $97,119 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash and certificate balances approximating $457,000 as of March 31, 2003.

      Our discontinued operations currently have no material assets and net current liabilities of approximately $460,500. As such, judgments received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

ITEM 3: CONTROLS AND PROCEDURES

      We have established a disclosure committee responsible for our disclosure controls and procedures. The disclosure committee is responsible for the establishment of formalized procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On April 30, 2003 our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures and determined that there continued to be no significant deficiencies in these procedures.

      Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved management or other employees who had a significant role in our internal controls. They did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                   PART II -- OTHER INFORMATION

ITEM 5: OTHER INFORMATION

      In March 2003 we agreed to co-develop and market an Electronic Invoice Presentment and Payment application with Caselle, Inc. The purpose of the invoice application is to enable municipalities, counties, and special service districts to accept credit card payments, fees, utilities, taxes, etc. via the Internet.

      In April 2003 we launched our new "website replication technology." This technology enables network marketing companies to provide their distributors with a branded site that sustains the overall corporate look and feel, contains marketing information and allows individual distributors to personalize their own web site.

      In April 2003 Intellipay was selected by the National Association of Cities to provide online payment card transaction processing services to municipalities across the United States. This service allows cities, towns and villages to offer a way for their constituents to pay fees, fines, taxes, building permit fees, utilities, etc. online. The National Association of Cities is comprised of 10,000 cities, towns and villages with approximately 70 million constituents.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

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

Reports on Form 8-K.

      We filed a current report on Form 8-K, dated January 21, 2003, under
Item 5 announcing the letter of intent to be acquired by IDI global, Inc, as a wholly owned subsidiary.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PACIFIC WEBWORKS, INC.


                                      /s/ Christian R. Larsen
Date: May 13, 2003               By: _____________________________________
                                     Christian R. Larsen
                                     President and Director


                                      /s/ Kenneth W. Bell
Date: May 13, 2003               By: _____________________________________
                                     Kenneth W. Bell
                                     CEO and Director


                                      /s/ Thomas R. Eldrege
Date: May 13, 2003               By: _____________________________________
                                     Thomas R. Eldredge
                                     Secretary/Treasurer and Chief Financial
                                     Officer



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


                                 /s/ Kenneth W. Bell
Date: May 13, 2003               ____________________________________
                                 Kenneth W. Bell, C.E.O.




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


                                     /s/ Thomas R. Eldredge
Date: May 13, 2003                  ____________________________________
                                    Thomas R. Eldredge, CFO