Form 10QSB
period 2003-06-30
PACIFIC WEBWORKS INC
filed 2003-08-06
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

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

As of July 28, 2003, the Registrant had a total of 24,359,473 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis............................18

Item 3:  Controls and Procedures.........................................23

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.......................24

Item 5:  Other Information...............................................24

Item 6:  Exhibits and Reports on Form 8-K................................24

Signatures...............................................................26










                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our operations for the three and six month periods ended June 30, 2002 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS



                              ASSETS

                                                   December 31,    June 30,
                                                       2002          2003
                                                  ------------- -------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                       $    362,319  $    420,822
  Certificate of deposit                               101,536       102,700
  Receivables
    Trade, less allowance for doubtful
      receivables of $77,012 in 2002
      and $20,000 in 2003                               36,063        34,448
  Prepaid expenses                                      44,318        31,230
                                                  ------------- -------------

    Total current assets                               544,236       589,200
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                    163,347       128,954

OTHER ASSETS                                         3,147,558     3,063,050
                                                  ------------- -------------

                                                  $  3,855,141  $  3,781,204
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - reseller                              112,297             -
  Accounts payable                                      51,195        24,064
  Accrued liabilities                                  151,959       159,300
  Deferred revenue                                      72,312        60,863
  Net current liabilities from
    discontinued operations                            460,052       235,274
                                                  ------------- -------------

    Total current liabilities                          847,815       479,501
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock - par value $0.001;
    authorized 50,000,000; issued and
    outstanding 23,359,473 in 2002 and 2003             23,360        23,360
  Additional paid-in capital                        15,148,940    15,177,084
  Common stock subscriptions                                 -             -
  Accumulated deficit                              (12,164,974)  (11,898,741)
                                                  ------------- -------------

   Total stockholders' equity                        3,007,326     3,301,703
                                                  ------------- -------------

                                                  $  3,855,141  $  3,781,204
                                                  ============= =============




    The accompanying notes are an integral part of these statements.



                 Pacific Webworks, Inc. And Subsidiaries

                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)




                                              Six months ended         Three months ended
                                                   June 30,                  June 30,
                                             2002          2003         2002          2003
                                        ------------- ------------- ------------- -------------
Revenues, net
  Software, access and license fees     $     81,289  $     55,288  $     39,171  $     23,428
  Hosting, gateway and maintenance fees      924,873       977,108       467,626       452,719
  Training, design and other                 108,883        35,731        54,269        19,736
                                        ------------- ------------- ------------- -------------
                                           1,115,045     1,068,127       561,066       495,883

Cost of sales                                238,078       170,785       123,304        84,380
                                        ------------- ------------- ------------- -------------

     Gross profit                            876,967       897,342       437,762       411,503

Selling expenses                             205,582        88,919       109,001        46,228
Research and development                     164,624        75,074        87,389        34,965
General and administrative                   530,973       670,305       237,778       330,339
Depreciation and amortization                 95,860        48,592        41,325        24,351
Compensation expense for options
  and warrants                                72,429        28,143        28,661         7,035
                                        ------------- ------------- ------------- -------------

     Total operating expenses              1,069,468       911,033       504,154       442,918
                                        ------------- ------------- ------------- -------------

     Net loss from operations               (192,501)      (13,691)      (66,392)      (31,415)
                                        ------------- ------------- ------------- -------------

Other income (expense)
  Loss on sale or abandonment of assets       (7,500)            -             -             -
  Interest income                              2,887         3,770         1,620         1,940
  Interest expense                            (5,105)            -             -             -
  Penalties                                  (21,388)            -             -             -
  Abatement of penalties                      42,036             -        42,036             -
  Other income, net                           28,054         1,376        20,306          (407)
                                        ------------- ------------- ------------- -------------
                                              38,984         5,146        63,962         1,533
                                        ------------- ------------- ------------- -------------
     Net loss from continuing
      operations before income taxes        (153,517)       (8,545)       (2,430)      (29,882)

Income Taxes                                       -             -             -             -
                                        ------------- ------------- ------------- -------------
     Net income (loss) from
      continuing operations                 (153,517)       (8,545)       (2,430)      (29,882)

Discontinued operations
  Gain (loss) from operations
   (net of income tax)                       438,362             -        33,412             -
  Gain on disposal (net of income tax)             -       274,778             -       275,248
                                        ------------- ------------- ------------- -------------
     Total gain (loss) from
      discontinued operations                438,362       274,778        33,412       275,248
                                        ------------- ------------- ------------- -------------

     NET EARNINGS (LOSS)                $    284,845  $    266,233  $     30,982  $    245,366
                                        ============= ============= ============= =============

Net earnings (loss) per common share - basic and dilutive

  Net income (loss) from
   continuing operations                $      (0.01) $          -  $          -  $          -
  Gain (loss) from discontinued
   operations                                   0.02          0.01             -          0.01
                                        ------------- ------------- ------------- -------------

  Net earnings (loss)                   $       0.01  $       0.01  $          -  $       0.01
                                        ============= ============= ============= =============

Weighted-average number of  shares outstanding

  Basic                                   23,089,776    23,359,473    23,086,504    23,359,473
                                        ============= ============= ============= =============
  Diluted                                 23,137,110    23,359,473    23,133,848    23,359,473
                                        ============= ============= ============= =============




    The accompanying notes are an integral part of these statements.




                 Pacific WebWorks, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                                          For the
                                                                         six months
                                                                        ended June 30,
                                                                      2002          2003
                                                                -------------- ---------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net income (loss)                                             $     284,845  $      266,233
  Less: Loss (gain) from discontinued operations (net of taxes)      (438,362)       (274,778)
                                                                -------------- ---------------
    Income (loss) from continuing operations                         (153,517)         (8,545)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Depreciation & amortization                                        95,860          48,592
    Issuance of  options and warrants for compensation                 72,429          28,143
    Bad debt expense                                                   51,255         243,116
    Loss on sale or abandonment of property and equipment               7,500               -
  Changes in assets and liabilities
    Receivables                                                          (319)       (241,501)
    Prepaid expenses and other assets                                 115,345          59,857
    Accounts payable and accrued liabilities                          (60,622)        (19,790)
    Deferred revenue                                                   15,285         (11,449)
                                                                -------------- ---------------

     Total adjustments                                                296,733         106,968

     Net cash provided by (used in) continuing
     operating activities                                             143,216          98,423
                                                                -------------- ---------------
Cash flows from investing activities
  Purchases of property and equipment                                 (15,397)        (14,199)
  Purchase of certificate of deposit                                        -          (1,164)
  Proceeds from sale of discontinued operations                             -          50,000
                                                                -------------- ---------------

     Net cash used in investing activities                            (15,397)         34,637
                                                                -------------- ---------------
Cash flows from financing activities
  Proceeds from issuance of notes payable                                   -               -
  Cash received for contributed capital                                     -               -
  Payment on note payable to reseller                                       -         (74,557)
  Net proceeds on issuance of stock                                         -               -
  Proceeds from stock subscription                                     40,000               -
  Principal payments of long-term obligations                            (460)              -
                                                                -------------- ---------------

     Net cash provided by financing activities                         39,540         (74,557)
                                                                -------------- ---------------

     Net cash provided by (used in) continuing operations             167,359          58,503
     Net cash used in discontinued operations                               -               -
                                                                -------------- ---------------

     Net increase (decrease) in cash and cash equivalents             167,359          58,503

Cash and cash equivalents at beginning of period                      249,813         362,319
                                                                -------------- ---------------

Cash and cash equivalents at end of period                      $     417,172  $      420,822
                                                                ============== ===============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                        $           -  $        1,076
  Cash paid for income taxes                                                -             500
Non-cash financing activities:
  Reseller note settlement                                      $           -  $       37,740
  Issuance of stock for prepaid insurance policy                        3,671               -





     The accompanying notes are an integral part of these statements


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2002. The results of operations for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2003. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., World Commerce Network, LLC, and Logio, Inc. through its disposal date of June 27, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of World Commerce Network, LLC have been discontinued.

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

                          June 30, 2003
                           (Unaudited)

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

Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 3,455,460 related to options and 2,300,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive using the treasury stock method.

Recent Accounting Pronouncements
---------------------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Other intangible assets that are expected to have finite lives will continue to be amortized over their useful lives. Due to the adoption of SFAS No. 142 the Company no longer amortizes its goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Recent Accounting Pronouncements - Continued
---------------------------------------------
 In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force
(EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial position, results of operations and cash flows.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)

Recent Accounting Pronouncements - Continued
--------------------------------------------
In January 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The Company is currently evaluating the potential impact of the adoption of EITF Issue No. 00-21 to its financial position, results of operations and cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:     December 31,    June 30,
                                                       2002          2003
                                                  ------------- -------------
       Computer Equipment                         $    321,832  $    329,328
       Equipment                                        95,271        99,343
       Software                                         90,294        92,206
       Furniture and Fixtures                           85,257        85,976
       Leasehold Improvements                            3,143         3,143
                                                  ------------- -------------
                                                       595,797       609,996
       Less Accumulated Depreciation                  (432,450)     (481,042)
                                                  ------------- -------------
                                                  $    163,347  $    128,954
                                                  ============= =============

NOTE 3 - OTHER ASSETS

Other assets include the following:                December 31,     June 30,
                                                      2002            2003
                                                  ------------- -------------
       Goodwill                                   $  2,946,253  $  2,946,253
       Purchased residual portfolio                    232,360       232,360
       Other                                             7,672         7,672
                                                  ------------- -------------

                                                     3,186,285     3,186,285
                                                  ------------- -------------

       Accumulated amortization                        (38,727)     (123,235)
                                                  ------------- -------------
                                                  $  3,147,558  $  3,063,050
                                                  ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)


NOTE 3 - OTHER ASSETS - CONTINUED

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


NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities
-------------------
Accrued liabilities consist of the following:      December 31,   June 30,
                                                      2002          2003
                                                  ------------- -------------
             Payroll related liabilities          $     70,988  $     38,002
             Contingent reseller commissions            39,790        39,790
             Operating lease in default                 36,491        78,618
             Other                                       4,690         2,890
                                                  ------------- -------------
                                                  $    151,959  $    159,300
                                                  ============= =============


NOTE 5 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of June 30, 2003.

As of June 30, 2003, approximately 3,455,409 options were outstanding at exercise prices ranging from $0.14 to $3.44 per share and approximately 2,300,000 warrants were outstanding, and exercisable at prices ranging from $0.30 to $0.90 per share. As of June 30 2003, approximately 2,486,110 options were exercisable at exercise prices ranging from $0.14 to $3.44 per share.

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY - CONTINUED

Equity Incentive Plan - Continued
---------------------------------
In May 2003, a total of 4,000,000 warrants previously granted at exercise prices of $0.80 expired. In June 2003, a total of 600,000 warrants previously granted at exercise prices ranging from $5.00 to $7.50 were terminated by the warrant holders.

Options expire through April 2011 and warrants expire through April 2006.
The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148. For each option granted, the Company calculated the minimum fair value on the date of the grant using the using the Black-Scholes option-pricing model as prescribed by SFAS No. 123.

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:



                               Six Months Ended         Three Months Ended
                                  June 30,                   June 30,
                          -------------------------- -------------------------
                              2002          2003         2002         2003
                          ------------ ------------- ------------ ------------
Net income (loss), as
reported                  $   284,845  $    266,233  $    30,982  $   245,366

Deduct: Total stock-based
charges determined under
fair value-based method      (272,667)     (289,947)    (136,334)    (144,973)
                          ------------ ------------- ------------ ------------
Pro forma net earnings
(loss)                    $    12,178  $    (23,714) $  (105,352) $   100,393
                          ============ ============= ============ ============
Net earnings (loss) per
share basic and diluted,
as reported               $      0.01  $       0.01  $        -   $      0.01
                          ============ ============= ============ ============
Net earnings (loss) per
share basic and diluted,
pro forma                 $         -  $          -  $        -   $        -
                          ============ ============= ============ ============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)


NOTE 6 - DISCONTINUED OPERATIONS

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2002:



                                                       World          Total
                                                     Commerce     Discontinued
                                       Logio, Inc.  Network, LLC   Operations
                                     ------------- -------------- ------------
ASSETS
Current assets                       $          -  $           -  $         -
Long-term assets                                -              -            -
                                     ------------- -------------- ------------
  Total assets                       $          -  $           -  $         -
                                     ============= ============== ============
LIABILITIES
Overdraft in bank                          23,766              -       23,766
Capital leases in default                  17,825              -       17,825
Payables past due                         177,174         64,010      241,184
Accrued liabilities                         6,012        171,265      177,277
                                     ------------- -------------- ------------
  Total current liabilities          $    225,248  $     235,274  $   460,052
                                     ============= ============== ============

Net current liabilities              $    225,777  $     235,275  $   460,052
                                     ============= ============== ============

The following includes the net current liabilities for the Company's discontinued operations as of June 30, 2003:

                                                                    World
                                                                  Commerce
                                                                 Network, LLC.
                                                                 -------------
ASSETS
Current assets                                                   $          -
Long-term assets                                                            -
                                                                 -------------
  Total assets                                                   $          -
                                                                 =============
LIABILITIES
Payables past due                                                      64,010
Accrued liabilities                                                   171,264
                                                                 -------------
  Total current liabilities                                      $    235,274
                                                                 =============

Net current liabilities                                          $    235,274
                                                                 =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)

NOTE 6 -  DISCONTINUED OPERATIONS - CONTINUED

The 2002 gains (losses) from discontinued operations include the results of operations for Logio, Inc. and World Commerce Network, LLC through the
measurement date of July 1, 2002.   The gains from disposal of discontinued
operations in 2002 and 2003 include the results of operations for Logio, Inc. and World Commerce Network, LLC realized from measurement date of July 1, 2002 forward and the gain realized from the sale of the discontinued operations of Logio, Inc. on June 27, 2003.

Discontinued subsidiary - Logio Inc.
------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue its wholly owned subsidiary Logio, Inc. and set forth a formal plan of disposal. Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (the Company) conducted business as a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional. Logio, Inc. was acquired by the Company in February 2001. The Company's Board determined that there was no longer a viable market for this product line. Logio, Inc. had ceased the development and operations of its products and had not produced any significant revenues.

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

Sale of Logio, Inc.

On June 27, 2003 the Company sold all of its shares in Logio, Inc. for $50,000 cash to a group of 11 investors. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operation, realized during the quarter and six months ended June 30, 2003.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)

NOTE 6 - DISCONTINUED OPERATIONS - CONTINUED

Discontinued subsidiary - World Commerce Network, LLC
-----------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC and set forth a formal plan of disposal. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related marketing operations. World Commerce Network became a consolidated entity with the Company in March 2000.

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

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at June 30, 2003 and December 31, 2002 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

                          June 30, 2003
                           (Unaudited)

NOTE 7 - CONTINGENCY AND OPERATING COMMITMENTS

Former employee
---------------
In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. In June 2002, an additional conference with the State of Utah Labor Commission took place related to the former employee's appeal to the Company's dismissal in this matter. In the June 2002 conference, the Company and Mr. Renfro were each instructed by the judge to retain counsel as the appeal will now be in the court system rather than before the State of Utah Labor Commission. No discovery has been made prior to its due date and Mr. Renfro has not stated an amount of any claimed damages as of June 30, 2003. The Company intends to defend this matter vigorously and has filed a motion to dismiss the matter.

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

Annual future operating lease commitments on the Fremont office space, exclusive of any late fees or interest, as of June 30, 2003 are 36,078 through December 2003.

As of June 30, 2003, Intellipay, Inc. has recorded an accrued liability of approximately $79,000 related to the months of office lease under default, including all interest and late fees.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)


NOTE 8 - SEGMENT REPORTING

Segment reporting by business unit follows:
                                         Pacific                 Discontinued
Six months ended June 30, 2002(a)        WebWorks   Intellipay   Operations(b)
--------------------------------      ------------- ------------ ------------
Revenues, net                         $    623,201  $   491,843  $         -

Income (loss) from continuing
operations                                (150,516)      (3,001)           -

Gain (loss) from discontinued
operations                                       -            -      416,103

Net income (loss)                     $   (150,516) $    (3,001) $   416,103

___________________________________________________


                                         Pacific                 Discontinued
Three months ended June 30, 2002(a)      WebWorks   Intellipay   Operations(b)
-----------------------------------   ------------- ------------ -------------

Revenues, net                              327,436  $   233,630  $          -

Income (loss) from continuing
operations                                 (63,471)      53,187             -

Gain (loss) from discontinued
operations                                       -            -        41,266

Net income (loss)                     $    (63,471) $    53,187  $     41,266

____________________________________________________

                                         Pacific                 Discontinued
Six months ended June 30, 2003(a)        WebWorks   Intellipay   Operations(b)
---------------------------------     ------------- ------------ -------------
Revenues, net                         $    757,043  $   311,084  $          -

Income (loss) from continuing
operations                                 (26,524)      17,979             -

Gain (loss) from discontinued
operations                                 274,778            -             -

Net income (loss)                     $    248,254  $    17,979  $          -


____________________________________________________

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003
                           (Unaudited)


NOTE 8 - SEGMENT REPORTING - CONTINUED

                                       Pacific                   Discontinued
Three months ended June 30, 2003(a)    WebWorks     Intellipay   Operations(b)
-----------------------------------   ------------- ------------ -------------
Revenues, net                         $    355,853  $   140,030  $          -

Income (loss) from continuing
operations                                 (23,233)      (6,649)            -

Gain (loss) from discontinued
operations                                 275,248            -             -

Net income (loss)                     $    252,015  $    (6,649) $          -


____________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. through June 27, 2003 and World Commerce Network, LLC, non-operating, discontinued subsidiaries.


NOTE 9 - MARKET RISK

We rely largely on the efforts of third party resellers and our distribution partners to add accounts to our customer base. A significant portion of our current customer accounts were provided during 2002 by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are primarily dependent upon reseller distribution channels for further sales growth.

NOTE 10 - SUBSEQUENT EVENTS

In July 2003, the Company's Board of Directors resolved to adjust the price of warrants to purchase 1,000,000 shares of its common stock from an exercise price $0.75 and $0.50 per share to an exercise price of $0.05 per share. All of warrants were exercised in July 2003 for $50,000 in cash.

     In this report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWork's control. These factors include, but are not limited to, economic conditions generally and in the markets in which Pacific WebWorks may participate; competition within Pacific WebWork's chosen market, including competition from much larger competitors; technological advances of other competitors; and failure by Pacific WebWorks to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

For the past two years management has taken several steps to restructure operations with the intent to generate profits. These steps included integration of the operations of Pacific WebWorks and its related companies, reduction in the number of employees, discontinuation and sale of non-operating subsidiaries and continued development of our sales and marketing channels. We recorded net earnings of $266,233 for the six month period ended June 30, 2003 and $245,366 for the three month period ended June 30, 2003, which were primarily due to activities in and sales of discontinued operations.

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows, but we are dependent on the efforts of our resellers and our in-house sales personnel to cover attrition losses or for increases to revenues and resulting increases to cash balances. We had negative working capital of $303,579 at December 31, 2002 and positive working capital of $109,699 as of June 30, 2003 due to the sale of one of our non-operating subsidiaries.

As of the date of this filing Pacific WebWorks has three wholly-owned subsidiaries: Trade Works Marketing, Inc., Intellipay, Inc. and World Commerce
Network, L.L.C.   However, the financial statements with this report also
include the accounts of Logio, Inc., our former non-operating subsidiary through the date of its sale on June 27, 2003. We sold all of the shares we held in Logio for $50,000 cash and the purchasers' assumption of Logio's current liabilities. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operations, which was realized during the second quarter ended June 30, 2003.

TradeWorks Marketing, Inc., a Delaware corporation, was incorporated to mass market Pacific WebWorks' and Intellipay's product lines (See, "Part II, Item 5: Other Information," for more details). Intellipay, Inc., a Delaware corporation, specializes in providing online, secure and real-time payment processing services for organizations of all sizes. World Commerce Network, LLC, a Neveda limited liability company, was created in December 1999 as a marketing company, but formally discontinued its operations in July 2002.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and six month periods ended June 30, 2002 and 2003. The following discussions should be read in conjunction with the unaudited financial statements included with this report.

Net Revenues - We receive revenues primarily from the sale of access to our software technology and continuing monthly gateway service and hosting fees. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined, and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly fees for our services are recognized as services are performed. Total net revenues decreased $46,918 from the 2002 six month period compared to the 2003 six month period. Total net revenues decreased $65,183 from the 2002 second quarter, compared to the 2003 second quarter. The 2003 period decrease was primarily due to steady attrition of our monthly hosting and gateway portfolios with no significant replacement of monthly paying customers. Although we have implemented marketing plans and strategies, management expects sales to continue decreasing through the end of 2003.

Cost of Sales and Gross Profits - Cost of sales include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales decreased $67,293 from the 2002 six month period compared to the 2003 six month period. Cost of sales decreased $38,924 from the 2002 second quarter compared to the 2003 second quarter. The decrease in cost of sales for the 2003 periods was primarily related to the reduction of reseller commissions due to our purchase of our largest reseller's residual portfolio in September 2002. As a result of decreased cost of sales, gross profits increased $20,375 for the 2002 six month period compared to the 2003 six month period. Due to decreased net revenues, gross profit decreased $26,259 from the 2002 second quarter compared to the 2003 second quarter.

Total Operating Expenses - Total operating expenses decreased $158,435 from the 2002 six month period compared to the 2003 six month period. These expenses also decreased $61,236 from the 2002 second quarter compared to the 2003 second quarter. The decrease for the 2003 periods was primarily the result of decreased selling expenses, research and development costs, depreciation and compensation for warrants, as discussed below.

Selling Expenses - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses decreased $116,663 from the 2002 six month period compared to the 2003 six month period. Selling expenses also decreased $62,773 from the 2002 second quarter compared to the 2003 second quarter. The decrease in selling expenses occurred due to a reduction in work force from as many as six in the 2002 second quarter to four in the 2003 second quarter. This decrease also included salary decreases and the restructuring and downsizing of Intellipay sales personnel in February 2002.

Research and Development Expenses - Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $89,550 from the 2002 six month period to the 2003 six month period. These expense decreased $52,424 from the 2002 second quarter compared to the 2003 second quarter. The decrease in these expenses for the 2003 periods resulted primarily from a reduction in November 2002 of our Intellipay development staff located in California.

General and Administrative Expense - General and administrative expenses consist of those related to finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses increased $139,332, from the 2002 six month period compared to the 2003 six month period. These expenses also increased $92,561 from the 2002 second quarter compared to the 2003 second quarter. The increase for the 2003 time periods was primarily due to bad debt expense offset in the six month comparisons by reductions in Intellipay administrative charges due to restructuring in February 2002.

Depreciation - These expenses include depreciation of property and equipment and these expenses decreased $47,268 from the 2002 six month period to the 2003 six month period and decreased $16,974 from the 2002 second quarter compared to the 2003 second quarter. The decreases were primarily due to retirement of fully depreciated assets with no significant additions through second quarter 2003.

Compensation Expense for Options and Warrants - These expenses relate to warrants granted to consultants in 2001 and 2002, which expire through April 2006. The compensation expense represents the fair market value of the warrants, estimated on the date of grant. These expenses decreased $44,286 from the 2002 six month period compared to the 2003 comparable period and decreased $21,626 from the 2002 second quarter compared to the 2003 second quarter. The decrease in compensation expense during 2003 was primarily a result of the lower fair value of new warrants granted to consultants in 2002 and completion of the contract service period in April 2003.

Total Other Income (Expense) - We recorded total other net income of $38,984 for the 2002 six month period and $63,962 for the 2002 second quarter primarily as the result of abatement of penalties related to Intellipay's estimated past due payroll taxes. We recorded other income of $5,146 for the 2003 six month period and $1,533 for the 2003 second quarter. This income was from interest income and other income from certificate and other deposits with banks.

Discontinued Operations - For the 2002 six month period we recorded total net gain from discontinued operations of $438,362 and $33,412 for the 2002 second quarter. The total net gain for the 2002 second quarter was primarily the result of the settlement, release and forgiveness of liabilities owed by World Commerce Network. We recorded a total net gain from discontinued operations, net of taxes, of $274,778 for the 2003 six month period and $275,248 for the 2003 second quarter. The total net gain from discontinued operations for the 2003 periods was primarily related to the sale of Logio in June 2003.

Net Earnings (Loss) - We recorded net earnings of $284,845 for the 2002 six month period and $30,982 for the 2002 second quarter compared to net earnings of $266,233 for the 2003 six month period and $245,366 for the 2003 second quarter. We recorded net earnings per common share of $0.01 for both the 2002 and 2003 six month periods.

Factors Affecting Future Performance

..    We are currently dependent on the efforts of our resellers for our continued growth. All of our significant resellers have become inactive or dormant. We expect overall sales to remain down during the next two quarters due to inactive resellers. We are actively recruiting other additional resellers and sales channels to replace these inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and gateway fees. We must recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

..    We may introduce our products and services to markets using aggressive marketing and sales methods. Regulation over these marketing and sales techniques are rigid and heavily enforced. We may encounter increased costs and other financial risks in order to obtain revenues and the resulting customer return rates from these markets.

..    We are dependent upon our merchant account to accept payment for services from a large number of our customers. If we were to lose this merchant account, it would have an adverse affect on our ability to collect on sales which would reduce our working capital, cash inflow and earnings.

..    Wide scale implementation of a new technology or payment method, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

..    We currently are unable to satisfy certain of our obligations through our operating revenues. Although our earnings are becoming more predictable as the market for our services and products develops, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

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

..    Breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services and other adverse results.

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

Liquidity and Capital Resources

For the six month period ended June 30, 2003, we met our cash flow goals and have significantly reduced our liabilities resulting in positive working capital of $109,699. However, we must address the remaining liabilities of our discontinued subsidiaries through further negotiation. We may require additional funding sources to meet the requirements of our existing and future liabilities and to implement marketing plans to facilitate growth. We plan to address only the liabilities of our operating subsidiaries with our cash.

Our net cash flows provided by continuing operations totaled $143,216 for the 2002 six month period compared to $98,423 the 2003 six month period. We expect further development of business and sales to continue to generate positive cash flows.

At December 31, 2002, we had $362,319 cash and cash equivalents compared to $420,822 as of June 30, 2003. Additionally, we had a certificate of deposit in the amount of $101,536 at December 31, 2002 and $102,700 as of June 30, 2003. Total current assets at December 31, 2002, were $544,236 compared to $589,200 as of June 30, 2003. Total current liabilities were $847,815 as of December 31, 2002, which included $460,052 of net current liabilities from discontinued operations, compared to $479,501 in current liabilities as of June 30, 2003, which included $235,274 of net current liabilities from discontinued operations. Our accumulated deficit totaled $12,164,974 at December 31, 2002 compared to $11,898,741 at June 30, 2003.

Net cash used in investing activities for the 2002 six month period was $15,397 and was related to the purchase of property and equipment. Proceeds of $50,000 from the sale of Logio accounted for the majority of the $34,637 net cash provided by investing activities for the 2003 second quarter.

Net cash provided by financing activities was $39,540 for the 2002 six month period and was related to proceeds of $40,000 from the payment on a stock subscription receivable. Net cash used in financing activities of $74,557 for the 2003 six month period was primarily the result of payment on a note payable to our largest reseller.

Commitments and Contingent Liabilities

Our operating commitments and contingent liabilities consist primarily of operating leases and contingent legal claims. At June 30, 2003, our future minimum lease payments under operating lease commitments approximated $69,000 through December 2003. Our operating lease for our Salt Lake City office approximates $5,000 per month, with $3,000 per month for additional space. In February 2002, in an effort to improve operational efficiencies, we closed Intellipay's physical office located in Fremont, California, and moved its technological infrastructure to Salt Lake City. As a result of this move, Intellipay defaulted on its operating lease in May 2002. The Intellipay lease requires approximately $6,000 per month, plus late fees and interest, through December 2003. As of June 30, 2003, future operating lease commitments related to this lease approximated $36,000 through December 2003 and we have recorded a liability for approximately $79,000 related to lease defaults through June 2003.

Our total current liabilities as of June 30, 2003, were comprised of accounts payable, accrued liabilities and net current liabilities from discontinued operations. Accounts payable totaled $24,064 and were related to operating expenses. Our accrued liabilities of $159,300 were primarily the result of payroll related liabilities, contingent reseller commissions and operating lease defaults.

In prior periods, capital leases in default represented a large portion of our net current liabilities from discontinued operations; however, management was successful in negotiating settlements of a significant portion of these leases in 2002. As of June 30, 2003, World Commerce's liabilities include estimated contingent recourse obligations and attorneys fees approximating $100,000 related to a financing company, payables past due of $64,010 and other liabilities of $71,264.

We continue to work through various matters related to liabilities and disputes with a vendor and other creditors which may affect our cash position. Management intends to negotiate resolutions for the liabilities and disputes of our operating entities.

Financing

Warrants granted as part of our equity transactions may provide an additional source of funding. As of July 15, 2003, we had outstanding warrants to purchase 1,300,000 common shares at exercise prices ranging from $0.30 to $0.50 per share, which may result in maximum proceeds of $650,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all, or any, of the warrants will be exercised before their expiration through May 2004.

We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than ours. We believe we may need to raise additional capital, both internally and externally, in order to successfully compete. We have taken steps to reduce our monthly cash outflow to become cash flow positive, but we believe we may need an additional $1 to $2 million in 2003 to 2004 to continue to keep up with technological improvements and further our business development strategies. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, and growth could be slowed.

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

Recently Adopted Accounting Standards

We have adopted Statement No. 142 "Goodwill and Other Intangible Assets." This statement established new standards for the treatment of goodwill and indefinite-lived intangible assets. Statement No. 142 requires that amortization of goodwill and indefinite-lived intangible assets cease as of its adoption date, but we must perform an impairment test on goodwill and other intangible assets annually or when impairment indicators arise. As a result of the adoption of this Statement No. 142, we no longer amortize goodwill.

We have adopted Statement No, 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. Statement No. 144 requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred rather than as of the measurement date, as presently required. The adoption of Statement No. 144 did not have a material impact on our financial position.

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

Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budgeted amounts. We currently do not expect impairment to occur for the Intelliplay business unit in the near term; however, such impairment would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings.

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $118,000 for our operating companies and approximately $171,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash and certificate balances approximating $523,522 as of June 30, 2003.

Our discontinued operations currently have no material assets and net current liabilities of approximately $235,274. As such, any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

ITEM 3: CONTROLS AND PROCEDURES

Our CEO and CFO have designed and established disclosure controls and procedures to ensure that material information is made known to the disclosures committee in a timely manner by others within the company and its subsidiaries. Our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

Also, the CEO and CFO evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. They did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did they identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2003 warrants to purchase a total of 4,000,000 common shares previously granted at exercise prices of $0.80 expired and in June 2003 warrants to purchase 600,000 warrants previously granted at exercise prices ranging from $5.00 to $7.50 were voluntarily terminated by the warrant holders. We had registered the common stock to be issued under these warrants under a registration statement on Form S-1, No. 333-38026, and Form SB-2, No. 333-64014, as amended. As a result of the warrants' expiration and termination and the resale of the other registered shares by the selling stockholders under these registration statements, we terminated the offerings on July 29, 2003. We filed a post-effective amendment to the registration statements removing from registration 4,600,000 shares.

In July 2003 our Board of Directors approved the adjustment of the price of warrants to purchase 1,000,000 shares of our common stock from an exercise price of $0.75 and $0.50 per share to an exercise price of $0.05. All of the warrants were exercised in July 2003 for $50,000 in cash.

ITEM 5: OTHER INFORMATION

Resignation and Appointment of Directors

On July 7, 2003 Messrs. Allan E. Oepping and Benjamin A. Black resigned as our directors. Both will remain with the company as employees. On the same day, our remaining directors appointed Daniel W. Jackson as a director, to serve until our next annual meeting of shareholders. Mr. Jackson is 52 years old and has practiced as an attorney for over 25 years. His practice is focused on corporate and securities litigation. He holds a Juris Doctorate from the University of Utah College of Law.

TradeWorks, Inc. Subsidiary

TradeWorks Marketing, Inc. was incorporated in the state of Delaware on July 14, 2003 to mass market Pacific WebWorks' and Intellipay's product lines. This wholly-owned subsidiary will use a variety of media, including radio, television and newspapers, to market our product lines across the United States.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form10, as amended, file No. 0-26731, filed July 16, 1999.)

10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 11, 2001 (Incorporated by reference to exhibit No. 10.3 for Form 10-K, filed March 26, 2002)
10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, file No. 0-26731, filed July 16, 1999)
21.1  Subsidiaries of Pacific WebWorks
31.1  Section 302 Chief Executive Officer Certification
31.2  Section 302 Chief Financial Officer Certification
32.1  Section 1350 Chief Executive Officer Certification
32.2  Section 1350 Chief Financial Officer Certification

Reports on Form 8-K.

On July 9, 2003 we filed a current report on Form 8-K, dated June 27, 2003, under Item 5 announcing the sale of our non-operating subsidiary, Logio, Inc. No financial statements were filed.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PACIFIC WEBWORKS, INC.


                                  /s/ Christian R. Larsen
Date: August 4, 2003          By: _____________________________________
                                  Christian R. Larsen
                                  President and Director



                                  /s/ Kenneth W. Bell
Date: August 4, 2003          By: _____________________________________
                                  Kenneth W. Bell
                                  CEO and Director




                                  /s/ Thomas R. Eldredge
Date: August 4, 2003          By: _____________________________________
                                  Thomas R. Eldredge
                                  Secretary/Treasurer and Chief
                                  Financial Officer