Form 10QSB
period 2003-09-30
PACIFIC WEBWORKS INC
filed 2003-11-13
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

As of October 29, 2003, Pacific WebWorks had a total of 24,587,622 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis.............................20

Item 3:  Controls and Procedures..........................................26

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds........................26

Item 5: Other Information ................................................26

Item 6:  Exhibits and Reports on Form 8-K.................................27

Signatures................................................................28

                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

    The financial information set forth below with respect to our operations for the three and nine month periods ended September 30, 2002 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS



                              ASSETS


                                                    December 31, September 30,
                                                        2002         2003
                                                   ------------- -------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    362,319  $    564,531
  Certificate of deposit                                101,536             -
  Receivables
    Trade, less allowance for doubtful
      receivables of $77,012 in 2002 and
      $17,000 in 2003                                    36,063        82,185
  Prepaid expenses                                       44,318       155,080
                                                   ------------- -------------

      Total current assets                              544,236       801,796
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     163,347       109,101

OTHER ASSETS                                          3,147,558     3,039,666
                                                   ------------- -------------

                                                   $  3,855,141  $  3,950,563
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - reseller                          $    112,297  $          -
  Accounts payable                                       51,195       171,965
  Accrued liabilities                                   151,959       181,652
  Deferred revenue                                       72,312       185,541
  Net current liabilities from
   discontinued operations                              460,052       235,274
                                                   ------------- -------------

      Total current liabilities                         847,815       774,432
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding 23,359,473
    in 2002 and 24,359,473 in 2003                       23,360        24,360
  Additional paid-in capital                         15,148,940    15,226,084
  Common stock subscriptions                                  -             -
  Accumulated deficit                               (12,164,974)  (12,074,313)
                                                   ------------- -------------

      Total stockholders' equity                      3,007,326     3,176,131
                                                   ------------- -------------

                                                   $  3,855,141  $  3,950,563
                                                   ============= =============



 The accompanying notes are an integral part of these statements.





                 Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF EARNINGS

                               (Unaudited)



                                            Nine months ended          Three months ended
                                               September 30,              September 30,
                                            2002           2003         2002          2003
                                        ------------- ------------- ------------- -------------
Revenues, net
  Software, access and license fees     $    120,829  $    104,000  $     39,540  $     48,712
  Hosting, gateway and maintenance fees    1,653,996     1,342,504       729,123       365,396
  Training, design and other                 133,878        92,847        24,995        57,116
                                        ------------- ------------- ------------- -------------
                                           1,908,703     1,539,351       793,658       471,224

Cost of sales                                371,136       285,070       133,058       114,285
                                        ------------- ------------- ------------- -------------

    Gross profit                           1,537,567     1,254,281       660,600       356,939

Selling expenses                             226,745       303,956        57,994       215,037
Research and development                     242,854       112,366        78,149        37,292
General and administrative                   942,213       928,191       410,926       257,887
Depreciation and amortization                124,096        71,340        28,236        22,748
Compensation expense for options
  and warrants                                93,537        28,144        21,108             -
                                        ------------- ------------- ------------- -------------

    Total operating expenses               1,629,445     1,443,997       596,413       532,964
                                        ------------- ------------- ------------- -------------

    Net loss from operations                 (91,878)     (189,717)       64,187      (176,026)
                                        ------------- ------------- ------------- -------------
Other income (expense)
  Loss on sale or abandonment of assets       (7,500)            -             -             -
  Interest income                              5,630         6,402         2,743         2,632
  Interest expense                            (7,218)            -        (2,113)            -
  Penalties                                  (21,388)            -             -             -
  Abatement of penalties                      42,036             -             -             -
  Other income, net                            5,353          (802)       13,815        (2,178)
                                        ------------- ------------- ------------- -------------
                                              16,913         5,600        14,445           454
                                        ------------- ------------- ------------- -------------
  Net loss from continuing operations
   before income taxes                       (74,965)     (184,117)       78,632      (175,572)

Income Taxes                                       -             -             -             -
                                        ------------- ------------- ------------- -------------
Net earnings (loss) from
 continuing operations                       (74,965)     (184,117)       78,632      (175,572)

Discontinued operations
  Gain (loss) from operations
   (net of income tax)                       438,442             -             -             -
  Gain on disposal (net of income tax)       456,620       274,778       456,620             -
                                        ------------- ------------- ------------- -------------
     Total gain (loss) from
      discontinued operations                895,062       274,778       456,620             -
                                        ------------- ------------- ------------- -------------

    NET EARNINGS (LOSS)                 $    820,097  $     90,661  $    535,252  $   (175,572)
                                        ============= ============= ============= =============
Net earnings (loss) per common
share - basic and diluted
  Net earnings (loss) from
   continuing operations                $          -  $      (0.01) $          -  $      (0.01)
  Gain (loss) from discontinued
   operations                                   0.04          0.01          0.02             -
                                        ------------- ------------- ------------- -------------
  Net earnings (loss)                   $       0.04  $          -  $       0.02  $      (0.01)
                                        ============= ============= ============= =============
Weighted-average number of shares
outstanding
  Basic                                   23,114,653    23,692,806    22,639,355    24,359,473
  Diluted                                 23,114,653    23,972,806    22,639,355    24,359,473




    The accompanying notes are an integral part of these statements.




                 Pacific WebWorks, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                                          Nine months
                                                                      ended September 30,
                                                                        2002        2003
                                                                  ------------- --------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net Earnings                                                  $    820,097  $      90,661
    Less: gain from discontinued operations (net of taxes)            (895,062)      (274,778)
                                                                  ------------- --------------
      Net loss from continuing operations                              (74,965)      (184,117)
    Adjustments to reconcile net loss
     to net cash used in operating activities
        Depreciation & amortization                                    113,262         71,340
        Issuance of  options and warrants for compensation              93,537         28,144
        Bad debt expense                                               245,485        306,059
        Loss on sale or abandonment of property and equipment            7,500              -
    Changes in assets and liabilities
        Receivables                                                   (212,401)      (352,181)
        Prepaid expenses and other assets                              140,357        (40,610)
        Accounts payable and accrued liabilities                        13,122        150,463
        Deferred revenue                                                11,921        113,229
                                                                  ------------- --------------
          Total adjustments                                            412,783        276,444

          Net cash provided by continuing operating activities         337,818         92,327
                                                                  ------------- --------------
Cash flows from investing activities
  Purchases of property and equipment                                  (25,018)       (17,094)
  Sale (purchase) of certificate of deposit                           (100,664)       101,536
  Purchase of residual portfolio                                       (60,000)             -
  Proceeds from sale of discontinued operations                              -         50,000
                                                                  ------------- --------------

          Net cash privided by (used in) investing activities         (185,682)       134,442
                                                                  ------------- --------------
Cash flows from financing activities
  Proceeds from issuance of notes payable                                    -              -
  Cash received for contributed capital                                      -              -
  Payment on note payable to reseller                                  (26,638)       (74,557)
  Net proceeds on issuance of stock                                          -              -
  Proceeds from stock subscription                                      40,000              -
  Proceeds from exercise of warrants                                         -         50,000
                                                                  ------------- --------------

          Net cash provided by (used in) financing activities           13,362        (24,557)
                                                                  ------------- --------------

          Net cash provided by continuing operations                   165,498        202,212
          Net cash used in discontinued operations                           -              -
                                                                  ------------- --------------

          Net increase in cash and cash equivalents                    165,498        202,212

Cash and cash equivalents at beginning of period                       249,813        362,319
                                                                  ------------- --------------

Cash and cash equivalents at end of period                        $    415,311  $     564,531
                                                                  ============= ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $      2,112  $       1,076
  Cash paid for income taxes                                               900            500

Non-cash financing activities:
  Reseller note settlement                                        $          -  $      37,740
  Issuance of stock for prepaid insurance policy                        36,427              -
  Purchase of residual portfolio with note                             220,390              -
  Purchase of residual portfolio less net
    settlement of liabilities                                           48,030              -



The accompanying notes are an integral part of these statements.

                                    6

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

In July 2003, Pacific WebWorks, Inc. organized TradeWorks Marketing, Inc., a Delaware corporation. TradeWorks is a retail marketer and distributor of Pacific WebWorks and Intellipay products and services. Its operations involve focused marketing and hands-on, workshop related sales throughout the United States.

In August 2003, Pacific WebWorks, Inc. organized FundWorks, Inc., a Delaware corporation. FundWorks provides operating lease arrangements for certain TradeWorks' customers who may have limited access to credit.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2002. The results of operations for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2003. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., World Commerce Network, LLC, and Logio, Inc. through its disposal date of June 27, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of World Commerce Network, LLC have been discontinued.

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

                        September 30, 2003
                            (Unaudited)

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

Revenues from up-front fees are deferred and recognized over the period services are performed (which is generally one year). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Previous to third quarter 2002, Pacific WebWork's largest reseller collected hosting amounts due from customers and Pacific WebWorks recorded net revenues as the amount paid to it by the reseller. Operating lease revenues are recorded as they become due from customers.


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 3,121,515 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2003 because their effects were anti-dilutive. Potentially issuable common shares totaling 3,401,515 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share for the three months ended September 30, 2003 because their effects were anti-dilutive.

Recent Accounting Pronouncements
--------------------------------
 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                            (Unaudited)


Recent Accounting Pronouncements (Continued)
--------------------------------------------
In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 in the September 2003 quarter did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 in the December 2003 quarter will not have any impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter did not have any impact on the Company's consolidated financial statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)



NOTE 2 - ACCRUED LIABILITIES

Accrued liabilities
--------------------
Accrued liabilities consist of the following:     December 31,  September 30,
                                                      2002          2003
                                                --------------- -------------

    Payroll related liabilities                 $       70,988  $     41,934
    Contingent reseller commissions                     39,790        39,790
    Operating lease in default                          36,491        80,366
    Accrued refunds                                      4,500        12,400
    Other                                                  190           440
                                                --------------- -------------
                                                $      151,959  $    181,652
                                                =============== =============


NOTE 3 - OPERATING LEASE REVENUES

During third quarter 2003, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of September 30, 2003 are as follows:

                             2003    $20,143
                             2004    $20,143
                             2005    $20,143

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk.

TradeWorks also enters into factoring arrangements for certain sales of e-commerce software and merchant accounts to an outside leasing company with recourse. Estimated recourse amounts are reduced from the amount funded to the company and are netted against sales for reporting purposes as they are not considered realizable.

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of September 30, 2003.

As of September 30, 2003, approximately 3,402,000 options were outstanding at exercise prices ranging from $0.14 to $3.44 per share and approximately 1,300,000 warrants were outstanding, and exercisable at prices ranging from $0.30 to $0.90 per share. As of September 30 2003, approximately 2,435,000 options were exercisable at exercise prices ranging from $0.14 to $3.44 per share.

A total of 1,000,000 warrants, each to purchase one share of Pacific WebWorks common stock were exercised in July 2003 for $50,000 in cash.

Options expire through April 2011 and warrants expire through May 2004

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as amended by SFAS
No. 148, Accounting for Stock-Based Compensation   Transition and Disclosure,
an amendment of FASB Statement No. 123.

For each option granted, the Company calculated the minimum fair value on the date of the grant using the using the Black-Scholes option-pricing model as prescribed by SFAS No. 123.

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY - CONTINUED

Equity Incentive Plan - Continued
----------------------------------

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:



                                     Nine Months Ended      Three Months Ended
                                       September 30,           September 30,
                                 -------------------------- --------------------------
                                      2002         2003          2002         2003
                                 ------------ ------------- ------------- ------------
Net income (loss), as reported   $   820,097  $     90,661  $    535,252  $  (175,572)

  Deduct: Total stock-based
  charges determined under fair
  value-based method                (419,801)     (434,920)     (139,934)    (144,973)
                                 ------------ ------------- ------------- ------------

Pro forma net earnings (loss)    $   400,296  $   (344,259) $    395,318  $  (320,545)
                                 ============ ============= ============= ============
Net earnings (loss) per share
basic and diluted, as reported   $      0.04  $          -  $       0.02  $     (0.01)
                                 ============ ============= ============= ============
Net earnings (loss) per share
basic and diluted, pro forma     $      0.02  $      (0.01) $       0.02  $     (0.01)
                                 ============ ============= ============= ============





             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)


NOTE 5 - DISCONTINUED OPERATIONS

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2002:
                                                    World          Total
                                                   Commerce     Discontinued
                                     Logio, Inc.  Network, LLC   Operations
                                    ------------- ------------- -------------
ASSETS
Current assets                      $          -  $          -  $          -
Long-term assets                               -             -             -
                                    ------------- ------------- -------------
  Total assets                      $          -  $          -  $          -
                                    ============= ============= =============

LIABILITIES
Overdraft in bank                         23,766             -        23,766
Capital leases in default                 17,825             -        17,825
Payables past due                        177,174        64,010       241,184
Accrued liabilities                        6,012       171,265       177,277
                                    ------------- ------------- -------------
   Total current liabilities        $    225,248  $    235,274  $    460,052
                                    ============= ============= =============

Net current liabilities             $    225,777  $    235,275  $    460,052
                                    ============= ============= =============

The following includes the net current liabilities for the Company's discontinued operations as of September 30, 2003:

                                                                    World
                                                                   Commerce
                                                                 Network, LLC
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
                                                                =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                            (Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS - CONTINUED

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

Settled liabilities

In September 2002, Logio, Inc. entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio, Inc. audited financial statements. The settlement and release approximates $445,000 and Logio, formally discontinued operations and has recorded an extraordinary gain for the forgiveness of this capital lease in default approximating $457,000 (net of income taxes and change in deferred income tax of $0) for the year ended December 31, 2002, representing all amounts accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the nine months ended September 30, 2002.

Sale of Logio, Inc.

On June 27, 2003 the Company sold all of its shares in Logio, Inc. for $50,000 cash to a group of 11 investors. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operation, realized during the second quarter 2003.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS - CONTINUED

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

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at September 30, 2003 and December 31, 2002 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                            (Unaudited)

NOTE 6 - CONTINGENCY AND OPERATING COMMITMENTS

Former employee
---------------
In February 2001, the Company received notice from the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission. On February 28, 2002, in a letter from the State of Utah Labor Commission, the Company was dismissed of all charges related to this matter. In June 2002, an additional conference with the State of Utah Labor Commission took place related to the former employee's appeal to the Company's dismissal in this matter. In the June 2002 conference, the Company and Mr. Renfro were each instructed by the judge to retain counsel as the appeal will now be in the court system rather than before the State of Utah Labor Commission. No discovery has been made prior to its due date and Mr. Renfro has not stated an amount of any claimed damages as of September 30, 2003. The Company intends to defend this matter vigorously and has filed a motion to dismiss the matter.

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

Annual future operating lease commitments on the Fremont office space, exclusive of any late fees or interest, as of September 30, 2003 are $18,038 through December 2003.

As of September 30, 2003, Intellipay, Inc. has recorded an accrued liability of approximately $80,000 related to the months of office lease under default, less months re-leased by the property manager, including all interest and late fees.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                            (Unaudited)



NOTE 7 -  SEGMENT REPORTING

Segment reporting by business unit follows:

Nine months ended        Pacific                   Trade  Fund-  Discontinued
September 30, 2002(a)    WebWorks     Intellipay   Works  Works  Operations(b)
-------------------      ------------ ------------ ------ ------ -------------

Revenues, net            $ 1,194,844  $   713,859  $   -  $   -  $          -

Income (loss) from
 continuing operations       (74,721)      (2,818)     -      -             -

Gain (loss) from
 discontinued operations           -            -      -      -       886,344

Net income (loss)        $   (72,204) $     5,957  $   -  $   -  $    886,344

___________________________________________________




Three months ended       Pacific                   Trade  Fund-  Discontinued
September 30, 2002(a)    WebWorks     Intellipay   Works  Works  Operations(b)
---------------------    ------------ ------------ ------ ------ ------------

Revenues, net            $   571,643  $   222,016  $   -  $   -  $         -

Income (loss) from
 continuing operations         5,795         (183)     -      -            -

Gain (loss) from
 discontinued operations           -            -      -      -      470,241

Net income (loss)        $    63,471  $     8,950  $   -  $   -  $   470,241
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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)



NOTE 7 - SEGMENT REPORTING - CONTINUED


Nine months ended       Pacific                 Trade      Fund- Discontinued
September 30, 2003(a)   WebWorks     Intellipay Works      Works Operations(b)
---------------------   ------------ ---------- ---------- ----- ------------

Revenues, net           $ 1,028,770  $ 439,262  $  71,319  $  -  $         -

Income (loss) from
 continuing operations      (55,193)    42,765   (177,291)    -            -

Gain (loss) from
 discontinued operations    274,778          -          -     -            -

Net income (loss)       $   223,019  $  44,933  $(177,291) $  -  $         -
___________________________________________________



Three months ended      Pacific                 Trade     Fund- Discontinued
September 30, 2003(a)   WebWorks     Intellipay Works     Works Operations(c)
---------------------   ------------ ---------- --------- ----- ------------

Revenues, net           $   271,727  $ 128,178  $ 71,319  $  -  $         -

Income (loss) from
 continuing operations      (28,669)   (24,786)  (177,291)   -            -

Gain (loss) from
 discontinued operations          -          -          -    -            -

Net income (loss)       $   (25,235)$   26,954  $(177,291) $ -  $         -
____________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. through June 27, 2003 and World Commerce Network, LLC, non-operating, discontinued subsidiaries.
(c) Includes World Commerce Network, LLC, a non-operating, discontinued subsidiary.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003
                           (Unaudited)


NOTE 8 - MARKET RISK

The company relies largely on the efforts of resellers and distribution partners to add accounts to its customer base. A significant portion of the company's current customer accounts were provided during 2002 by previous, third party Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are primarily dependent upon reseller distribution channels for further sales growth.

NOTE 9 - SUBSEQUENT EVENTS

Options granted
---------------
In October 2003, the company granted 1,625,000 options, each to purchase one share of Pacific WebWorks common stock at an exercise price of $0.225 per share which was the closing price of the stock on the day of grant. A total of 812,500 options vested immediately with 406,250 vesting in April of 2004 and the remaining 406,250 vesting in October 2004. The effect of these options on diluted weighted average common stock outstanding for the nine months ended September 31, 2003 approximates 320,000 shares using the treasury stock method and would not have had a material effect on earnings per share for that period. The options would have been anti-dilutive in the three month period ended September 31, 2003.

Common stock issued
-------------------
In October 2003, the company issued a total of 228,149 shares of its common stock in exchange for $62,325 of insurance premiums for one year.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

We are developing new sales and distribution channels and offering new
e-commerce products.   We recorded net earnings of $90,661 for the nine month
period ended September 30, 2003, which was primarily due to activities in and sales of discontinued operations. However, we recorded a net loss of $175,572 for the three month period ended September 30, 2003, primarily due to our marketing and sales activities.

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows, but we are dependent on the efforts of our resellers and our in-house sales personnel to cover attrition losses or for increases to revenues and resulting increases to cash balances. We had negative working capital of $303,579 at December 31, 2002 and positive working capital of $27,364 as of September 30, 2003, due to the sale of one of our non-operating subsidiaries.

As of the date of this filing Pacific WebWorks has four wholly-owned subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc.,
and World Commerce Network, L.L.C., a discontinued entity.   In addition, our
financial statements for the nine month period ended September 30, 2003, include the accounts of Logio, Inc., our former non-operating subsidiary, as discontinued operations through the date of its sale on June 27, 2003. We sold all of the shares we held in Logio for $50,000 cash and the purchasers' assumption of Logio's current liabilities. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operations, which was realized during the second quarter 2003.

Intellipay, Inc., a Delaware corporation, specializes in providing online, secure and real-time payment processing services for organizations of all sizes. TradeWorks Marketing, Inc., a Delaware corporation, was incorporated to mass market Pacific WebWorks' and Intellipay's product lines. FundWorks, Inc., a Delaware corporation, was incorporated to provide operating lease arrangements for certain TradeWorks customers who may have limited access to credit. (See, "Part II, Item 5: Other Information," for more details regarding FundWorks). World Commerce Network, LLC, a Neveda limited liability company, was created in December 1999 as a marketing company, but formally discontinued its operations in July 2002.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and nine month periods ended September 30, 2002 and 2003. The following discussions should be read in conjunction with the unaudited financial statements included with this report.

Net Revenues - We receive revenues primarily from the sale of access to our software technology and continuing monthly payment processing service fees and other products and services. Additionally, we derive revenues for services provided related to web site design, training, education and consulting. Revenues are recognized when persuasive evidence of an agreement exists, delivery has occurred and services have been rendered, the price is fixed or determined, and collectability is reasonably assured. Up-front fees are non-refundable and are deferred and recognized systematically over the period the product is delivered and services are performed, which is generally one year. Monthly hosting, payment processing maintenance, transactions and processing fees are recognized as services are performed. Operating lease revenues are recorded as they become due.

Total net revenues decreased $369,352 from the 2002 nine month period compared to the 2003 nine month period. Total net revenues decreased $322,434 from the 2002 third quarter, compared to the 2003 third quarter. The 2003 period decreases were primarily due to steady attrition of our monthly hosting and payment processing service portfolios with no significant replacement of monthly paying customers through September 2003. Because of new marketing plans and strategies, management expects sales to flatten, rather than decrease, through the end of 2003.

Cost of Sales and Gross Profits - Cost of sales include costs of merchant accounts, fulfillment, reseller fees and other third party products and services. Cost of sales decreased $86,066 from the 2002 nine month period compared to the 2003 nine month period. Cost of sales decreased $18,773 from the 2002 third quarter compared to the 2003 third quarter. The decrease in cost of sales for the 2003 periods was primarily related to the reduction of reseller commissions due to our purchase of our largest reseller's residual portfolio in September 2002. Due to revenue and cost of sales decreases, gross profits decreased $283,286 for the 2002 nine month period compared to the 2003 nine month period. Gross profit decreased $303,661 from the 2002 third quarter compared to the 2003 third quarter.

Total Operating Expenses - Total operating expenses decreased $185,448 from the 2002 nine month period compared to the 2003 nine month period. These expenses also decreased $63,449 from the 2002 third quarter compared to the 2003 third quarter. The decrease for the 2003 periods was primarily the result of decreased research and development costs, depreciation and amortization expense and reduced depreciation and compensation for warrants, as discussed below.

    Selling Expenses - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. Our selling expenses increased $77,211 from the 2002 nine month period compared to the 2003 nine month period. Selling expenses also increased $157,043 from the 2002 third quarter compared to the 2003 third quarter. The increase in selling expenses occurred due to the addition of TradeWorks Marketing and its advertising and sales operations during August and September 2003.

    Research and Development Expenses - Research and development consists primarily of personnel expenses related to product design, programming, and quality control. Research and development expenses decreased $130,488 from the 2002 nine month period to the 2003 nine month period. These expenses decreased $40,857 from the 2002 third quarter compared to the 2003 third quarter. The decrease in these expenses for the 2003 periods resulted primarily from a reduction in November 2002 of our Intellipay development staff located in California.

    General and Administrative Expense - General and administrative expenses consist of those related to finance and administrative salaries and benefits, rental of office space, professional fees and other general office expenses. General and administrative expenses decreased $14,022 from the 2002 nine month period compared to the 2003 nine month period. These expenses also decreased $153,039 from the 2002 third quarter compared to the 2003 third quarter. The decrease for the 2003 third quarter was primarily due to a reduction in bad debt expense and the decrease in the 2003 nine month period was related to reductions of directors and officers insurance.

    Depreciation - These expenses include depreciation of property and equipment and these expenses decreased $52,756 from the 2002 nine month period to the 2003 nine month period and decreased $5,488 from the 2002 third quarter compared to the 2003 third quarter. The decreases were primarily due to retirement of fully depreciated assets with no significant additions through third quarter 2003.

    Compensation Expense for Options and Warrants - These expenses relate to warrants granted to consultants in 2001 and 2002, which expire through April 2006. The compensation expense represents the fair market value of the warrants, estimated on the date of grant. These expenses decreased $65,393 from the 2002 nine month period compared to the 2003 comparable period and decreased $21,108 from the 2002 third quarter compared to the 2003 third quarter. The decrease in compensation expense during 2003 was primarily a result of the lower fair value of new warrants granted to consultants in 2002 and completion of the contract service period in April 2003.

Total Other Income (Expense) - We recorded total other net income of $16,913 for the 2002 nine month period primarily as the result of abatement of
penalties related to Intellipay's estimated past due payroll taxes.   We
recorded total other income of $14,445 for the 2002 third quarter. We recorded other income of $5,600 for the 2003 nine month period and $454 for the 2003 third quarter. This income was primarily from interest income and other income from certificate and other deposits with banks.

Discontinued Operations - For the 2002 nine month period we recorded total net gain from discontinued operations of $895,062 and $456,620 for the 2002 third quarter. The total net gain for the 2002 third quarter was primarily the result of the settlement, release and forgiveness of liabilities owed by World Commerce Network. We recorded a total net gain from discontinued operations, net of taxes, of $274,778 for the 2003 nine month period and no gain or loss for the 2003 third quarter. The total net gain from discontinued operations for the 2003 nine month period was primarily related to the sale of Logio in June 2003.

Net Earnings (Loss) - We recorded net earnings of $820,097 for the 2002 nine month period and $535,252 for the 2002 third quarter compared to net earnings of $90,661 for the 2003 nine month period and a net loss of $175,572 for the 2003 third quarter. We recorded net earnings per common share of $0.04 for both the 2002 nine month period compared to neither earnings or loss for the 2003 nine month period.

Factors Affecting Future Performance

..     We are currently dependent on the efforts of our resellers for our continued growth. Many of our significant resellers have become inactive or dormant. We expect overall sales to remain flat during the quarter due to inactive resellers. We are actively recruiting and adding other additional resellers and sales channels to replace these inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees. We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

..     We have introduced our products and services to markets using aggressive marketing and sales methods. These include operating lease agreements with high credit risk customers and factoring arrangement for these
      operating leases.   Regulation over these types of marketing and sales
      techniques are rigid and heavily enforced. We may encounter increased costs and other financial risks in order to obtain revenues and the resulting customer return rates from these markets.

..     We are dependent upon our merchant accounts to accept payment for services from a large number of our customers. If we were to lose these merchant accounts, it would have an adverse affect on our ability to collect on sales, which would reduce our working capital, cash inflow and earnings, or increase losses.

..     Wide scale implementation of a new technology or payment methods, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

..     We currently are unable to satisfy certain of our obligations through our operating revenues. Although our earnings are becoming more predictable as the market for our services and products develops, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

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

..     Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services and other adverse results.

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

Liquidity and Capital Resources

For the nine month period ended September 30, 2003, we has positive cash flow from operations and have significantly reduced our liabilities resulting in a positive working capital of $27,364. However, we must address the remaining liabilities of our discontinued subsidiary through further negotiation. We may require additional funding sources to meet the requirements of our existing and future liabilities and expenses and to further implement marketing plans to facilitate growth. We plan to address only the liabilities and expenses of our operating subsidiaries with our cash.

Our net cash flows provided by continuing operations totaled $337,818 for the 2002 nine month period compared to $92,327 for the 2003 nine month period. We expect further development of business and sales to continue to generate positive cash flows.

At December 31, 2002, we had $362,319 cash and cash equivalents compared to $564,531 as of September 30, 2003. Also, we had a certificate of deposit in the amount of $101,536 at December 31, 2002 which we sold in

August 2003. Total current assets at December 31, 2002, were $544,236 compared to $801,796 as of September 30, 2003. Total current liabilities were $847,815 as of December 31, 2002, which included $460,052 of net current liabilities from discontinued operations, compared to $774,432 in current liabilities as of September 30, 2003, which included $235,274 of net current liabilities from discontinued operations. Our accumulated deficit totaled $12,164,974 at December 31, 2002 compared to $12,074,313 at September 30,
2003.

Net cash used in investing activities for the 2002 nine month period was $185,682 and was related to the purchase of property and equipment and a certificate of deposit. Proceeds of $101,536 from the sale of a certificate of deposit accounted for the majority of the $134,442 net cash provided by investing activities for the nine months ended September 30, 2003.

Net cash provided by financing activities was $13,362 for the 2002 nine month period and was primarily related to proceeds of $40,000 from the payment on a stock subscription receivable. Net cash used in financing activities of $24,557 for the 2003 nine month period was primarily the result of payment on a note payable to our largest reseller.

During the 2003 third quarter TradeWorks obtained customer lease agreements that were assigned to FundWorks. The leases are non-cancelable and the related revenue is recorded as earned. Future annual minimum lease receipts for FundWorks' operating leases as of September 30, 2003 were $20,143, annually, through 2005. Collectability of the lease receipts cannot be assured as the customers placed in these operating leases are of a higher credit risk.

Commitments and Contingent Liabilities

Our operating commitments and contingent liabilities consist primarily of those related to our discontinued operations. At September 30, 2003, our future minimum lease commitments under operating leases approximated $42,000 through December 2003. Our operating lease for our Salt Lake City office approximates $5,000 per month, with $3,000 per month for additional space. In February 2002, in an effort to improve operational efficiencies, we closed Intellipay's physical office located in Fremont, California, and moved its technological infrastructure to Salt Lake City. As a result of this move, Intellipay defaulted on its operating lease in May 2002. The Intellipay lease requires approximately $6,000 per month, plus late fees and interest, through December 2003. As of September 30, 2003, future operating lease commitments related to this lease approximated $18,000 through December 2003 and we have recorded an accrued liability for approximately $80,000 related to lease defaults through September 30, 2003.

Our total current liabilities as of September 30, 2003, were comprised of accounts payable, accrued liabilities and net current liabilities from discontinued operations. Accounts payable totaled $171,965 and were related to operating expenses. Our accrued liabilities of $181,652 were primarily the result of payroll related liabilities, contingent reseller commissions and operating lease defaults.

In prior periods, capital leases in default represented a large portion of our net current liabilities from discontinued operations; however, management was successful in negotiating settlements of a significant portion of these leases in 2002. As of September 30, 2003, World Commerce's liabilities include estimated contingent recourse obligations and attorneys fees approximating $100,000 related to a financing company, payables past due of $64,010 and other liabilities of $71,264.

We continue to work through various matters related to liabilities and disputes with a vendor and other creditors which may affect our cash position. Management intends to negotiate resolutions for the liabilities and disputes of our operating entities.

Financing

We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than ours. We believe we may need to raise additional capital, both internally and externally, in order to successfully compete. We have taken steps to reduce our monthly cash outflow to become cash flow positive, but we believe we may need an additional $1 to $2 million in 2004 to continue to keep up with technological improvements and further our business development strategies.
We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our business plans, and growth could be slowed.

In the short-term we intend to rely on operating cash flows to fund operations and expect to negotiate favorable settlements of our discontinued operations' liabilities. Historically, we have relied on the sale of our common stock to provide additional funding. In July 2003 we received proceeds of $50,000 from the exercise of warrants we granted in April 2001 (See, Part II: Item 2 for further details). Should external capital be required, we may structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Recently Adopted Accounting Standards

We have adopted the following accounting standards, which are described in more detail in Note I of our financial statements included with this report. The following standards did not have a material impact on our consolidated financial statements for the period ended September 30, 2003.

..      In January 2003, the Emerging Issues Task Force ("EITF") issued EITF
       Issue No.00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.

..      In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133.

..      In May 2003, the FASB issued SFAS No.150, Accounting for Certain
       Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No.150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities.

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

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $120,000 for our operating companies and approximately $171,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $564,531 as of September 30, 2003.

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

ITEM 3: CONTROLS AND PROCEDURES

Our CEO and CFO have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Shares - Our board of directors authorized the issuance of an aggregate of 228,149 common shares to Universal Business Insurance in consideration for officers and directors insurance valued at $62,325. Our board authorized 151,654 shares on September 4, 2003, and 76,495 on October 8, 2003. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Options - On October 3, 2003, our board of directors approved the grant of options to purchase 1,625,000 shares of common stock pursuant to our 2001 Equity Incentive Plan. The options were granted to employees and have an exercise price of $0.225 and expire through October 3, 2008. Of these options, options to purchase 812,500 shares vested upon grant, options to purchase 406,250 shares vest in April 2004 and the remaining options to purchase 406,250 shares vest in October 2004.

Warrants - In July 2003 our board of directors approved the adjustment of the price of warrants granted in April 2001. The warrants to purchase 1,000,000 shares of our common stock had an exercise price of $0.75 for 500,000 shares and $0.50 for 500,000 shares. The board of directors determined it was in the company's best interest to reduce the exercise price to $0.05 per share. All of the warrants were exercised in July 2003 for $50,000 in cash.

                    ITEM 5: OTHER INFORMATION

TradeWorks Marketing, Inc. - TradeWorks Marketing was incorporated in Delaware on July 17, 2003, to mass market our products and services. During the past three months, TradeWorks Marketing has conducted marketing events in seven metropolitan locations, which have resulted in a slight growth of our customer base. TradeWorks Marketing's product offerings include Intellipay Virtual Terminal Software, Pacific WebWorks Visual WebTools Web site manager and builder, including integration with Ebay(TM)Online Trading and training. TradeWorks Marketing also has entered into factoring arrangements with an outside leasing company with recourse for certain sales of e-commerce software and merchant accounts.

FundWorks, Inc. - FundWorks, Inc. was incorporated on August 5, 2003, to provide operating lease arrangements for certain TradeWorks' customers. The operating lease agreements were for the purchase of e-commerce software and merchant accounts over 36 months for the price of $59.95 per month. The customers relying on these operating lease agreements have a higher credit risk.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

  3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
  3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form10, as amended, file No. 0-26731, filed July 16, 1999.)
 10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
 10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
 10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 11, 2001 (Incorporated by reference to exhibit No. 10.3 for Form 10-K, filed March 26, 2002)
 10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, file No. 0-26731, filed July 16, 1999)
 21.1    Subsidiaries of Pacific WebWorks
 31.1    Chief Executive Officer Certification
 31.2    Chief Financial Officer Certification
 32.1    Section 1350 Certification


Reports on Form 8-K.

    None.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PACIFIC WEBWORKS, INC.


                               /s/ Christian R. Larsen
Date: November 12, 2003    By: _____________________________________
                               Christian R. Larsen
                               President and Director



                               /s/ Kenneth W. Bell
Date: November 12, 2003    By: _____________________________________
                               Kenneth W. Bell
                               CEO and Director


                               /s/ Thomas R. Eldredge
Date: November 12, 2003    By: _____________________________________
                               Thomas R. Eldredge
                               Secretary/Treasurer and Chief Financial Officer