Form 10KSB
period 2003-12-31
PACIFIC WEBWORKS INC
filed 2004-03-22
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

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

State issuer's revenue for its most recent fiscal year:   $2,237,197

As of March 16, 2004 the registrant had 24,587,622 shares of common stock outstanding. The aggregate market value of the 23,492,311 shares of voting stock held by non-affiliates as of that date was approximately $3,523,847.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................9
Item 3.  Legal Proceedings..................................................9
Item 4.  Submission of Matters to a Vote of Security Holders................9

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities.....................................10
Item 6.  Management's Discussion and Analysis..............................11
Item 7.  Financial Statements..............................................16
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................42
Item 8A. Controls and Procedures...........................................42

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................42
Item 10. Executive Compensation............................................43
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................44
Item 12. Certain Relationships and Related Transactions....................46
Item 13. Exhibits and Reports on Form 8-K..................................46
Item 14. Principal Accountant Fees and Services............................46
Signatures.................................................................47







                    FORWARD LOOKING STATEMENTS

In this annual report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWorks' control. These factors include, but are not limited to, economic conditions generally and in the industries in which Pacific WebWorks may participate; competition within Pacific WebWorks' chosen market, including competition from much larger competitors; technological advances in these industries and failure by Pacific WebWorks to successfully develop business relationships.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

The company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999. Pacific WebWorks has four wholly-owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc, which are Delaware corporations, and World Commerce Network, LLC. Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes. We refer to its products and services as the Intellipay payment system. TradeWorks Marketing was incorporated in Delaware on July 17, 2003, to mass market our products and services. FundWorks, Inc. was incorporated on August 5, 2003, to provide operating lease arrangements for certain TradeWorks' customers. World Commerce Network, LLC is a non-operating, discontinued operation.

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

     Products

Even though small business, including small office/home office, typically understands how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically using the Internet. Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools(TM) software, the Intellipay payment systems, education and hosting services.

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

Visual WebTools Version 4.1 ("V4.1") - V4.1 is a suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet. The following products are included as part of this suite.

..     WebWizard  is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet it has a very powerful additional functionality for web design professionals. It incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process. No complicated programming skills are required to use the WebWizard tool. Our customers can manipulate their sites' layout, colors, contents, tables, and graphics easily. WebWizard includes a library of hundreds of graphics which are freely accessible by our customers. WebWizard allows our customers to quickly and easily create, update, modify, and enhance their web sites. Changes can be uploaded to our servers within minutes 24 hours a day, 7 days a week from any Internet connected Microsoft Windows computer.

..     ClipOn Commerce(TM) is an e-storefront and product management system, complete with shopping cart technology. ClipOn Commerce allows our customers to build an Internet storefront. They can create a complete product catalog, organize and search products by unlimited categories and import/export to and from their database. ClipOn Commerce is designed to function with a third party merchant account and is integrated with our Intellipay payment system, which allows our clients to accept all major credit cards online. ClipOn Commerce has support for QuickBooks accounting software so that our customers may update between their accounting records and Internet storefront. ClipOn Commerce also features UPS shipping integration.

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

..     Auction Connection is a module that allows Visual WebTools customers to list inventory items with Ebay at the click of a button.

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

..     ePayment System  supports all major card types including Visa,
      MasterCard, American Express, Discover, Diners Club and JCB. Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks. Transaction types include industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called "force" allowing a transaction authorized offline (possibly a voice authorization) to be settled, credits for refunds and Intellipay's innovative address verification system allows merchants to retrieve a score and verify the account validity.

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

..     ExpertLink(TM)is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web-developers and application developers to build in the ePayment processing and various features, including batch management commands, duplicate transaction detection and management, and more. Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

..     LinkSmart(TM)  gives our online customers the ePayment features with minimal technical installation on their side. With LinkSmart, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them. LinkSmart offloads many expensive mission-critical e-commerce tasks from the merchant.

..     Smart Terminal(TM)  allows our customers to securely log into their
      Intellipay account from any Internet browser and authorize manual transactions and orders they have received through offline methods. Smart Terminal supports industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-Intellipay authorized transactions, credits, partial credits and more. Most clients receive Smart Terminal along with LinkSmart or ExpertLink, but Smart Terminal can also be purchased as a stand alone product.

..     Secure Account Management System ("SAMS") allows Intellipay customers to securely log into Intellipay's Secure Account Management System from any web browser to configure and control various Intellipay components and behaviors. They can manage today's authorized transaction batches, control passwords, enforce transaction data components, control various features such as our new duplicate transaction detection and management system, control email transaction receipts, access Smart Terminal, control LinkSmart payment page contents, target returning live data streams, configure Visa-required invoice numbering, and more. Customers can also view transaction histories for any day in the past 180 day period.

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

..     Retreats are workshops that are held one to two times per year for certain TradeWork's customers for informative direction on Internet marketing strategies.

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

     Sales and Marketing

In July 2003 we incorporated TradeWorks Marketing to conduct marketing events in metropolitan locations. TradeWorks Marketing's product offerings include Intellipay Virtual Terminal Software, Pacific WebWorks Visual WebTools Web site manager and builder, including integration with ebay(TM).com and training. TradeWorks Marketing also has entered into factoring arrangements with an outside leasing company with recourse for certain sales of e-commerce software and merchant accounts.

In August 2003 we incorporated FundWorks, Inc. to provide operating lease arrangements for certain TradeWorks' customers. The operating lease agreements were for the purchase of e-commerce software and merchant accounts over 36 months for the price of $59.95 per month. The customers relying on these operating lease agreements have a higher credit risk.

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


     Competition

Our market is quickly evolving, very competitive and subject to rapid technological change. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets. A number of companies are now providing Internet services to small businesses. They include organizations like Microsoft, Yahoo!, Bigstep, Zyweb, Register.com, GoDaddy, Bizfinity, MeZine.com and many others. Our success in our target market will depend upon our ability to build name brand recognition and to provide quality, cost-effective products and services to our customers.

At the present time, we have not identified any other companies that are using an identical approach to ours. Nonetheless, it is probable that larger interests will choose to enter the market we are developing or that a new market may emerge. Although we feel the market is vast and should accommodate many technology providers, we may not be able to compete effectively with current and future competitors.

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

Our ability to successfully compete, in turn, will depend upon a number of factors, including:
..    our ability to successfully maintain and sell existing products;
..    our ability to conceive, develop, improve, and market new products;
..    our ability to identify and take advantage of emerging technological trends within our target markets;
..    our ability to respond effectively to technological changes or new product announcements by competitors and,
..    our ability to recruit resellers who can market and sell our products and services in significant volumes to the market.
We believe that we will need to make significant expenditures for research and development and marketing in the future to compete effectively.

     Major Customers

Our client base includes approximately 6,500 active paying customer accounts. We rely on the efforts of third party resellers to add accounts to our customer base. A significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are dependent upon these resellers. If we lose them, then we expect our revenues to be adversely affected due to attrition in our customer account portfolios if there is not immediate replacement. During the year ended December 31, 2003, we experienced continuing declines in hosting and gateway revenues due to the loss of resellers and general attrition. We expect to see the decline in hosting and gateway revenues to flatten through the first quarter of 2004.

     Trademark, Licenses and Intellectual Property

On October 9, 1998 Utah WebWorks filed a trademark application for Visual WebTools(TM) which we acquired and became responsible for upon our merger with Utah WebWorks. In December of 1998 the United States Patent and Trademark Office assigned Serial No. 567,136 to this mark. In addition we have
trademarks for   Pacific WebWorks(TM) and ClipOn Commerce(TM).

On October 25, 2002 we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for Intellipay through October 29, 2006. The mark may be renewed one year prior to its expiration.

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

All of our core technology was developed internally by either our engineers or by the engineers of Utah WebWorks and Intellipay. Other than Internet connectivity and other information technology infrastructure, the performance of our products does not significantly rely on any third party technology, although we continue to support as many third party technologies as possible.

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

     Research and Development

We continue to improve our existing products and release new related products. We recorded research and development expenses of $304,909 for the year ended December 31, 2002. During the year ended December 31, 2003 we recorded research and development expense of $164,999, primarily related to development of our online auction connector product, Intellipay Desktop Terminal, and the updating of our core products.

     Material Contracts

We are a party to the following material contract:

We initially entered into an informal agreement with Electric Lightwave, Inc. for telecommunications and Internet access in January 1998. We formalized the agreement in February 1998 and negotiated an extension in November 2001, which terminated in January 2004. As of the date of this filing, this contract is on a month-to-month basis. The extension agreement requires that we pay approximately $4,300 per month for a dedicated DS3 Internet and telephone connection, and a redundant T-1.

     Employees

As of the date of this filing we have 18 employees. We have six employees in administration, two in sales/marketing, five in operations and five development engineers. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

                 ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located in the Westgate Business Center, which is located in Salt Lake City, Utah. This property serves as our main office and data center. We believe this property will be adequate for our near term needs. We lease approximately 8,000 square feet of commercial office space and pay approximately $8,000 per month under the lease which expires December 30, 2006.

                    ITEM 3.  LEGAL PROCEEDINGS

On October 3, 2002, Pacific WebWorks and World Commerce Network, a discontinued operation, each received a summons filed in the Commonwealth of Massachusetts, Superior Court Department, County Middlesex. The complaints allege that Pacific WebWorks and World Commerce Network, separately breached individual contracts with Leasecomm Corporation related to customer financing with recourse. In November 2002, Pacific WebWorks settled its claim with Leasecomm for $40,000 in cash and $500 per month through November 2003, which has been paid in full at December 31, 2003. World Commerce has accrued an estimated liability sufficient for the probable judgment.

On April 16, 2001, One Source, a corporation, filed a complaint in the Third District Court, Sandy Department, State of Utah, naming World Commerce Network, LLC and Mat Dastrup, its former CFO, as defendants. One Source alleged default under a certain Application for Credit and Personal Guaranty and One Source seeks the sum of $64,353, together with 18% interest, from November 15, 2000. On May 1, 2002, we received notice to appoint counsel within twenty days. In October 2002 counsel for One Source accepted the amount of $5,000 into escrow for settlement of this claim; however, One Source failed to execute the settlement agreement and the $5,000 has been returned.

On February 12, 2001, Pacific WebWorks received notice of Charge No. A1-0184 filed with the State of Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as our sales manager due to demotions and pay cuts based on alleged prejudicial treatment based on his race and color. We responded to the request for information from the Labor Commission and stated that we believed the former employee was treated fairly while under our employ. On January 18, 2002, an informational hearing was conducted with the State of Utah Labor Commission and on February 28, 2002, in a letter from the State of Utah Labor Commission, Pacific WebWorks was dismissed of all charges related to the matter. In June 2002 an additional conference with the State of Utah Labor Commission took place related to the former employee's appeal of Pacific WebWorks' dismissal in this matter. The administrative law judge advised the parties to retain counsel due to the appeal moving to the trial court level.

No discovery was made prior to the date of this filing and the former employee had not stated an amount of any claimed damages as of December 31, 2003. The former employee was ordered to further his appeal by January 15, 2004 and failed to do so. We anticipate that we will be dismissed from this matter.

We are involved in various disputes and legal claims arising in the normal course of our business. Except for the actions discussed above, in the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

 ITEM 5.  MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

The principal market for our common stock is the NASD OTC Bulletin Board and our common shares are traded over-the-counter under the symbol "PWEB." The following table presents the range of the high and low bid of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

             Year        Quarter Ended             High Bid   Low Bid
             ------     --------------            ---------- ---------
              2002           March 31              $ 0.51     $ 0.17
                              June 30                0.26       0.18
                         September 30                0.19       0.07
                          December 31                0.12       0.06

              2003           March 31              $ 0.14     $ 0.06
                              June 30                0.15       0.08
                         September 30                0.45      0.125
                          December 31                0.32       0.15

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 16, 2004 we had approximately 382 stockholders of record of our common stock.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by Pacific WebWorks during the past year.

On October 3, 2003 our board of directors approved the grant of options to purchase 1,625,000 shares of common stock pursuant to our 2001 Equity Incentive Plan. The options were granted to employees and have an exercise price of $0.225 and expire through October 3, 2008. Of these options, options to purchase 812,500 shares vested upon grant, options to purchase 406,250 shares vest in April 2004 and the remaining options to purchase 406,250 shares vest in October 2004. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Beginning in September 2003 our board of directors authorized the issuance of an aggregate of 228,149 common shares to Universal Business Insurance in consideration for insurance valued at $62,325. Our board of directors authorized the issuance of 151,654 shares on September 4, 2003 and 76,495 on October 8, 2003 for this insurance. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In July 2003 our board of directors authorized the issuance of 1,000,000 common shares for $50,000 upon the exercise of warrants. The exercise price of the warrants was $0.05 per share. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with each of these isolated issuance's of our securities, we believe that each purchaser:
..    was aware that the securities had not been registered under federal securities laws;
..    acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..    understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
..    was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities

None.


          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

During the past year management has focused on marketing and distribution channels, which, while costly, are believed to be the most effective current short term solution to declining sales. Management is in the process of diversifying our marketing and distribution strategy between several of our product offerings and we are confident in the future success of these plans.

Our revenues for the 2003 year were primarily from the sale of access to our software technology and continuing monthly service and hosting fees. Additionally, we derive revenues for services related to web site design, training, education and consulting. Other sources of income have been related to gains from discontinued operations.

Pacific WebWorks and IntelliPay have a great potential in the marketplace. However, hurdles exist, such as identifying and implementing effective product distribution channels, economic changes generally, gaining marketplace acceptance and addressing shifting public attitudes for technology products that could pose a threat to our success. We also operate in a highly regulated environment. Such regulation over our marketing methods or our responsibility to public investors could prove to have a negative and material effect on our financial condition or operating performance.

Liquidity and Capital Resources

Our monthly cash outflow is mostly related to our marketing and operating expenses and can exceed monthly cash inflows based on timing differences between marketing campaigns and sales. As such, in the short-term we rely on operating cash flows to fund continued operations. We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are dependent on the efforts of our resellers and our in-house sales personnel to increases revenues and thus, increase our cash balances.

We had negative working capital of $91,016 as of December 31, 2003, which means we are currently unable to satisfy our total current liabilities, including those of our discontinued operations, with current assets and must continue to negotiate favorable settlements for these liabilities. We plan to address only the liabilities of our operating subsidiaries with our cash. We expect to continue to generate positive cash flows through further development of business and sales.

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

Operations -   Net cash provided by continuing operating activities was
$399,659 for the 2002 year compared to $87,455 for the 2003 year. Net cash provided by investing activities for the year ended December 31, 2002 was $75,495 compared to net cash used for investing activities of $219,060 for the 2003 year. Investing activities for the 2002 year consisted primarily of the purchase of a certificate of deposit and the purchase of the residual customer portfolio. In the 2003 year we sold the certificate of deposit and received cash from the sale of our subsidiary.

Financing - Net cash used by financing activities was $68,093 for the year ended December 31, 2002, compared to $24,557 for the 2003 year. Net cash used by financing activities was primarily the payment on a note payable to our largest reseller. Historically, we have relied on the sale of our common stock to provide additional funding.

Warrants granted as part of our equity transactions may provide an additional source of funding. As of December 31, 2003, we had outstanding warrants to purchase 1,300,000 common shares which may result in maximum proceeds of $650,000. In July 2003 we received proceeds of $50,000 from the exercise of warrants we granted in April 2001. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all, or any, of the warrants will be exercised before their expiration through April 2006.

Should external capital be required for operations or acquisitions, we may structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our marketing or business plans and growth could be slowed, which may result in declines in our operating results and common stock market price.


Commitments and Contingent Liabilities

Our operating commitments and contingent liabilities consist primarily of those related to our discontinued operations, operating leases and leases in default. At December 31, 2003 our future minimum lease commitments under operating leases approximated $295,284 through December 2006. Our operating lease for our Salt Lake City office approximates $8,000 per month

In February 2002, in an effort to improve operational efficiencies, we closed Intellipay's physical office located in Fremont, California, and moved its technological infrastructure to Salt Lake City. As a result of this move, Intellipay defaulted on its operating lease in May 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. As of December 31, 2003, future operating lease commitments related to this lease have expired and we have an accrued liability of $83,364 related to lease defaults, less time that the property was leased by the property manager to a third party.

Our total current liabilities as of December 31, 2003 were comprised of accounts payable, accrued liabilities and deferred revenues and net current liabilities from discontinued operations. Accounts payable totaled $52,238 and were related to operating expenses. Our accrued liabilities of $194,233 were primarily the result of payroll related liabilities, contingent reseller commissions, estimated refunds and factoring obligations, and operating lease defaults. Deferred revenues include upfront fees and receipts for services not yet performed and total $205,601 as of December 31, 2003.

Liabilities for Discontinued Operations

In prior periods, capital leases in default represented a large portion of our net current liabilities from discontinued operations; however, management was successful in negotiating settlements of a significant portion of these leases in 2002. These settlements related to our Logio subsidiary and were recorded as gains from discontinued operations in 2002. Logio was sold for $50,000 in June 2003 and resulted in the realization of approximately $274,000 in gains from the sale of discontinued operations.

As of December 31, 2003 World Commerce's liabilities included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to a financing company, payables past due of $64,010 and other liabilities of $56,000. Total settlements and forgiveness for World Commerce approximate $416,000 and have been recorded as a gain from discontinued operations during the year ended December 31, 2002.

We continue to work through various matters related to liabilities and disputes with a vendor and other creditors which may affect our cash position. Management intends to negotiate resolutions for the liabilities and disputes of our operating entities.

Off-balance Sheet Arrangements

None.

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

Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budgeted amounts. We currently do not expect impairment to occur for the Intellipay business unit in the near term; however, if an impairment occurs it would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings.

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $500,712 at December 31, 2003. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The financial statements also include the accounts of Logio, Inc., a non-operating, development stage company, through the date of its sale in July 2003. The following discussions are a summary of our financial statements for the years ended December 31, 2002 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at
Item II, Part 7, below.

        Comparison of 2002 and 2003 Fiscal Year Operations
      -----------------------------------------------------

                                                  2002          2003
                                              ------------- -------------
Revenues, net                                 $  2,572,576  $  2,237,197
Cost of sales                                      431,840       541,026

Gross profit                                     2,140,736     1,696,171

Total operating expenses                         2,145,918     2,050,161

Loss from operations                                (5,182)     (353,990)

Other income and (expense), net                     38,539         6,086

Net income (loss) from continuing operations        33,357      (347,904)

Total gain on discontinued operations              893,305       274,778

Net earnings (loss)                                926,662       (73,426)

Net earnings (loss) per share                 $       0.04  $       0.01


Sales decreased during the first half of 2003 primarily due to steady attrition of our monthly hosting and payment processing service portfolios with no significant replacement of monthly paying customers through December 31, 2003. In addition, new marketing plans and strategies implemented in the last quarter of 2003 resulted in the deferral of certain revenues until the earnings process is complete. We recognize hosting, gateway and transaction service revenues in the period in which fees are fixed or determinable and the related products or services are provided to the user. Advance payments and upfront fees from customers are recorded on the balance sheets as deferred revenues. Training and design revenues are recognized as the related services are performed.

The increase in cost of sales for the 2003 year was primarily related to our new marketing strategy and related increases in reseller fees.

Total operating expenses for the 2002 year decreased 4.5% compared to the 2003 year. However, selling expenses nearly doubled while research and development expenses decreased 45.9%, general and administrative expenses decreased 7.4%, depreciation and amortization decreased 39.7% and compensation expense related to options and warrants decreased 75.5%. These compensation expenses relate to warrants granted to consultants in 2001 and 2002, which expire through May 2004. The compensation expense represents the fair market value of the warrants, estimated on the date of grant. The decrease in compensation expense for 2003 was primarily a result of full recognition of the intrinsic value of options charges over vesting periods through September 2001 and a lower fair value of new warrants granted to consultants in 2002.

Net other income for the 2002 year related primarily to the abatement of tax penalties previously assessed by the Internal Revenue Service on Intellipay. The 2003 year net other income was from interest income earned on certificates of deposit.

Our financial statements for the year ended December 31, 2003, include the accounts of Logio, Inc., our former non-operating subsidiary, as discontinued operations through the date of its sale on June 27, 2003. We sold all of the shares we held in Logio for $50,000 cash and the purchasers' assumption of Logio's current liabilities. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operations, which was realized during the second quarter 2003.

      Comparison of 2002 and 2003 Fiscal Year Balance Sheet
      -----------------------------------------------------

                                                       2002        2003
                                                 ------------- -------------

Cash and cash equivalents                        $    362,319  $    500,712

Total current assets                                  544,236       596,630

Total assets                                        3,855,141     3,762,015

Total current liabilities                             847,815       687,646

Accumulated deficit                               (12,164,974)  (12,238,400)

Total stockholders deficit                       $  3,007,326  $  3,074,369



Other than increasing cash and deferred revenue balances and the sale of discontinued operations, we did not record significant changes in assets and liabilities for the 2003 year compared to the 2002 year.

Factors Affecting Future Performance

We are currently dependent on the efforts of our resellers for our continued growth. Many of our significant resellers have become inactive or dormant.
We expect overall sales to remain down or flat during the 2004 year due to inactive resellers and developing marketing activities. We are actively recruiting and adding other additional resellers and sales channels to replace these inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees. We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

We have introduced our products and services to markets using aggressive marketing and sales methods. These include seminar sales, operating lease agreements with high credit risk customers and factoring arrangements for
certain of these operating leases.   Regulation over these types of marketing
and sales techniques are rigid and heavily enforced. We may encounter increased costs and other financial risks in order to obtain revenues, including the resulting high customer return rates and other collections factors from these markets.

We are dependent upon our merchant accounts to accept payment for services from a large number of our customers. If we were to lose these merchant accounts, it would have an adverse affect on our ability to collect on sales, which would reduce our working capital, cash inflow and earnings, or increase losses.

Wide scale implementation of a new technology or payment methods, such as stored-value cards, electronic cash equivalents or wireless communications, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

We currently are unable to satisfy certain of our obligations through our operating cash inflows. Our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

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

Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. We are in the process of becoming compliant with and certified with Visa and MasterCard security programs. We expect to obtain such certification by June 2004. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

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



                   ITEM 7: FINANCIAL STATEMENTS






                      Pacific WebWorks, Inc.

                       Financial Statements

                    December 31, 2003 and 2002

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                Bountiful, Utah 84010           Fax (801) 292-8809

______________________________________________________________________________





                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Pacific Webworks, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
January 16, 2004

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                           December 31,
                                                       2002           2003
                                                  -------------- -------------
CURRENT ASSETS
  Cash and cash equivalents                       $     362,319  $    500,712
  Certificate of deposit                                101,536             -
  Receivables
   Trade, less allowance for doubtful
    receivables of $77,000 in 2002
    and $72,000 in 2003                                  36,063        29,649
  Prepaid expenses                                       44,318        66,269
                                                  -------------- -------------

    Total current assets                                544,236       596,630
                                                  -------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     163,347        98,152

RESTRICTED CASH                                               -        50,951

OTHER ASSETS, NET                                     3,147,558     3,016,282
                                                  -------------- -------------

                                                  $   3,855,141  $  3,762,015
                                                  ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - reseller                         $     112,297  $          -
  Accounts payable                                       51,195        52,538
  Accrued liabilities                                   151,959       194,233
  Deferred revenue                                       72,312       205,601
  Net current liabilities from
    discontinued operations                             460,052       235,274
                                                  -------------- -------------

    Total current liabilities                           847,815       687,646
                                                  -------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding 23,359,473
    shares in 2002 and 24,587,622 shares in 2003         23,360        24,588
  Additional paid-in capital                         15,148,940    15,288,181
  Common stock subscriptions                                  -             -
  Accumulated deficit                               (12,164,974)  (12,238,400)
                                                  -------------- -------------

    Total stockholders' equity                        3,007,326     3,074,369
                                                  -------------- -------------

                                                  $   3,855,141  $  3,762,015
                                                  ============== =============

 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended
                                                           December 31,
                                                       2002           2003
                                                  -------------- -------------
Revenues, net
  Software, access and license fees               $     157,959  $    149,373
  Hosting, gateway and maintenance fees               2,240,291     1,693,359
  Training, design and other                            174,326       394,465
                                                  -------------- -------------
                                                      2,572,576     2,237,197

Cost of sales                                           431,840       541,026
                                                  -------------- -------------

    Gross profit                                      2,140,736     1,696,171

Selling expenses                                        280,565       566,808
Research and development                                304,909       164,999
General and administrative                            1,296,294     1,199,925
Depreciation and amortization                           149,505        90,285
Compensation expense for options and warrants           114,645        28,144
                                                  -------------- -------------

    Total operating expenses                          2,145,918     2,050,161
                                                  -------------- -------------

    Net loss from operations                             (5,182)     (353,990)
                                                  -------------- -------------

Other income (expense)
  Loss on sale or abandonment of assets                  (7,500)            -
  Interest income                                         8,310         7,924
  Interest expense                                      (13,858)            -
  Penalties                                             (21,388)            -
  Abatement of penalties                                 42,036             -
  Other income (expense), net                            30,939        (1,838)
                                                  -------------- -------------
                                                         38,539         6,086
                                                  -------------- -------------
    Net income (loss) from continuing
     operations  before income taxes                     33,357      (347,904)
                                                  -------------- -------------
Income Taxes                                                  -           300
                                                  -------------- -------------

    Net income (loss) from continuing operations         33,357      (348,204)

Discontinued operations
  Gain (loss) from operations (net of income tax)       438,440             -
  Gain on disposal (net of income tax)                  454,865       274,778
                                                  -------------- -------------

    Total gain (loss) from discontinued operations      893,305       274,778
                                                  -------------- -------------

    NET EARNINGS (LOSS)                           $     926,662  $    (73,426)
                                                  ============== =============

Net earnings (loss) per common share - basic and dilutive

  Net income (loss) from continuing operations    $           -  $      (0.01)
  Gain (loss) from discontinued operations                 0.04          0.01
                                                  -------------- -------------
  Net earnings (loss)                             $        0.04  $          -
                                                  ============== =============

Weighted-average number of shares outstanding
  Basic                                              23,175,858    23,916,510
  Dilutive                                           23,175,858    24,008,185





 The accompanying notes are an integral part of these statements.



             Pacific WebWorks, Inc. and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              Years ended December 31, 2002 and 2003




                                                                   Additional   Stock
                             Price per          Common Stock       Paid-in      Subscriptions Accumulated
                             share           Shares      Amount    Capital      Receivable    Deficit       Totals
                             ------------ ------------ ----------- ------------ ------------- ------------- ------------

Balances at
 January 1, 2002                  -         23,076,688  $  23,077  $14,998,150  $   (40,000)  $(13,091,636) $ 1,889,591

Issuance of stock for
  insurance policies         $0.12-$0.37       282,785        283       36,145            -              -       36,428

Cash received for stock
  subscription                    -                  -          -            -       40,000              -       40,000

Consulting compensation
  recognized for
  warrants granted                -                  -          -      114,645            -              -      114,645

Net earnings 2002                 -                  -          -            -            -        926,662      926,662
                                          ------------ ----------- ------------ ------------- ------------- ------------
Balances at
  December 31, 2002               -         23,359,473     23,360   15,148,940            -    (12,164,974)   3,007,326

Warrants exercised             $0.05         1,000,000      1,000       49,000            -              -       50,000

Issuance of stock for
  insurance policies           $0.27           228,149        228       62,097            -              -       62,325

Consulting compensation
  recognized for
  warrants granted                -                  -          -       28,144            -              -       28,144

Net loss 2003                     -                  -          -            -            -        (73,426)     (73,426)
                                          ------------ ----------- ------------ ------------- ------------- ------------

                                            24,587,622 $   24,588  $15,288,181  $         -   $(12,238,400) $ 3,074,369
                                          ============ =========== ============ ============= ============= ===========

     The accompanying notes are an integral part of this financial statement





             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the
                                                                   year ended
                                                                   December 31,
                                                                2002         2003
                                                           ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net earnings (loss)                                      $    926,662  $    (73,426)
  Less: Gain from discontinued operations (net of taxes)       (893,305)     (274,778)
                                                           ------------- -------------
     Earnings (loss) from continuing operations                  33,357      (348,204)

  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities
     Depreciation & amortization                                149,505        90,285
     Issuance of options and warrants for compensation          114,645        28,144
     Bad debt expense                                           359,598       380,532
     Loss on sale or abandonment of property and equipment        7,500             -
  Changes in assets and liabilities
     Receivables                                               (332,379)     (374,118)
     Prepaid expenses and other assets                          181,773       133,910
     Accounts payable and accrued liabilities                   (76,984)       43,617
     Deferred revenue                                           (37,356)      133,289
                                                           ------------- -------------

    Total adjustments                                           366,302       435,659
                                                           ------------- -------------

    Net cash provided by continuing operating activities        399,659        87,455
                                                           ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                           (57,524)      (25,090)
  Cash on reserve with bank                                           -       (50,951)
  Cash received for sale of subsidiary                                -        50,000
  Sale (purchase) of certificate of deposit                    (101,536)      101,536
  Purchase of residual portfolio                                (60,000)            -
                                                           ------------- -------------

    Net cash provided by (used in) investing activities        (219,060)       75,495
                                                           ------------- -------------
Cash flows from financing activities
  Payment on note payable to reseller                          (108,093)      (74,557)
  Proceeds on exercise of warrants                                    -        50,000
  Proceeds from stock subscription                               40,000             -
                                                           ------------- -------------

    Net cash used in financing activities                       (68,093)      (24,557)
                                                           ------------- -------------

    Net cash provided by continuing operations                  112,506       138,393
    Net cash used in discontinued operations                          -             -
                                                           ------------- -------------

    Net increase in cash and cash equivalents                   112,506       138,393

Cash and cash equivalents at beginning of period                249,813       362,319
                                                           ------------- -------------

Cash and cash equivalents at end of period                 $    362,319  $    500,712
                                                           ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                   $      6,907  $      1,076
  Cash paid for income taxes                                        900           500

Non-cash financing activities:
  Issuance of stock for prepaid insurance policies               36,427        62,325
  Reseller note settlement                                            -        37,740
  Purchase of residual portfolio with note                      220,390             -
  Purchase of residual portfolio less net
    settlement of liabilities                                    48,030             -




 The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the presentation of the accompanying consolidated financial statements follows.

1. The Company
   -----------

Pacific WebWorks, Inc. and its subsidiaries (Company), engages in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

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

TradeWorks Marketing, Inc. and FundWorks, Inc. were organized in the state of Delaware in July and August of 2003, respectfully. TradeWorks began operations in August 2003 and engages in the marketing and sales of Pacific WebWorks and Intellipay products. FundWorks began operations in December 2003 and provides operating leases for customers with higher credit risk.

2. Principles of Consolidation
   ----------------------------

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc. and the discontinued operations of World Commerce Network, LLC. (a non-operating company). The financial statements also include the accounts of Logio, Inc. (a non-operating, development company) through the date of its sale in July 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period balances have been reclassified to conform with current period presentation.

3. Use of Estimates
   ----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, and certain accrued liabilities such as contingent liabilities.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4. Cash Equivalents
   ----------------

The Company considers all highly liquid instruments maturing in three months or less when purchased to be cash equivalents.

5.  Depreciation and amortization
    -----------------------------

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation of property and equipment are used for income tax purposes.

6.  Goodwill
    ---------

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company's Intellipay business unit operates in one principal business segment, a provider of online credit card gateway services.

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2003 and concluded there was no impairment of goodwill.

7.  Fair value of financial instruments
    -----------------------------------

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8. Revenue Recognition
   --------------------

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly hosting, gateway, transaction fees, and training and design services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Hosting, gateway and transaction services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company's pay subscribers generally pay in advance for their service by credit card, check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments and upfront fees from customers are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Training and design revenues are recognized as the related services have been performed. In determining whether an arrangement exists, the Company ensures that a customer-specific agreement is in place. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

9.  Cost of sales
    -------------

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.

10.  Sales and marketing costs
     -------------------------

Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing. The Company has expended significant amounts on sales and marketing, including national television, radio, and print advertising. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.

11.  Research and development costs
     ------------------------------

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

12.  General and administrative costs
     --------------------------------

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

13.  Income Taxes
     ------------

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

14.  Net Earnings (Loss) Per Share
     -----------------------------

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate earnings (loss) per share. Potentially issuable common shares totaling 4,783,695 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                Year ended December 31,
                                                   2002          2003
                                              ------------- -------------

Common shares outstanding during the period     23,076,688     23,359,473
Weighted average common shares issued               99,170        557,037
                                              ------------- -------------
Weighted average common shares used
   in basic earnings (loss) per share           23,175,858     23,916,510
                                              ------------- -------------
Dilutive effects of potentially issuable
   common shares (warrants)                              -         91,675
                                              ------------- -------------
Weighted average number of common shares
   and dilutive potential common stock used
   in diluted earnings (loss) per share         23,175,858     24,008,185
                                              ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

15. Recent Accounting Pronouncements
    --------------------------------

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


In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have any impact on the Company's consolidated financial statements.

              Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

15. Recently Adopted Accounting Pronouncements - Continued
    ------------------------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment includes the following:
                                                               Estimated
                                              December 31,     useful
                                          2002          2003   life (years)
                                     ------------ ------------ ------------
   Computer Equipment                $   321,832  $   334,722      3-5
   Equipment                              95,271      102,197      2-10
   Software                               90,294       93,283      1-3
   Furniture and Fixtures                 85,257       86,087      3-10
   Leasehold Improvements                  3,143        4,598  Life of lease
                                     ------------ ------------
                                         595,797      620,887
   Less Accumulated Depreciation        (432,450)   ( 522,735)
                                     ------------ ------------
                                     $   163,347  $    98,152
                                     ============ ============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE C - OTHER ASSETS

Other assets include the following:
                                                       December 31,
                                                    2002         2003
                                              -------------- -------------

     Goodwill                                 $   2,946,253  $  2,946,253
     Purchased customer portfolio                   232,360       232,360
     Other                                            7,672         7,672
                                              -------------- -------------

                                                  3,186,285     3,186,285
                                              -------------- -------------
     Accumulated amortization                       (38,727)     (170,003)
                                              -------------- -------------
                                              $   3,147,558  $  3,016,282
                                              ============== =============

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

Goodwill relates to the Intellipay business unit and is tested annually for impairment indicators.


NOTE D - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:
                                                        December 31,
                                                     2002          2003
                                                -------------- -------------
    Payroll related liabilities                 $      70,988  $     37,774
    Sales contractor commissions                            -         5,205
    Contingent reseller commissions                    39,790        39,790
    Operating lease in default                         36,491        83,364
    Refunds and factor                                      -        27,610
    Income tax payable                                      -           300
    Other                                               4,690           190
                                                -------------- -------------
                                                $     151,959  $    194,233
                                                ============== =============

Payroll related liabilities totaling $70,988 at December 31, 2002 include approximately $14,000 in estimated taxes and interest past due from Intellipay, Inc. to the Internal Revenue Service for periods prior to and immediately after its acquisition by Pacific WebWorks, Inc.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE E - OPERATING LEASE REVENUES

During third quarter 2003, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 35 months for approximately $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2003 are as follows:

              2004               $   29,885
              2005                   29,885
              2006                   24,108
              Thereafter                  -
                                 ----------
                                 $   83,878
                                 ==========


Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk.

TradeWorks also enters into factoring arrangements for certain sales of e-commerce software and merchant accounts to an outside leasing company with recourse. Estimated recourse amounts are reduced from the amount funded to the company and netted against sales for reporting purposes as they are not considered realizable. Additional amounts due under the factoring arrangements are estimated and recorded as an accrued liability (Note D).

NOTE F - STOCKHOLDERS' EQUITY

1. Equity Incentive Plan
   ---------------------

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 5,000,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of December 31, 2003

Directors, officers, and employees have been granted options to acquire 4,696,302 shares of the company's common stock and 3,623,802 of the options are exercisable as of December 31, 2003. The options were granted at exercise prices ranging from $0.14 - $2.00 per share. The options vest periodically through October 2004 and expire through April 2011.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

1. Equity Incentive Plan  - Continued
   ----------------------------------

Fair market value of options granted

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which there have been no amounts recognized in the years ended December 2002 and 2003 for compensation as related options have been issued at exercise prices equal to the fair market value of the Company's stock on the date of grant. Had compensation cost for the stock based compensation been determined based upon the fair value of the options at the grant date consistent with methodology set forth by FAS 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                  Year Ended December 31,
                                                      2002         2003
                                                ------------- --------------
Net earnings (loss) from continuing operations

                               As reported      $     33,357  $    (348,204)
                               Pro forma            (528,379)    (1,085,245)

Gain (loss) from discontinued operations

                               As reported      $    893,305  $     274,778
                               Pro forma             893,305        274,778
Net earnings (loss)
                               As reported      $    926,664  $     (73,426)
                               Pro forma             364,928       (810,467)

Net earnings (loss) per common share from continuing operations basic and fully diluted

                               As reported      $          -  $       (0.01)
                               Pro forma                   -          (0.05)

Gain (loss) from discontinued operations basic and fully diluted

                               As reported      $       0.04  $        0.01
                               Pro forma                0.04           0.01

Net earnings (loss) per common share

                               As reported      $       0.04  $           -
                               Pro forma                0.02          (0.04)

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

1. Equity Incentive Plan  - Continued
   ----------------------------------

Fair market value of options granted - Continued

The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2002 and 2003: expected volatility of 145 percent and 158 percent, respectively; risk-free interest rate of 4.25 percent and 5.00 percent, respectively; and expected life of 3.5 and 3.25 years, respectively. The weighted-average fair value of options granted was $0.14 and $0.19 in 2002 and 2003, respectively.

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

Information with respect to the Company's stock options:
                                                                Weighted-
                                                                 average
                                Stock options  Exercise price exercise price
                                -------------- -------------- --------------
Outstanding at January 1, 2002      3,640,485   $0.75-3.53        $0.97
   Granted                            600,000      0.14            0.14
   Exercised                                -         -               -
   Forfeited                          395,076    0.14-3.53         1.59
                                -------------- -------------- --------------
Outstanding at December 31, 2002    3,845,409    0.14-3.44         0.78
                                -------------- -------------- --------------
   Granted                          1,625,000      0.23            0.23
   Exercised                                -         -               -
   Forfeited                          774,107    0.14-3.44         1.07
                                -------------- -------------- --------------
Outstanding at December 31, 2003    4,696,302  $0.14-$2.00        $0.54
                                ============== ============== ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

1. Equity Incentive Plan- Continued
   --------------------------------

Additional information related to stock options outstanding and exercised at December 31, 2003:


Options outstanding

                                                          Weighted-
                     Number       Weighted-average    average remaining
Exercise price     outstanding      exercise price  contractual life (years)
------------------ -------------- ----------------- -----------------------
    2.00             100,000             2.00                 1
    1.75               8,500             1.75                 2
    1.06              50,000             1.06                 1
    0.87             105,302             0.87                 7
    0.75           2,287,500             0.75                 7
    0.23           1,625,000             0.23                 5
    0.14             520,000             0.14                 4
                   ----------
                   4,696,302
                   ==========



Options exercisable


                                                          Weighted-
                     Number       Weighted-average    average remaining
Exercise price      exercisable    exercise price   contractual life (years)
------------------ -------------- ----------------- -----------------------
    2.00             100,000             2.00                 1
    1.75               8,500             1.75                 2
    1.06              50,000             1.06                 1
    0.87             105,302             0.87                 7
    0.75           2,287,500             0.75                 7
    0.23             812,500             0.87                 5
    0.14             260,000             0.14                 4
                   ----------
                   3,623,802
                   ==========

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

2.  Warrants for common stock
    -------------------------

As of December 31, 2003, warrants for the purchase of 1,300,000 shares of the Company's common stock were outstanding and exercisable.

The warrants were granted on May 14, 2002 to Summit Resource Group, Inc. in consideration for investor relations consulting services received over the course of one year. The exercise prices of the warrants are 600,000 at $0.30, which vested immediately; 400,000 at $0.50, which vested on September 15, 2002; and 300,000 at $0.90, which vested on December 31, 2002. Consulting charges related to this agreement approximate $84,000 and represent the fair value of the warrants using the Black Scholes valuation model. The services under this contract were performed through May 2003 and the fair value of the warrants was recognized ratably over the service period. Total compensation expense from the issuance of these warrants totaled $56,285 and $28,143 for the years ended December 31, 2002 and 2003, respectively. The agreement terminated in May 2003 when the services were completed. The warrants expire in May 2004.

3.  Issuance of stock
    -----------------

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

In July 2003, the Company's Board of Directors resolved to adjust the price certain of the Company's warrants to purchase 1,000,000 shares of its common stock from an exercise price $0.75 and $0.50 per share to an exercise price of $0.05 per share. All of the warrants were exercised in July 2003 for $50,000 in cash.

In October 2003, the company issued a total of 228,149 shares of its common stock in exchange for $62,325 of insurance premiums for one year.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE G - DISCONTINUED OPERATIONS

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

NOTE G - DISCONTINUED OPERATIONS - Continued

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2003

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
                                                =============

1.  Discontinued subsidiary - Logio Inc.
    -----------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue its wholly owned subsidiary Logio, Inc. and set forth a formal plan of disposal. Logio, Inc., formerly WordCruncher Internet Technologies, Inc., (Logio) conducted business as a development stage company, historically engaged in the development and marketing of a focused Internet directory and search engine intended to service the needs of the business professional. The Company's Board has determined that there is no longer a viable market for this product line.

Settled liabilities
In September 2002, Logio entered into a Settlement Agreement and Release of its capital lease default with Sunrise International Leasing Corporation. Consideration for the settlement and release included Logio's verification of the return of the capital lease equipment (in May 2001) and receipt of Logio's audited financial statements. The settlement and release approximates $445,000 and Logio, formally discontinued operations and has recorded an extraordinary gain for the forgiveness of this capital lease in default approximating $457,000 net of income tax expense and changes in deferred income tax asset of $0) for the year ended December 31, 2003, representing all amounts accrued for this matter. This gain has been presented as a component of a gain on disposal of discontinued operations in the Company's consolidated Statements of Earnings for the year ended December 31, 2003.

Sale of Logio, Inc.
On June 27, 2003 the Company sold all of its shares in Logio, Inc. for $50,000 cash to a group of 11 investors. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operation, during the second quarter 2003.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE G - DISCONTINUED OPERATIONS - Continued

2.  Discontinued subsidiary  -World Commerce Network, LLC
    -----------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC and set forth a formal plan of disposal. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its operations. World Commerce Network became a consolidated entity with the Company in March 2000.

Other current liabilities
Other current liabilities of World Commerce Network, LLC consist of estimated customer refunds approximating $56,000 and estimated contingent liabilities from the legal matter noted below approximating $95,000 as of December 31, 2003.

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

The total of the settlement, release and forgiveness of these liabilities approximates $416,000 (net of income tax expense and change in deferred tax asset of $0) and was recorded as an extraordinary gain by World Commerce. The settlement of these liabilities is a component of the gain from disposal of discontinued operations on the Company's consolidated Statement of Earnings for the year ended December 31, 2003.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003



NOTE G - DISCONTINUED OPERATIONS - Continued

2.  Discontinued subsidiary - World Commerce Network, LLC - Continued
    -----------------------------------------------------------------

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE H - COMMITMENTS AND CONTINGENCIES

1.  Operating lease in default
    --------------------------
In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc. defaulted on its operating lease for office space in Fremont, California. The lease agreement required payment of approximately $6,000 per month plus applicable late fees and interest through December 2003.

As of December 31, 2003, Intellipay, Inc. has recorded an accrued liability of $83,364 related to the months of office lease under default, less months re-leased by the property manager, including all interest and late fees.

2.  Operating leases
    ----------------
The Company has entered into a lease agreement for the lease of office space for its operations in Salt Lake City, Utah. The lease requires $7,647 per month through December 2004 and $8,400 from January 2005 through expiration in December 2006. Rent expense for the Salt Lake offices for the years ended December 31, 2002 and 2003 approximates and $74,000 and $99,000 respectively. The following is a schedule of future minimum lease payments under the operating lease:

             Year ended             Lease
             December 31,         Commitment
             -----------          -----------
                2004              $   91,764
                2005                 101,760
                2006                 101,760
             Thereafter                    -
             -----------          -----------
                                  $  295,284
                                  ===========

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE I - INCOME TAXES

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                              2002           2003
                                         -------------- -------------
Deferred tax assets
   Allowance for doubtful accounts       $       8,100  $     15,099
   Net operating loss carryforwards          5,383,003     2,458,309
   Excess book depreciation and
     amortization                              921,066        65,162
   Capital loss carryforwards                        -       590,081
   Other, net                                   20,927        30,505
                                         -------------- -------------
                                             6,333,494     3,159,157

Less valuation allowance                    (6,333,494)   (3,159,157)
                                         -------------- -------------

   Net tax assets                        $           -  $          -
                                         ============== =============


There were no deferred tax assets of income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The decrease in the valuation allowance was $3,174,337 for the year ended December 31, 2003.

As of December 31, 2003, the Company has net operating loss carryforwards for tax reporting purposes of approximately $6,700,000 expiring through 2023. As of December 31, 2003, the Company had a capital loss carryforward for tax reporting purposes of approximately $1,600,000 expiring in 2008.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE J - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:


Year ended             Pacific                    Trade       Fund-      Discontinued
December 31, 2002(a)   WebWorks     Intellipay    Works       Works      Operations(b)
--------------------   ------------ ------------- ----------- ---------- -------------

Revenues, net          $ 1,668,660  $    903,916  $        -  $       -  $          -

Income (loss) from
continuing operations      (14,037)       47,394           -          -             -

Gain (loss) from
discontinued operations          -             -           -          -       893,305

Net income (loss)      $   (14,037) $     47,394  $        -  $       -  $    893,305

___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. and World Commerce Network, LLC, non-operating, discontinued
    subsidiaries.


Year ended             Pacific                    Trade       Fund-      Discontinued
December 31, 2003(a)   WebWorks     Intellipay    Works       Works      Operations(b)
--------------------   ------------ ------------- ----------- ---------- -------------
Revenues, net          $ 1,299,996  $    554,878  $  377,857  $   4,466  $          -

Income (loss) from
continuing operations      (71,879)       64,784    (335,629)    (5,480)            -

Gain (loss) from
discontinued operations    274,778             -           -          -             -

Net income (loss)      $   202,899  $     64,784  $ (335,629) $  (5,480) $          -
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


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003


NOTE K - MARKET RISK

We rely on the efforts of third party resellers to add accounts to our customer base. A significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional resellers, including our TradeWorks Marketing subsidiary, we are primarily dependent upon further addition of reseller distribution channels for future sales growth.


NOTE L - SUBSEQUENT EVENT

In February 2001, the Company received notice from the Utah Labor Commission regarding an allegation of racial discrimination charged by a former employee. The former employee claims that he was forced to resign as sales manager due to demotions and pay cuts related to alleged prejudicial treatment based on his race and color. The Company responded to the request for information by the Labor Commission and stated that it believes the former employee was treated fairly while under its employ. On January 18, 2002, an informational hearing was conducted with the Utah Labor Commission. On February 28, 2002, in a letter from the Utah Labor Commission, the Company was dismissed of all charges related to this matter. In June 2002, an additional conference with the Utah Labor Commission took place related to the former employee's appeal of the Company's dismissal in this matter. In the June 2002 conference, the Company and the employee were each instructed by the judge to retain counsel and the appeal was moved to the Adjudication Division of the Utah Labor Commission. Subsequently, no discovery has been conducted and no amount of any claimed damages has been made by the former employee as of December 31, 2003. By order of the Utah Labor Commission, the former employee was given until January 15, 2004 to further his appeal, after which date the Company would be dismissed from the matter and he failed to respond by this date. Management of the Company believes that this matter is no longer a threat to the Company.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below. Their respective ages and positions are listed, as well as, biographical information for each of these persons is presented. Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons. Mr. Daniel W. Jackson resigned as director on February 18, 2004 to pursue other interests and, therefore, we currently have a vacancy on our board of directors. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.

Name                 Age  Position Held                        Director since
------------------------------------------------------------------------------
Christian R. Larsen  29   President and Director              April 1999
Kenneth W. Bell      54   Chief Executive Officer
                            and Director                      January 2001
Thomas R. Eldredge   35   Secretary/Treasurer and
                            Chief Financial Officer

Christian R. Larsen - Mr. Larsen currently serves as our President and he served as our Chief Executive Officer from April 1999 through January 2001. Prior to 1999 he served as Chief Operating Officer for Pacific WebWorks and as a consultant for Utah WebWorks. He has eight years experience providing computer consulting and business management services.

Kenneth W. Bell - Mr. Bell was appointed as our Chief Executive Officer in January 2001. He also serves a Presdient and CEO of Logio, Inc., our subsidiairy, until its sale in July 2003.He formerly served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has over thirty years experience in a variety of finance and management positions, including employment in the commercial banking industry for fifteen years in Utah and California. Mr. Bell received a bachelors degree from Brigham Young University.

Thomas R. Eldredge - On January 5, 2001 our board of directors appointed Mr. Eldredge as our Senior Vice-President, Secretary/Treasurer and Chief Financial Officer. In February 2001, our board of directors appointed Mr. Eldredge as corporate Secretary. Mr. Eldredge is a CPA and has over twelve years of experience in accounting, audit and information systems. He worked for over six years with Grant Thornton LLP, one of the nation's six largest public accounting firms, as a manager in that company's assurance department. Mr. Eldredge is a professor at the University of Utah in the accounting and information systems department at the graduate and undergraduate levels and has instructed students for over six years at the University of Utah, Grant Thornton's National training center and Utah Valley State College. He received both his Bachelor of Science and Master of Professional Accountancy from the University of Utah.

Audit Committee Financial Expert

We do not currently have an audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations from these reporting persons that no Forms 5 were required, we believe that Daniel W. Jackson filed a Form 3 late.

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. We do not have formal written agreements with our executive officers.

                    SUMMARY COMPENSATION TABLE

                                                             Long Term
                       Annual Compensation                   Compensation
                       --------------------                  ------------
                                                             Securities
Name and principal                                           underlying
position               Year       Salary ($)      Bonus ($)  Options/SAR's (#)
---------------------  -----      ----------      --------   --------------

Christian R. Larsen    2003       $   67,896      $  4,000   275,000
President              2002           60,708         2,500    50,000
                       2001           55,750             0   325,000

Kenneth W. Bell        2003       $   90,917      $  4,000   300,000
CEO                    2002           81,708         2,500    50,000
                       2001           67,125*            0   637,878

Thomas R. Eldredge     2003       $   68,455     $   3,000   250,000
Secretary/Treasurer    2002           76,270         2,500    50,000
CFO                    2001           67,292*            0   327,273



* Does not include salaries paid by Logio to these persons prior to Pacific WebWorks acquisition of Logio.

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------
Christian R. Larsen    275,000         16.9%        $ 0.225    Oct. 2008

Kenneth W. Bell        300,000         18.5%          0.225    Oct. 2008

Thomas R. Eldredge     250,000         15.4%          0.225    Oct. 2008


Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. Under our 2001 Equity Incentive Plan, an independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which they serve as a member of our board of directors and 10,000 options upon joining our board of directors. At this time we do not have any independent directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of Pacific WebWorks outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all executive officers and directors as a group. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 24,587,622 outstanding shares of common stock as of March 16, 2004, and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

Name and Address of         Number of Shares of                   Percentage
Beneficial Owners           Common Stock         Options (1)      of Class
--------------------------- -------------------- ---------------- ----------
Christian R. Larsen             878,000 (2)          487,500        5.4%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Kenneth W.  Bell                217,311 (3)          812,878        4.1%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Thomas R. Eldredge                    0              477,273        1.9%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

All executive officers and     1,095,311           1,777,651       10.9%
directors as a group

(1)    Represents options exercisable within the next 60 days.
(2) Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate
(3) Includes 76,309 shares held by Mr. Bell and 141,002 shares owned jointly with his spouse.


Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.

               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0              $   0.00                  0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security
holders               4,696,302             0.54               2,803,698
---------------- ---------------------- ------------------- ---------------

Total                 4,696,302         $   0.54               2,803,698

---------------- ---------------------- ------------------- ---------------

2001 Equity Incentive Plan   On March 8, 2001 Pacific WebWorks' board of
directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.
Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Board of directors amended the plan in 2003 to reserve 7,500,000 shares for this plan subject to periodic adjustments for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. In the event of a merger, consolidation or plan of exchange to which we are a party or a sale of all, or substantially all, of our assets the committee may continue, assume, substitute, accelerate or settle the outstanding awards.

All of Pacific WebWorks and our subsidiaries' employees, are eligible for incentive stock options. Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights. We currently have approximately eighteen employees, officers and directors eligible to participate in the plan. An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors. As of the date of this filing we do not have any independent directors.

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

As of December 31, 2003, the board of directors has granted options to acquire 4,696,302 shares of common stock with exercise prices ranging from $0.14 to $2.00 per share. The options vest periodically through July 2004 and expire through April 2011. The plan continues in effect until March 8, 2011, unless terminated by the board of directors. The board of directors may suspend or terminate the plan at any time.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.


            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003
10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, file No. 0-26731, filed July 16, 1999)
21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 13, 2003)
31.1     Chief Executive Officer Certification
31.2     Chief Financial Officer Certification
32.1     Section 1350 Certification

Reports on Form 8-K

On February 17, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change in our independent auditor.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $8,200 for the 2003 year and $12,000 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Chisholm & Associates did not bill us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pacific WebWorks, Inc.


                                    /s/ Christian R. Larsen
Date: March 18, 2004           By:_____________________________________
                                  Christian R. Larsen,
                                  President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                     /s/ Kenneth W. Bell
Date: March 18, 2004           By:_____________________________________
                                   Kenneth W.  Bell
                                   Chief Executive Officer and Director



                                    /s/ Thomas R. Eldredge
Date: March 18, 2004           By:_____________________________________
                                   Thomas R. Eldredge
                                   Secretary/Treasurer and Chief
                                   Financial Officer