Form 10QSB
period 2004-03-31
PACIFIC WEBWORKS INC
filed 2004-05-13
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

As of May 5, 2004 Pacific WebWorks, Inc. had a total of 24,587,622 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No  [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...........................................2

Item 2:  Management's Discussion and Analysis..........................13

Item 3:  Controls and Procedures.......................................19

                    PART II: OTHER INFORMATION

Item 5:  Other Information.............................................19

Item 6:  Exhibits and Reports on Form 8-K .............................19

Signatures............................................................20







                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three month periods ended March 31, 2003 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                   December 31,   March 31,
                                                      2003          2004
                                                  ------------- -------------
                                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                       $    500,712  $    430,064
  Receivables, less allowance
   for doubtful receivables of $72,000
   in 2003 and $113,000 in 2004                         29,649        53,016
  Prepaid expenses                                      66,269        61,349
                                                  ------------- -------------

        Total current assets                           596,630       544,429
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     98,152        85,794
RESTRICTED CASH                                         50,951        67,908
GOODWILL                                             2,946,253     2,946,253
OTHER ASSETS                                            70,029        87,530
                                                  ------------- -------------

                                                  $  3,762,015  $  3,731,914
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $     52,538  $     85,808
  Accrued liabilities                                  194,233       186,011
  Deferred revenue                                     205,601       369,175
  Net current liabilities from
   discontinued operations                             235,274       235,274
                                                  ------------- -------------

     Total current liabilities                         687,646       876,268
                                                  ------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding
    24,587,622 in 2003 and 2004                         24,588        24,588
  Additional paid-in capital                        15,288,181    15,288,181
  Accumulated deficit                              (12,238,400)  (12,457,123)
                                                  ------------- -------------

    Total stockholders' equity                       3,074,369     2,855,646
                                                  ------------- -------------

                                                  $  3,762,015  $  3,731,914
                                                  ============= =============



 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)



                                                     Three months ended
                                                           March 31,
                                                       2003          2004
                                                  ------------- -------------
Revenues, net
  Software, access and license fees               $     31,860  $     96,880
  Hosting, gateway and maintenance fees                524,389       331,635
  Training, merchant accounts, design, and other        15,995       197,411
                                                  ------------- -------------
                                                       572,244       625,926

Cost of sales                                           86,405       236,527
                                                  ------------- -------------

    Gross profit                                       485,839       389,399

Selling expenses                                        42,691       270,981
Research and development                                40,109        54,434
General and administrative                             339,966       270,883
Depreciation and amortization                           24,241        14,351
Compensation expense for options and warrants           21,108             -
                                                  ------------- -------------

   Total operating expenses                            468,115       610,649
                                                  ------------- -------------
Net loss from operations                                17,724      (221,250)
                                                  ------------- -------------
Other income (expense)
  Interest income                                        1,830         1,190
  Other income, net                                      1,783         1,337
                                                  ------------- -------------
                                                         3,613         2,527
                                                  ------------- -------------
  Net loss from continuing operations
  before income taxes                                   21,337      (218,723)

Income Taxes                                                 -             -
                                                  ------------- -------------
  Net earnings (loss) from continuing operations        21,337      (218,723)

  Loss on disposal of discontinued operations
  (net of income tax)                                     (470)            -
                                                  ------------- -------------

    NET EARNINGS (LOSS)                           $     20,867  $   (218,723)
                                                  ============= =============
Net earnings (loss) per common share -
basic and diluted
  Net earnings (loss) from continuing operations  $          -  $      (0.01)
  Gain (loss) from discontinued operations                   -             -
                                                  ------------- -------------
  Net earnings (loss)                             $          -  $      (0.01)
                                                  ============= =============
Weighted-average number of shares outstanding
  Basic                                             23,359,473    24,587,622
  Diluted                                           23,359,473    24,587,622



 The accompanying notes are an integral part of these statements.



                 Pacific WebWorks, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                                 Three months
                                                                 Ended March 31,
                                                               2003          2004
                                                           ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net Earnings (loss)                                      $     20,867  $   (218,723)
  Less: gain from discontinued operations (net of taxes)            470             -
                                                           ------------- -------------
    Net loss from continuing operations                          21,337      (218,723)
  Adjustments to reconcile net loss to net cash used
   in operating activities
      Depreciation & amortization                                24,241        14,351
      Issuance of options and warrants for compensation          21,108             -
      Bad debt expense                                          125,000        76,243
  Changes in assets and liabilities
      Receivables                                              (120,993)      (99,610)
      Prepaid expenses and other assets                          34,660        33,367
      Accounts payable and accrued liabilities                  (29,182)       25,048
      Deferred revenue                                             (176)      163,574
                                                           ------------- -------------
         Total adjustments                                       54,658       212,973

         Net cash provided by (used in) continuing
         operating activities                                    75,995        (5,750)
                                                           ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                            (8,268)       (1,993)
  Sale (purchase) of certificate of deposit                        (564)            -
  Purchase of residual portfolio                                      -       (45,948)
                                                           ------------- -------------

         Net cash used in investing activities                   (8,832)      (47,941)
                                                           ------------- -------------
Cash flows from financing activities
  Cash on reserve with bank                                           -       (16,957)
  Payment on note payable to reseller                           (74,557)            -
                                                           ------------- -------------

         Net cash used in financing activities                  (74,557)      (16,957)
                                                           ------------- -------------

         Net cash used in continuing operations                  (7,394)      (70,648)
         Net cash used in discontinued operations                     -             -
                                                           ------------- -------------

         Net decrease in cash and cash equivalents               (7,394)      (70,648)

Cash and cash equivalents at beginning of period                362,319       500,712
                                                           ------------- -------------

Cash and cash equivalents at end of period                 $    354,925  $    430,064
                                                           ============= =============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                   $      1,076  $          -
  Cash paid for income taxes                                        300             -




    The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2004. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., World Commerce Network, LLC, and Logio, Inc. through March 31, 2003 (Logio's disposal date was June 27, 2003). All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of Logio, Inc. (in
2003) and World Commerce Network, LLC have been discontinued.

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

                          March 31, 2004
                            (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Revenue Recognition - Continued
--------------------------------
The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and its revisions in SAB No. 104. SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions. The Company also follows American Institue of Certified Public Accountants Statement of Position ("SOP") 97-2, as amended by SOP 98-9. In the third quarter 2003, the company adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21").

The Company recognizes revenues when all of the following criteria are met:
(1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

In an arrangement with multiple deliverables, the delivered item(s) are be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Revenues from up-front fees are deferred and recognized over the period services are performed (which is generally one year). Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded as they become due from customers.


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 3,451,409 related to options and 6,900,000 related to warrants were excluded from the calculation of diluted loss per share for the three months ended March 31, 2003 because their effects were anti-dilutive. Potentially issuable common shares totaling 4,696,302 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004
                            (Unaudited)

Recent Accounting Pronouncements
--------------------------------

Variable Interest Entities
In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities which was revised December 2003 (FIN 46(R)).
FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003 continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003.
Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. The Company has no special purpose entities, nor has it acquired a variable interest entity where the Company is the primary beneficiary since January 31, 2003. Adoption of FIN 46(R) did not have any impact on the Company's financial condition, results of operations or cash flows because the Company has no variable interest entities.

Share-Based Payments
The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 2 - OPERATING LEASE REVENUES

During third quarter 2003, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of March 31, 2004 are as follows:

                   Through
                   March 31,
                   ---------
                   2005                  $   30,515
                   2006                      30,515
                   2007                      18,285
                   Thereafter                     -
                                         -----------
                                         $   79,315
                                         ===========

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2004
                            (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of March 31, 2004.

As of March 31, 2004, a total of 4,696,302 options were outstanding at exercise prices ranging from $0.14 to $2.00 per share and a total of 1,300,000 warrants were outstanding, and exercisable at prices ranging from $0.30 to $0.90 per share. As of March 31, 2004, a total of 3,623,802 options were exercisable at exercise prices ranging from $0.14 to $2.00 per share. Options expire through April 2011 and warrants expire through May 2004.

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

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:

                                           Three Months Ended
                                                March 31,
                                              2003     2004
                                        ------------- ------------
Net income (loss), as reported          $     20,867  $  (218,723)
  Deduct: Total stock-based
  charges determined under
  fair value-based method                   (184,260)     (78,410)
                                        ------------- ------------
Pro forma net earnings (loss)           $   (163,393) $  (297,133)
                                        ============= ============
Net earnings (loss)per share
basic and diluted, as reported          $      (0.01) $     (0.01)
                                        ============= ============

Net earnings (loss) per share
basic and diluted, pro forma            $      (0.01) $     (0.01)
                                        ============= ============

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004
                            (Unaudited)

NOTE 4 -DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2003 and March 31, 2004:

                                                    World
                                                    Commerce
                                                    Network, LLC
                                                    ----------------
ASSETS
Current assets                                      $             -
Long-term assets                                                  -
                                                    ----------------
  Total assets                                      $             -
                                                    ================
LIABILITIES
Payables past due                                            64,010
Accrued liabilities                                         171,264
                                                    ----------------
  Total current liabilities                         $       235,274
                                                    ================

Net current liabilities                             $       235,274
                                                    ================


The losses from disposal of discontinued operations in 2003 include the results of operations for Logio, Inc. Logio was sold in July 2003.

Discontinued subsidiary - World Commerce Network, LLC
-----------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations. World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation
In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at March 31, 2004 and December 31, 2002 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004
                           (Unaudited)

NOTE 5 - OPERATING COMMITMENTS

Operating lease in default
--------------------------
In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc. defaulted on its operating lease for office space in Fremont, California. The lease agreement required payment of approximately $6,000 per month plus applicable late fees and interest through December 2003 when the lease expired.

As of March 31, 2004, Intellipay, Inc. has recorded an accrued liability of approximately $85,000 related to the months of office lease under default, less months re-leased by the property manager to others, including all interest and late fees.

Other matters
-------------
The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended    Pacific               Trade-    Fund-  Discontinued
March 31, 2003(a)     WebWorks  Intellipay  Works     Works  Operations (b)(c)
--------------------- --------- ----------- --------- ------ ----------------
Revenues, net         $401,190  $  171,054  $      -  $   -  $         -

Income (loss) from
continuing operations   (4,740)     22,464         -      -         (470)

Gain (loss) from
discontinued
operations              (3,291)     24,628         -      -         (470)


Net income (loss)     $(72,204) $    5,957  $      -  $   -  $   886,344
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. a non-operating, discontinued subsidiary.
(c) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004
                           (Unaudited)

NOTE 6 - SEGMENT REPORTING - CONTINUED

Three months ended  Pacific                Trade      Fund-    Discontinued
March 31, 2004(a)   WebWorks   Intellipay  Works      Works    Operations(c)
------------------- ---------- ----------- ---------- -------- ------------

Revenues, net       $ 247,859  $  117,458  $ 252,216  $ 8,393  $         -

Income (loss)
from continuing
operations            (30,937)     29,246   (213,958)  (3,074)           -

Gain (loss) from
discontinued
operations                  -           -          -        -            -

Net income (loss)   $ (30,937) $   29,246  $(213,958) $(3,074) $         -
____________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. a non-operating, discontinued subsidiary.
(c) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

NOTE 7 - MARKET RISK

We rely on the efforts of third party resellers to add accounts to our customer base. A significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional resellers, including the Company's TradeWorks Marketing subsidiary, we are primarily dependent upon further addition of reseller distribution channels for future sales growth.

In this report references to "Pacific WebWorks," "we," "us," and "our" refer to Pacific WebWorks, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Pacific WebWork's control. These factors include, but are not limited to, economic conditions generally and in the markets in which Pacific WebWorks may participate; competition within Pacific WebWork's chosen market, including competition from much larger competitors; technological advances of other competitors; and failure by Pacific WebWorks to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

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

Even though small businesses, including small office/home office, typically understand how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically using the Internet. Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools(TM) software, the Intellipay payment systems, education and hosting services.

In July 2003 we incorporated TradeWorks Marketing to conduct marketing events in metropolitan locations. TradeWorks Marketing's product offerings include Intellipay Virtual Terminal Software, Pacific WebWorks Visual WebTools Web site manager and builder; including integration with ebay(TM).com and training services. In August 2003 we incorporated FundWorks, Inc. to provide operating lease arrangements for certain TradeWorks Marketing customers.

During the past year management has focused on marketing and distribution channels, which, while costly, are believed to be the most effective current solution to declining sales. Management is in the process of diversifying our marketing and distribution strategy between several of our product offerings and we are confident in the future success of these plans.

Factors affecting company performance include increased competition in both the website services and the financial transaction processing industries, which are our primary areas of focus.

Our primary challenges include keeping up with the market in our technology offerings and finding new and better distribution channels for our products. We are taking advantage of opportunities in the merchant payment acceptance space by continuing our roll out of Intellipay's Desktop Terminal product into several locations. We have been given coverage on the Desktop Terminal product in various merchant banking publications.

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

Liquidity and Capital Resources

Our monthly cash outflows are primarily related to our marketing and operating expenses and can exceed monthly cash inflows based on timing differences between marketing campaigns and sales. As such, in the short-term we rely on operating cash flows to fund continued operations. We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are dependent on the efforts of our resellers, independent sales representatives and our in-house sales personnel to increase our revenues.

We had negative working capital of $331,839, including approximately 369,000 in deferred revenues as of March 31, 2004, which means we may be currently unable to satisfy our total current liabilities, including those of our discontinued operations, with current assets and must continue to negotiate favorable settlements for these liabilities. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows.

We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we have. We believe that we may need an additional $1 million through December 31, 2004 to continue to keep up with technological improvements and further our business development strategies. We believe that this may need to be accomplished through additional capital offerings or debt arrangements in order to successfully compete.

Operations -   As noted above, we rely on the cash proceeds from our sales efforts in order to fund our continuing operations. Net cash provided by continuing operating activities was $75,995 for the first quarter 2003 compared to net cash used in continuing operations of $5,750 for the first quarter 2004. While our revenues increased in the 2004 first quarter compared to the 2003 first quarter, our cost of sales also increased significantly in the 2004 first quarter which resulted in a decrease in gross profit for the 2004 first quarter compared to the 2003 first quarter.

Net cash used in investing activities for the 2003 first quarter was $8,832 compared to net cash used in investing activities of $47,941 for the 2004 first quarter. Investing activities for the 2003 first quarter were primarily related to purchases of property and equipment, while investing activities for the 2004 first quarter consisted primarily of the purchase of a residual portfolio of monthly gateway customers.

Financing - Net cash used in financing activities was $74,557 for the 2003 first quarter compared to $16,957 used in financing activities for the 2004 first quarter. Net cash used in financing activities for the 2003 first quarter was primarily the payment on a note payable to our largest reseller. The 2004 first quarter cash used in financing resulted from cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

Warrants granted as part of our equity transactions may provide an additional source of funding. As of March 31, 2004, we had outstanding warrants to purchase 1,300,000 common shares which may result in maximum proceeds of $650,000. However, the holders of the warrants have total discretion whether or not to exercise the warrants and, as of the date of this filing, the exercise price is more than the trading price of our common stock. Thus, we cannot assure that all, or any, of the warrants will be exercised before their expiration through May 2004.

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

We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our product development, marketing or business plans and growth could be slowed, which may result in declines in our operating results and common stock market price.

Commitments and Contingent Liabilities

Our total current liabilities as of March 31, 2004 were comprised of accounts payable, accrued liabilities, deferred revenues and net current liabilities from discontinued operations. Accounts payable totaled $85,808 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $186,011 were primarily the result of contingent reseller commissions, estimated refunds and factoring obligations, and the operating lease default for the Intellipay office space. Deferred revenues included up-front fees received for services and education not yet performed or delivered and totaled $369,175 as of March 31, 2004.

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,000 per month. At March 31, 2004 our future minimum lease commitments under operating leases approximated $9,566 through March 31, 2005, $102,000 through March 31, 2006 and $76,500 through March 31,
2007. We also have an accrued liability related to Intellipay's operating lease which is in default. As of March 31, 2004, we have an accrued liability of approximately $85,000 related to the lease default, less time that the property was leased by the property manager to a third party.

Liabilities for Discontinued Operations -    The operations of World Commerce
Network, LLC, our subsidiary, have ceased and been discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of March 31, 2004 World Commerce Network's accrued liabilities included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation, approximately $11,000 for estimated customer refunds, and approximately $65,000 for an alleged default of an application for credit and personal guaranty made by a former officer of Pacific WebWorks. Payables past due of $64,010 remain outstanding to various vendors of World Commerce Network as of March 31, 2004. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.

Operating Lease Revenues -   Certain customers of TradeWorks Marketing, Inc.,
our subsidiary, entered into operating leases to purchase e-commerce software and merchant accounts agreements that were assigned by TradeWorks Marketing to FundWorks, Inc., our subsidiary. The customers pay $59.95 per month for the operating lease agreement and the agreements have a term of 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of March 31, 2004 are $30,515 through March 31, 2005 and 2006 and $18,285 through March 31, 2006. Collectability of future minimum lease receipts cannot be assured as the customers placed in these operating leases have a higher credit risk.

Off-balance Sheet Arrangements -  None.

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

Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budgeted amounts. We currently do not expect impairment to occur for the Intellipay business unit in the near term; however, if an impairment occurs it would have a material effect on our financial condition as it would result in a net decrease in our consolidated assets and consolidated net earnings.

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $171,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $430,064 at March 31, 2004. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, World Commerce Network, TradeWorks Marketing, and FundWorks, Inc. for the 2004 first quarter, whereas the first quarter of 2003 includes the consolidated financial statements of Pacific WebWorks, Intellipay, World Commerce Network, LLC, a non-operating company, and Logio Inc., a non-operating company, through March 31, 2003. The following charts are a summary of our financial statements for the first quarters ended March 31, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.

 Comparison of 2003 and 2004 First Quarter Operations (Unaudited)
 ----------------------------------------------------------------

                                               March 31,     March 31,
                                                 2003         2004
                                            -------------- -------------
Revenues, net                               $     572,244  $    625,926

Cost of sales                                      86,405       236,527

Gross profit                                      485,839       389,399

Total operating expenses                          468,115       610,649

Net gain (loss) from operations                    17,724      (221,250)

Other income and (expense), net                     3,613         2,527

Net income (loss) from continuing operations       21,337      (218,723)

Total loss on discontinued operations                (470)            -

Net earnings (loss)                                20,867      (218,723)

Net earnings (loss) per share               $           -   $     (0.01)

Sales of our software access and license fees and our training and merchant accounts increased during the first quarter of 2004 as compared to the first quarter of 2003 primarily due to our efforts in our workshops across the country. In addition, new marketing plans and strategies implemented in the last quarter of 2003 and continuing through the first quarter of 2004 resulted in deferral of certain revenues until the earnings process is complete. Advance payments and up-front fees from customers are recorded on the balance sheets as deferred revenues. Training and design revenues are recognized as the related services are performed. The requirement to defer recognition of these revenues has a substantial negative effect on our current reported net earnings.

Hosting, gateway and maintenance fees continued to decline from first quarter of 2003 compared to first quarter 2004 as a result of steady attrition of our monthly hosting and payment processing service portfolios. We recognize hosting, gateway and transaction service revenues in the period in which fees are fixed or determinable and the related products or services are provided to the user. While new customers have been added from our new marketing strategies, attrition continues to grow at a higher rate.

Revenues from hosting, gateway and maintenance fees were 91.6% of revenues for the 2003 first quarter compared to 53.0% of total revenues for the 2004 first quarter. Revenues from training, merchant accounts, design and other services were 2.8% of total revenues for the 2003 first quarter compared to 31.5% of
total revenues for the 2004 first quarter.   Software access and license fees
represented 5.6% of total revenues for the 2003 first quarter compared to 15.5% of total revenues for the 2004 first quarter.

The increase in cost of sales for the 2004 first quarter was primarily related to our new marketing strategy and the related increases in commissions to our outsourced sales alliance and other reseller fees. The increase in cost of sales for the 2004 first quarter resulted in a decrease in gross profit of 19.9% from the 2003 first quarter compared to the 2004 first quarter.

Total operating expenses increased for the 2004 first quarter compared to the 2003 first quarter. Selling expenses were $42,691 in the 2003 first quarter compared to $270,981 for the 2004 first quarter primarily due to our new marketing strategies and the related advertising costs and seminar expenses that are not present in the 2003 first quarter. Research and development expenses increased 35.7%, due to the addition of a new engineer. General and administrative expenses decreased 20.3% as a result of the Intellipay office lease expiration and other administrative cost savings. Depreciation and amortization decreased 40.8% due to the complete depreciation of several of our fixed assets in 2003. Compensation expense recorded in the 2003 first quarter was related to options previously granted to consultants for services. The compensation expense represents the fair market value of the options estimated on the date of grant.

Net other income for the 2003 and 2004 first quarters related primarily to interest income earned on certificates of deposit.

Total losses from disposal of discontinued operations in the 2003 first quarter included the results of operations for Logio, Inc., our former wholly-owned subsidiary. We sold Logio in July 2003.

As a result of the above we recorded net earnings of $20,867 for the 2003 first quarter compared to a net loss of $218,723 for the 2004 first quarter.

              Balance Sheet Information (Unaudited)
             ---------------------------------------

                                          December 31, 2003   March 31, 2004
                                          ------------------  ---------------
Cash and cash equivalents                 $         500,712   $      430,064

Total current assets                                596,630          544,429

Total assets                                      3,762,015        3,731,914

Total current liabilities                           687,646          876,268

Accumulated deficit                             (12,238,400)     (12,457,123)

Total stockholders deficit                $       3,074,369   $    2,855,646


Total assets include goodwill of $2,946,253 and our total current liabilities are discussed in more detail above. (See "Commitments and Contingent Liabilities").

Factors Affecting Future Performance

We are currently dependent on the efforts of our internal business development team and those of resellers, including our subsidiary, TradeWorks Marketing, and outsourced marketing alliances for our continuing growth. Many of our previously significant resellers have become inactive or dormant. We expect overall sales to remain down or flat during the 2004 second quarter due to inactive resellers, developing marketing activities and deferral of revenue. We are actively recruiting additional resellers and sales channels to replace inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees. We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

We have introduced our products and services to markets using aggressive marketing and sales methods. These include seminar sales and operating lease agreements with high credit risk customers. Regulation over these types of marketing and sales techniques are rigid and heavily enforced. We also enter into factoring arrangements with third party financing companies for the sale of our lease agreements for cash. We may encounter increased costs and other financial risks in order to obtain revenues and to collect on accounts, including the resulting high customer return rates and other collections factors from these markets.

We are dependent upon our own merchant accounts to accept payment for services from a large number of our customers. If we were to lose these merchant accounts, it would have an adverse affect on our ability to collect on sales, which would reduce our working capital, cash inflow and earnings, or increase losses.

Wide scale implementation of new technology or payment methods, such as stored-value cards, electronic cash equivalents or wireless communications and currency exchange, could force us to modify our payment services or software to remain competitive, and could potentially render one or more of our services or products obsolete

We currently are unable to satisfy certain of our obligations through our operating cash inflows. Our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

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

Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for network and Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. We are in the process of becoming compliant with and certified with Visa and MasterCard security programs. We expect to obtain such certification by September 2004. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

We depend upon our proprietary rights, none of which can be completely safeguarded against infringement or imitation. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We may unknowingly infringe upon the proprietary rights of others, thereby exposing us to significant liability and/or damages. To the extent we rely upon confidential information to maintain our competitive position, other parties may independently develop the same or similar information.

We are dependent upon key personnel who provide the development and maintenance of our software and services. We have not entered into employment agreements with these employees and these individuals could leave us at anytime.


ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and principal financial officer have concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 22, 2004, remain accurate.

                   PART II -- OTHER INFORMATION

ITEM 5: OTHER INFORMATION

On March 19, 2004 our Chief Financial Officer and Secretary/Treasurer, Thomas
R. Eldredge, resigned those positions to pursue other interests. We have appointed Brett Bell to serve as Secretary/Treasurer and Kenneth W. Bell, our CEO, is acting in the capacity of principal financial officer.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, <P>1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
     10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, file No. 0-26731, filed July 16, 1999)
21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
     21.1 for Form 10-QSB, filed November 13, 2003)

Reports on Form 8-K.

On February 17, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change in our independent auditor.



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PACIFIC WEBWORKS, INC.


                                    /s/ Christian R. Larsen
Date: May 12, 2004             By: _____________________________________
                                   Christian R. Larsen
                                   President and Director



                                   /s/ Kenneth W. Bell
Date: May 12, 2004            By: _____________________________________
                                  Kenneth W. Bell
                                  Chief Executive Officer
                                  Principal Financial Officer
                                  Director