Form 10QSB
period 2004-06-30
PACIFIC WEBWORKS INC
filed 2004-08-13
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

As of July 13, 2004 Pacific WebWorks, Inc. had a total of 24,587,622 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements................................................2

Item 2:  Management's Discussion and Analysis...............................14

Item 3:  Controls and Procedures............................................20

                    PART II: OTHER INFORMATION

Item 5:  Other Information..................................................21

Item 6:  Exhibits and Reports on Form 8-K...................................21

Signatures..................................................................22


                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and six month periods ended June 30, 2003 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                   December 31,    June 30,
                                                       2003         2004
                                                 -------------- -------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                      $     500,712  $    426,589
  Receivables
    Trade, less allowance for doubtful
     receivables of $72,000 in 2003 and
     $61,000 in 2004                                    29,649       106,053
  Prepaid expenses                                      66,269        50,604
                                                 -------------- -------------
     Total current assets                              596,630       583,246
                                                 -------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     98,152        79,379
RESTRICTED CASH                                         50,951        98,154
GOODWILL                                             2,946,253     2,946,253
OTHER ASSETS                                            70,029        56,957
                                                 -------------- -------------

                                                 $   3,762,015  $  3,763,989
                                                 ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $      52,538  $     97,722
  Accrued liabilities                                  194,233       186,897
  Deferred revenue                                     205,601       610,984
  Net current liabilities from
   discontinued operations                             235,274       235,274
                                                 -------------- -------------

    Total current liabilities                          687,646     1,130,878
                                                 -------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
     50,000,000; issued and outstanding
     24,587,622 in 2003 and 2004                        24,588        24,588
  Additional paid-in capital                        15,288,181    15,288,181

  Accumulated deficit                              (12,238,400)  (12,679,658)
                                                 -------------- -------------
    Total stockholders' equity                       3,074,369     2,633,112
                                                 -------------- -------------

                                                 $   3,762,015  $  3,763,989
                                                 ============== =============


   The accompanying notes are integral part of these statements


                 Pacific WebWorks, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                             Six months ended          Three months ended
                                                 June 30,                    June 30,
                                            2003          2004          2003          2004
                                       ------------- ------------ -------------- -------------
Revenues, net
  Software, access and license fees     $    55,288  $   247,456  $      23,428  $    150,576
  Hosting, gateway and maintenance fees     977,108      674,988        452,719       343,353
  Training and education                      1,425      310,872          1,425       225,637
  Merchant accounts, design and other        34,306      338,373         18,311       140,962
                                       ------------- ------------ -------------- -------------
                                          1,068,127    1,571,688        495,883       945,762

Cost of sales                               170,785      573,277         84,380       336,750
                                       ------------- ------------ -------------- -------------

    Gross profit                            897,342      998,411        411,503       609,012

Selling expenses                             88,919      766,931         46,228       495,950
Research and development                     75,074      116,550         34,965        62,116
General and administrative                  670,305      530,705        330,339       259,822
Depreciation and amortization                48,592       28,805         24,351        14,454
Compensation expense for options
 and warrants                                28,143            -          7,035             -
                                       ------------- ------------ -------------- -------------

    Total operating expenses                911,033    1,442,990        442,918       832,341
                                       ------------- ------------ -------------- -------------

    Net loss from operations                (13,691)    (444,579)       (31,415)     (223,329)
                                       ------------- ------------ -------------- -------------
Other income (expense)
  Interest income                             3,770        2,148          1,940           958
  Other income, net                           1,376        1,173           (407)         (164)
                                       ------------- ------------ -------------- -------------
    Total other income                        5,146        3,321          1,533           794
                                       ------------- ------------ -------------- -------------
    Net loss from continuing
    operations before income taxes          (8,545)    (441,258)       (29,882)      (222,535)

  Income taxes                                   -            -              -             -
                                       ------------- ------------ -------------- -------------
Net income (loss) from continuing
 operations                                  (8,545)    (441,258)       (29,882)     (222,535)

  Gain (loss) from operations
   (net of income tax)                            -            -              -             -
  Gain on disposal (net of income tax)      274,778            -        275,248             -
                                       ------------- ------------ -------------- -------------
  Total gain (loss) from
   discontinued operations                  274,778            -        275,248             -
                                       ------------- ------------ -------------- -------------

    NET EARNINGS (LOSS)                $    266,233  $  (441,258) $     245,366  $   (222,535)
                                       ============= ============ ============== =============
    Net income (loss) from
     continuing operations             $          -  $     (0.02) $           -  $      (0.01)
    Gain (loss) from
     discontinued operations                   0.01            -           0.01             -
                                       ------------- ------------ -------------- -------------
Net earnings (loss) per common share
  - basic and diluted                  $       0.01  $     (0.02) $        0.01  $      (0.01)
                                       ============= ============ ============== =============
Weighted-average number of shares
 outstanding - basic and diluted         23,359,473   24,587,622     23,359,473    24,587,622
                                       ============= ============ ============== =============

     The accompanying notes are an integral part of these statements.



                                    4

                 Pacific WebWorks, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                      For the
                                                                    six months
                                                                    ended June 30,
                                                                  2003         2004
                                                             ------------- ------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net income (loss)                                        $    266,233  $  (441,258)
    Less: Loss (gain) from discontinued operations
     (net of taxes)                                              (274,778)           -
                                                             ------------- ------------
      Loss from continuing operations                              (8,545)    (441,258)
    Adjustments to reconcile net loss
    to net cash used in operating activities
       Depreciation & amortization                                 48,592       28,805
       Issuance of  options and warrants for compensation          28,143            -
       Bad debt expense                                           243,116      153,965
       Loss on sale or abandonment of property and equipment            -            -
    Changes in assets and liabilities
       Receivables                                               (241,501)    (230,369)
       Prepaid expenses and other assets                           59,857       28,737
       Accounts payable and accrued liabilities                   (19,790)      37,849
       Deferred revenue                                           (11,449)     405,383
                                                             ------------- ------------
         Total adjustments                                        106,968      424,369

         Net cash provided by (used in) continuing
         operating activities                                      98,423      (16,889)
                                                             ------------- ------------
Cash flows from investing activities
  Purchases of property and equipment                             (14,199)     (10,032)
  Purchase of certificate of deposit                               (1,164)           -
  Cash on reserve with bank                                             -      (47,203)
  Proceeds from sale of discontinued operations                    50,000            -
                                                             ------------- ------------
         Net cash provided by (used in) investing activities       34,637      (57,235)
                                                             ------------- ------------
Cash flows from financing activities
  Payment on note payable to reseller                             (74,557)           -
                                                             ------------- ------------

         Net cash used in financing activities                    (74,557)           -
                                                             ------------- ------------
         Net cash provided by (used in) continuing operations      58,503      (74,123)
         Net cash used in discontinued operations                       -            -
                                                             ------------- ------------
         Net increase (decrease) in cash and cash equivalents      58,503      (74,123)

Cash and cash equivalents at beginning of period                  362,319      500,712
                                                             ------------- ------------

Cash and cash equivalents at end of period                   $    420,822  $   426,589
                                                             ============= ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                     $      1,076  $         -
  Cash paid for income taxes                                          500            -

Non-cash financing activities:
  Reseller note settlement                                   $     37,740  $         -


    The accompanying notes are any integral part of these statements.



             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engages in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
----------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2004. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., World Commerce Network, LLC, and Logio, Inc. through June 30, 2003 (Logio's disposal date was June 27, 2003). All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of Logio, Inc. (in 2003) and World Commerce Network, LLC have been discontinued.

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

                          June 30, 2004
                            (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Revenue Recognition - Continued
-------------------------------
The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and its revisions in SAB No. 104. SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions. The Company also follows American Institue of Certified Public Accountants Statement of Position ("SOP") 97-2, as amended by SOP 98-9. In the third quarter 2003, the company adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21").

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


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 3,455,460 related to employee options and 2,300,000 related to warrants were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2003 because their effects were anti-dilutive. Potentially issuable common shares totaling 4,507,302 related to employee options were excluded from the calculation of diluted loss per share for the three months and six months ended June 30, 2004 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004
                            (Unaudited)


NOTE 2 - OPERATING LEASE REVENUES

During second quarter 2004, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of June 30, 2004 are as follows:

                             Through
                             June 30,
                             ----------
                             2005           $ 84,170
                             2006             84,889
                             2007             47,660
                             Thereafter            -
                                            --------
                                            $216,719
                                            ========

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


NOTE 3 - STOCK-BASED COMPENSATION

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of June 30, 2004.

As of June 30, 2004, a total of 4,507,302 options were outstanding at exercise prices ranging from $0.14 to $2.00 per share were outstanding, and exercisable at prices ranging from $0.30 to $0.90 per share. As of June 30, 2004, a total of 3,502,302 options were exercisable at exercise prices ranging from $0.14 to $2.00 per share. Options expire through April 2011. All warrants issued previous to June 30, 1004 have expired through May 2004.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004
                            (Unaudited)

NOTE 3 - STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Plan - Continued
----------------------------------

amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.

For each option granted, the Company calculated the minimum fair value on the date of the grant using the using the Black-Scholes option-pricing model as prescribed by SFAS No. 123.

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:


                            Six Months Ended          Three Months Ended
                                June 30,                   June 30,
                      --------------------------- ---------------------------
                           2003          2004          2003          2004
                      ------------- ------------- ------------- -------------
Net income (loss),
as reported           $    266,233  $   (441,258) $    245,366  $   (222,535)

Deduct: Total
stock-based charges
determined under fair
value-based method        (289,947)     (156,820)     (144,973)      (78,410)
                      ------------- ------------- ------------- -------------
Pro forma net
earnings (loss)       $    (23,714) $   (598,078) $    100,393  $   (300,945)
                      ============= ============= ============= =============
Net earnings (loss)
per share - basic and
diluted, as reported  $       0.01  $      (0.02) $       0.01  $      (0.01)
                      ============= ============= ============= =============
Net earnings (loss)
per share - basic and
diluted, pro forma    $          -  $      (0.02) $          -  $      (0.01)
                      ============= ============= ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004
                            (Unaudited)

NOTE 4 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2003 and June 30, 2004:

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
                                                  =============

The gain on disposal of discontinued operations in 2003 includes the results of operations for Logio, Inc. and the ultimate sale. Logio, Inc. was sold in June 2003.

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

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at June 30, 2004 and December 31, 2003 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

                          June 30, 2004
                           (Unaudited)

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

As of June 30, 2004, Intellipay, Inc. has recorded an accrued liability of approximately $87,000 related to the months of office lease under default, less months re-leased by the property manager to others, including all interest and late fees.

Other matters
-------------
The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Six months ended      Pacific                 Trade-  Fund-  Discontinued
June 30, 2003(a)      WebWorks    Intellipay  Works   Works  Operations(b),(c)
-----------------     ----------- ----------  ------- ------ -----------------

Revenues, net         $  757,043  $ 311,084   $    -  $   -  $        -

Income (loss) from
continuing operations    (26,524)    17,979        -      -           -

Gain from sale of
discontinued
operations               274,778          -        -      -           -

Net earnings          $  248,254  $  17,979   $    -  $   -  $        -
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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004
                           (Unaudited)


NOTE 6 - SEGMENT REPORTING -CONTINUED

Three months ended    Pacific                 Trade-  Fund-  Discontinued
June 30, 2003(a)      WebWorks    Intellipay  Works   Works  Operations(b),(c)
--------------------  ----------- ----------  ------- ------ ----------------

Revenues, net         $  355,853  $ 140,030   $    -  $   -  $          -

Income (loss) from
continuing operations    (23,233)     6,649        -      -             -

Gain from sale of
discontinued
operations               275,248          -        -      -             -


Net income (loss)     $  252,015  $  (6,649)  $    -  $   -  $          -

___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. a non-operating, discontinued subsidiary.
(c) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.


Six months ended    Pacific                Trade-     Fund-     Discontinued
June 30, 2004(a)    WebWorks   Intellipay  Works      Works     Operations(b)
------------------  ---------- ----------  ---------- --------- -------------
Revenues, net       $ 487,497  $ 236,198   $ 827,131  $ 20,862  $        -

Income (loss)
from continuing
operations            (98,172)    45,589    (390,614)   (1,262)          -

Gain (loss) from
discontinued
operations                  -          -           -         -           -

Net income (loss)   $ (95,785) $  45,557   $(389,770) $ (1,262) $        -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004
                           (Unaudited)

NOTE 6 - SEGMENT REPORTING - CONTINUED

Three months ended  Pacific                Trade-     Fund-     Discontinued
June 30, 2004(a)    WebWorks   Intellipay  Works      Works     Operations(b)
------------------  ---------- ----------  ---------- --------- -------------
Revenues, net       $ 240,509  $ 118,772   $ 574,071  $ 12,410  $        -

Income (loss)
from continuing
operations            (64,828)    16,343    (176,656)    1,812           -

Gain (loss) from
discontinued
operations                  -          -           -         -           -

Net income (loss)   $ (64,848) $  16,311   $(175,812) $  1,812   $       -

____________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

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

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

The company consists of the operations of Pacific WebWorks and its three operating subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc. and FundWorks, Inc.

Pacific WebWorks, Inc.
---------------------

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turn-key applications allowing small- to medium-sized businesses to expand their business over the Internet. Our product family provides tools for web site creation, management and maintenance; electronic business storefront hosting and Internet payment systems for the small- to medium-sized business and organization.

Even though small businesses, including small office/home office, typically understand how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically using the Internet. Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools software, the Intellipay payment systems, education and hosting services.

Intellipay, Inc.
----------------

Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes. We refer to its products and services as the Intellipay payment system. TradeWorks Marketing mass markets our products and services. FundWorks provides operating lease arrangements for certain TradeWorks' customers. We also have a non-operating, discontinued operation, World Commerce Network, LLC.

In June 2004 our wholly owned subsidiary Intellipay, Inc. introduced its new Intellipay Wireless Terminal product, which turns a Nextel Wireless phone into a "mobile swipe" point of sale device enabling the user to accept credit cards at remote locations everywhere. ( See Part II, Item 5, for more details).

We also continued to introduce our Intellipay's Desktop Terminal product, which is a merchant payment acceptance product, to new and expanded markets.

TradeWorks Marketing, Inc. and FundWorks, Inc.
----------------------------------------------

Our TradeWorks Marketing subsidiary mass markets Pacific WebWorks and Intellipay products. TradeWorks recorded record growth in the 2004 second quarter, contributing to a near doubling of overall revenues for the period company wide when compared to the same period in 2003. FundWorks provides operating lease arrangements for certain TradeWorks customers.

During the past year management has focused on the expansion of our marketing and distribution channels, which, while often costly, are believed to be the most effective solution to declining sales. Management has continued the process of diversifying our marketing and distribution strategy between several of our product offerings and we are confident in the future success of these plans.

Factors affecting company performance include the potential variability of our seminar marketing results, and increased competition in both the website services and the financial transaction processing industries, which are our primary areas of focus.

Our primary challenges include keeping up with the market in our technology offerings and finding new and better distribution channels for our products.

Pacific WebWorks and IntelliPay have a great potential in the marketplace. However, hurdles exist, such as identifying and implementing effective product distribution channels, economic changes generally, gaining marketplace acceptance and addressing shifting public attitudes for technology products that could pose a threat to our success. We also operate in a highly regulated environment. If we experience any enforcement action related to our marketing methods or our responsibility to public investors, then our financial condition or operating performance could be negatively affected.

Liquidity and Capital Resources

Our monthly cash outflows are primarily related to our marketing and operating expenses and our cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales. We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are dependent on the efforts of our resellers, independent sales representatives and our in-house sales personnel to increase our revenues, while continually controlling expenses.

As of June 30, 2004 we had $426,589 cash and cash equivalents and $98,159 in restricted cash, but had negative working capital of $547,632, Accordingly, we are unable to satisfy our total current liabilities, including those of our discontinued operations, with our current assets and must continue to negotiate favorable settlements for certain of these liabilities. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows.

As noted above, we rely on the cash inflows from our sales efforts to fund our continuing operations. Net cash used in continuing operating activities was $16,889 for the six month period ended June 30, 2004 (the "2004 six month period") compared to net cash provided by continuing operations of $98,423 for the six month period ended June 30, 2003 (the "2003 six month period"). The net cash outflow in operations is primarily due to increased advertising expense and commissions paid to obtain revenues for our services and the related timing differences.

Net cash provided by investing activities for the 2003 six month period was $34,637 compared to net cash used in investing activities of $57,235 for the 2004 six month period. Investing activities for the 2003 six month period consisted primarily of the purchase of property and equipment and a certificate of deposit, which were offset by proceeds from the sale of discontinued operations related to Logio, Inc. Investing activities for the 2004 six month period were primarily related to purchases of property and equipment and cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

Financing - We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we have. We believe that we may need an additional $1 million during the next twelve months to continue to keep up with technological improvements and further our business development strategies. We believe this additional funding may be obtained through additional capital offerings or debt arrangements.

Net cash used in financing activities for the 2003 six month period was $74,557 and related to a payment on a note payable to our largest reseller. We did not participate in any financing activities for the 2004 six month period.

Capital offerings will likely involve private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, we might be forced to delay or abandon some or all of our product development, marketing or business plans and growth could be slowed, which may result in declines in our operating results and common stock market price.

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,000 per month. We also have an accrued liability related to Intellipay's operating lease which is in default. As of June 30, 2004 we have an accrued liability of approximately $87,000 related to the Intellipay lease default, less time that the property was leased by the property manager to a third party.

Our total current liabilities at June 30, 2004 were comprised of accounts payable, accrued liabilities, deferred revenues and net current liabilities from discontinued operations. Accounts payable totaled $97,722 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $186,897 were primarily the result of payroll liabilities, contingent reseller commissions, estimated refunds and factoring obligations, and the operating lease default for the Intellipay office space. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $610,984 as of June 30, 2004. Current liabilities from discontinued operations were $235,274 and are discussed in more detail below.

Liabilities for Discontinued Operations - The operations of World Commerce Network, LLC, our subsidiary, have ceased and been discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of June 30, 2004 World Commerce Network's accrued liabilities included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation, approximately $11,000 for estimated customer refunds, and approximately $65,000 for an alleged default of an application for credit and personal guaranty made by a former officer of Pacific WebWorks. Payables past due of $64,000 remain outstanding to various vendors of World Commerce Network as of June 30, 2004. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.

Operating Lease Revenues - Certain customers of TradeWorks Marketing, Inc., our subsidiary, entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks, Inc., our subsidiary. The customers pay $59.95 per month for the operating lease agreement and the agreements have a term of 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of June 30, 2004 are $84,170 through June 30, 2005, $84,889 through June 30, 2006 and
$47,660 through June 30, 2007. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $171,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $426,589 at June 30, 2004. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and World Commerce Network for the 2004 second quarter, whereas the second quarter of 2003 includes the consolidated financial statements of Pacific WebWorks, Intellipay, World Commerce Network and Logio, Inc. through June 30, 2003. The following charts are a summary of our financial statements for the three and six month periods ended June 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

Comparison of 2003 and 2004 Second Quarter Operations (Unaudited)
-----------------------------------------------------------------

                       Six months    Six months    Three months  Three months
                       ended         ended         ended         ended
                       June 30, 2003 June 30, 2004 June 30, 2003 June 30, 2004
                       ------------- ------------- ------------- -------------
Revenues, net          $  1,068,127  $  1,571,688  $    495,883  $    945,762

Cost of sales               170,785       573,277        84,380       336,750

Gross profit                897,342       998,411       411,503       609,012

Total operating
 expenses                   911,033     1,442,990       442,918       832,341

Net income (loss)
 from operations            (13,691)     (444,579)      (31,415)     (223,329)

Other income and
 (expense)                    5,146         3,321         1,533           794

Net income (loss)            (8,545)     (441,258)      (29,882)     (222,535)
from continuing
operations

Total income (loss)         274,778             -       275,248             -
on discontinued
operations

Net earnings (loss)         266,233      (441,258)      245,366      (222,535)

Net earnings (loss)
per share              $       0.01  $      (0.02) $       0.01  $      (0.01)


In general, we recognize revenue related to access and license set-up fees, monthly hosting, payment services, merchant account referral, transaction fees, and training and design services when:
(i)   persuasive evidence of an arrangement exists,
(ii)  delivery has occurred or services have been rendered,
(iii) the fee is fixed or determinable, and
(iv)  collectibility is reasonably assured.

Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned as services are performed. Operating lease revenues for merchant accounts and software are recorded as they become due from customers. Training and design revenues are recognized as the related services are performed or made available to customers. However, advance payments and up-front fees from customers are recorded on the balance sheets as deferred revenues when collected. Deferred revenues are recognized over the period services are performed, which is generally one year. Fees for the set up of merchant accounts are deferred and recognized as services are completed by a third party, which is generally two months. The requirement to defer recognition of these revenues has a substantial negative effect on our current reported net earnings as advertising and commission expenses continue to rise.

Net revenues from sales of our products and services increased 47.1% for the 2004 six month period compared to the 2003 six month period primarily due to our efforts in our marketing workshops held across the country. Sales of our products and services increased 90.7% for the three month period ended June 30, 2004 ("2004 second quarter") compared to the three month period ended June 30, 2003 ("2003 second quarter"). New marketing plans and strategies implemented in the last quarter of 2003 and continuing through the 2004 second quarter resulted in deferral of certain revenues until the earnings process is complete.

Software, access and license fees, training and education revenues, and merchant account revenues increased in the 2004 periods compared to the 2003 periods as a result of our seminar marketing activities which commenced in August of 2003. However, hosting, gateway and maintenance fees continued to decline for the 2004 periods compared to the 2003 six month periods. The decline is a result of a steady attrition of our monthly hosting and payment processing service portfolios. We recognize hosting, gateway and transaction service revenues in the period in which fees are fixed or determinable and the related products or services are provided to the user. While new customers have been added from our new marketing strategies, attrition continues to grow at a higher rate.

Cost of sales increased significantly in the 2004 periods compared to the 2003 periods. The increase in cost of sales for the 2004 six month period was primarily related to our new marketing strategy and the related increases in commissions to our outsourced sales alliance and other reseller fees. Despite the increase in cost of sales for the 2004 periods, gross profit increased 11.3% from the 2003 six month period compared to the 2004 six month period and gross profit increased 48.0% from the 2003 second quarter compared to the 2004 second quarter.

Total operating expenses increased for the 2004 periods compared to the 2003 periods. Selling expenses increased significantly for the 2004 periods primarily due to our new marketing strategies and the related advertising costs and seminar expenses that are not present in the 2003 periods. Research and development expenses increased due to the addition of a new engineer mid year 2003. However, general and administrative expenses decreased as a result of the Intellipay office lease expiration and other administrative cost savings. Depreciation and amortization also decreased due to the complete depreciation of several of our fixed assets in 2003. Compensation expense recorded in the 2003 six month period was related to options previously granted to consultants for services. The compensation expense represents the fair market value of the options estimated on the date of grant.

Net other income for the 2003 and 2004 six month periods was related primarily to interest income earned on certificates of deposit.

Net gains from disposal of discontinued operations in the 2003 were primarily the result of the sale of Logio, Inc., our former wholly-owned subsidiary, in June 2003.

As a result of the above, we recorded net earnings for the 2003 periods and net losses for the 2004 periods. Net earnings per share were $0.01 for the 2003 periods compared to a net loss per share of $0.02 for the 2004 six month period and a net loss per share of $0.01 for the 2004 second quarter.

              Balance Sheet Information (Unaudited)
              -------------------------------------

                                        December 31, 2003   June 30, 2004
                                        -----------------   ---------------
Cash and cash equivalents               $        500,712    $      426,589

Total current assets                             596,630           583,246

Total assets                                   3,762,015         3,763,989

Total current liabilities                        687,646         1,130,878

Accumulated deficit                          (12,238,400)      (12,679,658)

Total stockholders equity               $      3,074,369    $    2,633,112


Our total current assets remained relatively flat at June 30, 2004. Out total assets included property and equipment of $79,379, restricted cash of $98,154 (which consists of monies due for credit card sales transacted near the end of the quarter that had not been posted to our cash accounts), goodwill of $2,946,253 and other assets of $56,957. Our total current liabilities increased primarily due to an increase in deferred revenue to a total of $610,984 as of June 30, 2004.

Factors Affecting Future Performance

We are currently dependent on the efforts of our internal business development team and those of resellers, including our subsidiary, TradeWorks Marketing, and outsourced marketing alliances for our continuing growth. Many of our previously significant resellers have become inactive or dormant. We expect overall sales to remain constant for the next six months due to developing marketing activities and deferral of revenue. We are actively recruiting additional resellers and sales channels to replace inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees. We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

We have introduced our products and services to markets using aggressive marketing and sales methods. These include seminar sales and operating lease agreements with high credit risk customers. Regulation over these types of marketing and sales techniques are rigid and heavily enforced. We also enter into factoring arrangements with third party financing companies for the sale of our lease agreements for cash. We may encounter increased costs and may be exposed to other financial risks in order to obtain revenues and to collect on accounts, including the resulting high customer return rates and other collections factors from these markets.

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

Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for network and Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. We are in the process of becoming compliant with and certified by Visa and MasterCard security programs. We expect to obtain such certification by September 2004. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

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

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures, as defined by the Securities and Exchange Act of 1934, and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 22, 2004, remain accurate.

                   PART II - OTHER INFORMATION

ITEM 5: OTHER INFORMATION

In June 2004 our wholly-owned subsidiary Intellipay, Inc. introduced its new Intellipay Wireless Terminal product. This application turns a Nextel Wireless phone into a "mobile swipe" point of sale device enabling the user to accept credit cards at remote locations everywhere. We intend to expand our capabilities to enable processing over additional networks and products, including AT&T, Verizon and Nokia products, Palm Pilots and other PDA's.

On April 14, 2004 our board of directors appointed Kenneth W. Bell as Chairman of the Board and Robert Brett Bell as Secretary of the company. On July 15, 2004 our board of directors appointed Kenneth W. Bell to serve in the capacity of Treasurer.

Mr. Brett Bell is 28 years old and has been employed as a controller for Pacific WebWorks since 2001. Prior to becoming controller for Pacific WebWorks, he held positions in Investor Relations and Accounting with Logio, Inc. from 1998 to 2001. He studied Economics and Finance at the University of Utah. He is the son of Kenneth W. Bell.

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


                                     PACIFIC WEBWORKS, INC.


                                       /S/ Christian R. Larsen
Date: August 12, 2004            By: _____________________________________
                                     Christian R. Larsen
                                     President and Director

                                      /s/ Kenneth W. Bell
Date: August 12, 2004            By: _____________________________________
                                     Kenneth W. Bell
                                     Chief Executive Officer, Treasurer,
                                     Principal Financial Officer, and
                                     Chairman of the Board

                                      /s/ R. Brett Bell
Date: August 12, 2004            By: _____________________________________
                                     R. Brett Bell
                                     Secretary and Controller