Form 10QSB
period 2004-09-30
PACIFIC WEBWORKS INC
filed 2004-11-12
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X ]  No  [ ]

As of October 20, 2004 Pacific WebWorks, Inc. had a total of 24,887,622 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................2

Item 2:  Management's Discussion and Analysis............................14

Item 3:  Controls and Procedures.........................................20

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....20

Item 6:  Exhibits .......................................................21

Signatures................................................................21




                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and nine month periods ended September 30, 2003 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS



                              ASSETS

                                                  December 31, September 30,
                                                      2003         2004
                                                 ------------- -------------
                                                                (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                      $    500,712  $    250,761
  Receivables
     Trade, less allowance for doubtful
       receivables of $72,000 in 2003
       and $123,000 in 2004                            29,649       169,243
  Prepaid expenses                                     66,269       114,368
                                                 ------------- -------------

     Total current assets                             596,630       534,372
                                                 ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                    98,152        79,026
RESTRICTED CASH                                        50,951       121,583
GOODWILL                                            2,946,253     2,946,253
OTHER ASSETS                                           70,029        32,178
                                                 ------------- -------------

                                                 $  3,762,015  $  3,713,412
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     52,538       138,703
  Accrued liabilities                                 194,233       163,464
  Deferred revenue                                    205,601       688,046
  Net current liabilities from
   discontinued operations                            235,274       235,274
                                                 ------------- -------------

     Total current liabilities                        687,646     1,225,487
                                                 ------------- -------------

STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; shares issued and outstanding
    24,587,622 in 2003 and 24,887,622 in 2004          24,588        24,888
  Additional paid-in capital                       15,288,181    15,314,881
  Accumulated deficit                             (12,238,400)  (12,851,845)
                                                 ------------- -------------

     Total stockholders' equity                     3,074,369     2,487,925
                                                 ------------- -------------


                                                 $  3,762,015  $  3,713,412
                                                 ============= =============



 The accompanying notes are an integral part of these statements.





                     Pacific WebWorks, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Nine Months Ended          Three Months Ended
                                               September 30,                September 30,
                                             2003          2004          2003         2004
                                        ------------- ------------- ------------- -------------

Revenues, net
  Software, access and license fees     $     90,379  $    448,403  $     33,979  $    200,948
  Hosting, gateway and maintenance fees    1,342,504     1,043,132       365,396       368,144
  Training and education                      25,805       506,606        24,398       195,734
  Merchant accounts, design and other         80,663       573,024        47,451       234,651
                                        ------------- ------------- ------------- -------------
                                           1,539,351     2,571,165       471,224       999,477

Cost of sales                                285,070       883,809       114,285       310,532
                                        ------------- ------------- ------------- -------------

    Gross profit                           1,254,281     1,687,356       356,939       688,945

Selling expenses                             303,956     1,211,715       215,037       444,785
Research and development                     112,366       174,542        37,292        57,992
General and administrative                   928,191       875,855       257,887       345,150
Depreciation and amortization                 71,340        41,398        22,748        12,593
Compensation expense for options
 and warrants                                 28,144             -             -             -
                                        ------------- ------------- ------------- -------------

    Total operating expenses               1,443,997     2,303,510       532,964       860,520
                                        ------------- ------------- ------------- -------------

    Net loss from operations                (189,717)     (616,154)     (176,026)     (171,575)
                                        ------------- ------------- ------------- -------------
Other income (expense)
  Interest income                              6,402         2,700         2,632           552
  Other income, net                             (802)            9        (2,178)       (1,164)
                                        ------------- ------------- ------------- -------------
                                               5,600         2,709           454          (612)
                                        ------------- ------------- ------------- -------------
    Net loss from continuing operations
      before income taxes                   (184,117)     (613,445)     (175,572)     (172,187)

Income Taxes                                       -             -             -             -
                                        ------------- ------------- ------------- -------------
     Net income (loss) from
      continuing operations                   (8,545)     (613,445)     (175,572)     (172,187)

Discontinued operations
  Gain (loss) from operations
   (net of income tax)                             -             -             -             -
  Gain on disposal (net of income tax)       274,778             -             -             -
                                        ------------- ------------- ------------- -------------
     Total gain (loss) from
       discontinued operations               274,778             -             -             -
                                        ------------- ------------- ------------- -------------

    NET EARNINGS (LOSS)                 $     90,661  $   (613,445) $   (175,572) $   (172,187)
                                        ============= ============= ============= =============
Net earnings (loss) per common
share  - basic and diluted
  Net income (loss) from continuing
   operations                           $      (0.01) $      (0.02) $      (0.01) $      (0.01)
  Gain (loss) from discontinued
   operations                                   0.01             -             -             -
                                        ------------- ------------- ------------- -------------
    Net earnings (loss)                 $          -   $     (0.02) $      (0.01) $      (0.01)
                                        ============= ============= ============= =============

Weighted-average number of shares
outstanding
  Basic                                   23,692,806    24,620,955    24,359,473    24,687,622
  Diluted                                 23,972,806    24,620,955    24,359,473    24,687,622



         The accompanying notes are an integral part of these statements.




                     Pacific WebWorks, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the
                                                                         Nine Months
                                                                      Ended September 30,
                                                                        2003         2004
                                                                  ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net earnings (loss)                                             $     90,661  $   (613,445)
  Less: Gain from discontinued operations (net of taxes)              (274,778)            -
                                                                  ------------- -------------
     Loss from continuing operations                                  (184,117)     (613,445)
  Adjustments to reconcile net loss to net cash used
   in operating activities
     Depreciation & amortization                                        71,340        41,398

     Issuance of options and warrants for compensation                  28,144             -
     Bad debt expense                                                  306,059       320,965
  Changes in assets and liabilities
     Receivables                                                      (352,181)     (460,559)
     Prepaid expenses and other assets                                 (40,610)       16,752
     Accounts payable and accrued liabilities                          150,463        55,396
     Deferred revenue                                                  113,229       482,445
                                                                  ------------- -------------

       Total adjustments                                               276,444       456,398

       Net cash provided by (used in) continuing
       operating activities                                             92,327      (157,047)
                                                                  ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                                  (17,094)      (22,271)
  Purchase of certificate of deposit                                   101,536             -
  Proceeds from sale of discontinued operations                         50,000             -
  Cash on reserve with bank                                                  -       (70,632)
                                                                  ------------- -------------

       Net cash provided by (used in) investing activities             134,442       (92,903)
                                                                  ------------- -------------
Cash flows from financing activities
  Proceeds from exercise of warrants                                    50,000             -
  Payment on note payable to reseller                                  (74,557)            -
                                                                  ------------- -------------

       Net cash used in financing activities                           (24,557)            -
                                                                  ------------- -------------

       Net cash provided by (used in) continuing operations            202,212      (249,951)
       Net cash used in discontinued operations                              -             -
                                                                  ------------- -------------

       Net increase (decrease) in cash and cash equivalents            202,212      (249,951)

Cash and cash equivalents at beginning of period                       362,319       500,712
                                                                  ------------- -------------

Cash and cash equivalents at end of period                        $    564,531  $    250,761
                                                                  ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $      1,076  $          -
  Cash paid for income taxes                                               500             -
Non-cash financing activities:
  Reseller note settlement                                        $     37,740  $          -



         The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engages in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2004. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., World Commerce Network, LLC, and Logio, Inc. through September 30, 2003 (Logio's disposal date was June 27,
2003). All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of Logio, Inc. (in 2003) and World Commerce Network, LLC have been discontinued.

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

                        September 30, 2004
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Revenue Recognition
-------------------
The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and its revisions in SAB No. 104. SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions. The Company also follows American Institue of Certified Public Accountants Statement of Position ("SOP") 97-2, as amended by SOP 98-9. The company also applies EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21").

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

Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 3,121,515 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2003 because their effects were anti-dilutive. Potentially issuable common shares totaling 3,401,515 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share for the three months ended September 30, 2003 because their effects were anti-dilutive. Potentially issuable common shares totaling 4,084,424 related to employee options were excluded from the calculation of diluted loss per share for the three months and six months ended September 30, 2004 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004
                            (Unaudited)


NOTE 2 - OPERATING LEASE REVENUES

During the nine months and third quarter ended September 30, 2004, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of September 30, 2004 are as follows:

                     Through
                   September 30,
                   -------------
                    2005                $   150,355
                    2006                    149,954
                    2007                     78,834
                    Thereafter                    -
                                        ------------
                                        $   379,143
                                        ============

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk. TradeWorks also enters into factoring arrangements for the sale of certain lease packages on sales of e-commerce software and merchant accounts to an outside leasing company with recourse. Estimated recourse amounts are reduced from the amount funded to the company and netted against sales for reporting purposes as they are not considered realizable.


NOTE 3 - STOCK-BASED COMPENSATION

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of September 30, 2004.

As of September 30, 2004, a total of 4,084,424 options were outstanding at exercise prices ranging from $0.14 to $2.00 per share. As of September 30, 2004, a total of 3,703,174 options were exercisable at exercise prices ranging from $0.14 to $2.00 per share. Options expire through April 2011.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004
                           (Unaudited)


NOTE 3 - STOCK-BASED COMPENSATION (CONTINUED)

Equity Incentive Plan - Continued
---------------------------------
The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as amended by SFAS
No. 148, Accounting for Stock-Based Compensation   Transition and Disclosure,
an amendment of FASB Statement No. 123.
For each option granted, the Company calculated the minimum fair value on the date of the grant using the using the Black-Scholes option-pricing model as prescribed by SFAS No. 123.

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:




                               Nine Months Ended        Three Months Ended
                                 September 30,             September 30,
                           ------------------------- -------------------------
                               2003       2004           2003        2004
                           ------------ ------------ ------------ ------------
Net income (loss), as
reported                   $    90,661  $  (613,445) $   535,252  $  (172,187)

 Deduct: Total stock-based
 charges determined under
 fair value-based method      (434,920)    (235,230)    (139,934)     (78,410)
                           ------------ ------------ ------------ ------------
Pro forma net earnings
(loss)                     $  (344,259) $  (848,675) $   359,318  $  (250,597)
                           ============ ============ ============ ============
Net earnings (loss) per
share - basic and diluted,
as reported                $         -  $     (0.02) $      0.02  $     (0.01)
                           ============ ============ ============ ============
Net earnings (loss) per
share basic and diluted,
pro forma                  $     (0.01) $     (0.03) $      0.02  $     (0.01)
                           ============ ============ ============ ============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004
                           (Unaudited)

NOTE 4 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2003 and September 30, 2004:


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

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at September 30, 2004 and December 31, 2003 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

                        September 30, 2004
                           (Unaudited)

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

As of September 30, 2004, Intellipay, Inc. has recorded an accrued liability of approximately $89,000 related to the months of office lease under default, less months re-leased by the property manager to others, including all interest and late fees.

Other matters
-------------
The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:


Nine months ended     Pacific                 Trade-    Fund- Discontinued
September 30, 2003(a) WebWorks    Intellipay  Works     Works Operations(b)(c)
--------------------  ----------- ----------  --------- ----- ---------------

Revenues, net         $1,028,770  $ 439,262  $  71,319  $   -  $          -

Income (loss) from
continuing operations    (55,193)    42,765   (177,291)     -             -

Gain from sale of
discontinued
operations               274,778          -          -      -             -

Net earnings          $  223,019  $  44,933  $(177,291) $   -  $          -
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


             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004
                           (Unaudited)


NOTE 6 - SEGMENT REPORTING -CONTINUED

Three months ended    Pacific                 Trade-     Fund-    Discontinued
September 30, 2003(a) WebWorks    Intellipay  Works      Works    Operations(b)(c)
--------------------  ----------- ----------  ---------- -------- ----------------

Revenues, net         $  271,727  $ 128,178   $  71,319  $     -  $          -

Income (loss) from
continuing operations    (28,669)   (24,786)   (177,291)       -             -

Net income (loss)     $  (25,535) $  26,954   $(177,291) $     -  $          -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. a non-operating, discontinued subsidiary.
(c) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.



Nine months ended     Pacific                 Trade-      Fund-    Discontinued
September 30, 2004(a) WebWorks    Intellipay  Works       Works    Operations(b)
--------------------  ----------- ----------  ----------- -------- ----------------
Revenues, net         $  779,445  $ 356,412   $1,370,753  $64,555  $            -

Income (loss) from
continuing operations   (143,952)    55,409     (528,873)   1,262               -

Net income (loss)     $ (141,868) $  55,100   $ (528,125) $ 1,262               -

___________________________________________________

(a)Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b)Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.



                                   12

                Pacific WebWorks, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004
                              (Unaudited)

NOTE 6 - SEGMENT REPORTING - CONTINUED


Three months ended    Pacific                 Trade-     Fund-    Discontinued
September 30, 2004(a) WebWorks    Intellipay  Works      Works    Operations(b)
--------------------  ----------- ----------  ---------- -------- ----------------

Revenues, net         $  291,948  $ 120,214   $ 543,622  $43,693  $           -

Income (loss) from
continuing operations    (45,780)     9,940    (138,259)   2,524              -

Net income (loss)     $  (46,083) $   9,727   $(138,355) $ 2,524  $           -
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

NOTE 8 - SUBSEQUENT EVENT

On October 20, 2004, the Company's board of directors approved the grant of 1,685,000 options to employees. Each of the options represents the issuance of one share of the Company's common stock upon exercise and options were granted at the fair market value on the date of grant. The options vest 50% on April 20, 2005 and 50% on October 20, 2005 and expire on October 20, 2009.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

The company consists of the operations of Pacific WebWorks and its three operating subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc. and FundWorks, Inc. We also have a non-operating, discontinued operation, World Commerce Network, LLC.

Pacific WebWorks, Inc. - Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turn-key applications allowing small- to medium-sized businesses to expand their business over the Internet. Our product family provides tools for web site creation, management and maintenance; electronic business storefront hosting and Internet payment systems for the small- to medium-sized business and organization.

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

Intellipay, Inc. - Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes. We refer to its products and services as the Intellipay gateway. During the 2004 third quarter, Intellipay completed a major initiative relating to the Visa Cardholder Information Security Program (the "CISP"). Working closely with Ambiron, LLC, out of Chicago, Illinois, a Visa approved security audit firm, Intellipay successfully completed the requirements for, and the submission of, the required documentation to become a CISP approved payment gateway under the Visa CISP standards. We anticipate formal approval by Visa during the 2004 fourth quarter. Intellipay also completed the requirements necessary to become compliant with the MasterCard Site Data Protection program.

TradeWorks Marketing, Inc. and FundWorks, Inc. - Our TradeWorks Marketing subsidiary mass markets Pacific WebWorks and Intellipay products. FundWorks provides operating lease arrangements for certain TradeWorks customers. TradeWorks conducts educational/sales events related to our technologies throughout the United States. Largely as a result of these events our consolidated revenues for the 2004 third quarter more than doubled compared to the 2003 third quarter.

Continued expansion of new and better methods of product distribution continues to be our greatest challenge. Progress is being made in this area as we add new resellers, primarily in our Intellipay subsidiary. In addition, factors affecting company performance include keeping up with market advances in technology, the potential variability of our seminar marketing results, and increased competition in both the website services and the financial transaction processing industries, which are our primary areas of focus.

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

Liquidity and Capital Resources

Our monthly cash outflows are primarily related to our marketing and operating expenses and these cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales. We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are dependent on the efforts of our resellers, independent sales representatives and our in-house sales personnel to increase our revenues, while we continue to work to control expenses.

As of September 30, 2004 we had negative working capital of $691,115. Accordingly, we are unable to satisfy our total current liabilities, including those of our discontinued operations, with our current assets and must continue to negotiate favorable settlements for certain of these liabilities. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows. It should be noted that the majority of our current liabilities are made up of deferred revenues which will be recognized over the next 12 months and do not require a specific cash outlay but only that we remain a going concern.

As noted above, we rely on the cash inflows from our sales efforts to fund our continuing operations. Net cash provided by continuing operations was $92,327 for the nine month period ended September 30, 2003 (the "2003 nine month period") compared to net cash used in continuing operating activities of $157,047 for the nine month period ended September 30, 2004 (the "2004 nine month period"). The net cash provided by operations for the 2003 nine month period was primarily the result of the sale of our subsidiary, Logio, Inc., in September 2003. The net cash outflow in operations for the 2004 nine month period was primarily due to increased advertising expense and commissions paid to obtain revenues for our products and services and the related timing differences in recognition of those deferred revenues.

Net cash provided by investing activities was $134,442 for the 2003 nine month period compared to net cash used by investing activities for the 2004 nine month period of $92,903. Investing activities for the 2003 nine month period consisted primarily of the purchase of property and equipment and our cash reserve with a bank. Investing activities for the 2004 nine month period were primarily related to purchases of property and equipment and cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

Financing - We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we have. We believe that we may need an additional $1 to $2 million during the next twelve months to continue to keep up with technological improvements and further our business development strategies. We believe this additional funding may be obtained through additional debt arrangements or capital offerings. However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans and growth could be slowed, which may result in declines in our operating results and common stock market price.

Net cash used in financing activities for the 2003 nine month period was $24,557 and was primarily related to a payment on a note payable to our largest reseller. We did not participate in any financing activities for the 2004 nine month period.

If we rely on capital offerings for funding, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,000 per month. We also have an accrued liability related to Intellipay's operating lease which is in default. As of September 30, 2004 we have an accrued liability of approximately $89,000 related to the Intellipay lease default, less time that the property was leased by the property manager to a third party.

Our total current liabilities at September 30, 2004 were comprised of accounts payable, accrued liabilities, deferred revenue and net current liabilities from discontinued operations. Accounts payable totaled $138,703 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $163,464 were primarily the result of payroll liabilities, contingent reseller commissions, estimated refunds and factoring obligations, and the operating lease default for the Intellipay office space. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $688,046 as of September 30, 2004. Current liabilities from discontinued operations were $235,274 and are discussed in more detail below.

Liabilities for Discontinued Operations - The operations of World Commerce Network, LLC, our subsidiary, have ceased and been discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of September 30, 2004 World Commerce Network's accrued liabilities included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation, approximately $11,000 for estimated customer refunds, and approximately $65,000 plus interest for an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. Payables past due of approximately $64,000 remain outstanding to various vendors of World Commerce Network as of September 30, 2004. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.

Operating Lease Revenues - Certain customers of TradeWorks Marketing, Inc., our subsidiary, entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks, Inc., our subsidiary. The customers pay $59.95 per month for the operating lease agreement and the agreements have a term of 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of September 30, 2004 are $150,355 through September 30, 2005, $149,954 through September 30, 2006 and $78,834 through September 30, 2007. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $171,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $250,761 at September 30, 2004. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks, and World Commerce Network for the 2004 third quarter, whereas the third quarter of 2003 includes the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, World Commerce Network, and Logio, Inc. through September 30, 2003. The following charts are a summary of our financial statements for the three and nine month periods ended September 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

 Comparison of 2003 and 2004 Third Quarter Operations (Unaudited)
-----------------------------------------------------------------

                 Nine months    Nine months     Three months    Three months
                 ended          ended           ended           ended
                 Sept. 30,2003  Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004
                 -------------- --------------- --------------- --------------

Revenues, net    $   1,539,351  $    2,571,165  $      471,224  $     999,477

Cost of sales          285,070         883,809         114,285        310,532

Gross profit         1,254,281       1,687,356         356,939        688,945

Total operating
expenses             1,443,997       2,303,510         532,964        860,520

Net income (loss)
from operations       (189,717)       (616,154)       (176,026)      (171,575)

Other income and
(expense)                5,600           2,709             454           (612)

Total gain (loss)
from discontinued
operations             274,778               -               -              -

Net earnings (loss)     90,661        (613,445)       (175,572)      (172,187)

Net earnings
(loss) per share $           -  $        (0.02) $        (0.01) $       (0.01)


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

Net revenues from sales of our products and services increased 67.0% for the 2004 nine month period compared to the 2003 nine month period primarily due to our efforts in TradeWorks Marketing's workshops held across the country.
Sales of our products and services increased 112.1% for the three month period ended September 30, 2004 ("2004 third quarter") compared to the three month period ended September 30, 2003 ("2003 third quarter"). New marketing plans and strategies implemented in the last quarter of 2003 and continuing through the 2004 third quarter have resulted in a significant increase in revenues but have also resulted in deferral of certain revenues until the earnings process is complete.

Software, access and license fees, training and education revenues, and merchant account revenues increased significantly in the 2004 periods compared to the 2003 periods as a result of our seminar marketing activities which commenced in August of 2003. However, hosting, gateway and maintenance fees continued to decline slightly for the 2004 nine month period compared to the 2003 nine month period, but increased slightly for the 2004 third quarter compared to the 2003 third quarter. The decline is a result of a steady attrition of our monthly hosting and payment processing service portfolios.
We recognize hosting, gateway and transaction service revenues in the period in which fees are fixed or determinable and the related products or services are provided to the user. While new customers have been added from our new marketing strategies, attrition continues to grow at a similar rate.

Cost of sales more than doubled in the 2004 periods compared to the 2003 periods. The increase in cost of sales for the 2004 periods was primarily related to our new marketing strategy and the related increases in commissions to our outsourced sales alliance and other reseller fees. Despite the increase in cost of sales for the 2004 periods, gross profit increased 34.5% from the 2003 nine month period compared to the 2004 nine month period and gross profit increased 93.0% from the 2003 third quarter compared to the 2004 third quarter.

Total operating expenses increased for the 2004 periods compared to the 2003 periods. Selling expenses increased significantly for the 2004 periods primarily due to our new marketing strategies and the related advertising costs and seminar expenses that were not present in the 2003 periods.
Research and development expenses increased due to the addition of a new engineer mid year in 2003. However, general and administrative expenses decreased for the 2004 nine month period compared to the 2003 nine month period as a result of the Intellipay office lease expiration and other administrative cost savings. General and administrative expenses increased 33.8% for the 2004 third quarter compared to the 2003 third quarter due to increased healthcare cost and the addition of one salesperson. Depreciation and amortization also decreased due to the complete depreciation of several of our fixed assets in 2003. Compensation expense recorded in the 2003 nine month period was related to options previously granted to consultants for services. The compensation expense represents the fair market value of the options estimated on the date of grant.

Net other income for the 2003 and 2004 nine month periods was related primarily to interest income earned on certificates of deposit.

Net gain from disposal of discontinued operations in the 2003 were primarily the result of the sale of Logio, Inc., our former wholly-owned subsidiary, in June 2003.

As a result of the above, we recorded net earnings for the 2003 nine month period and a net loss for the 2003 and 2004 third quarters and the 2004 nine month period. Net loss per share increased to $0.02 for the 2004 nine month period compared to $0.0 for the 2003 nine month period and $0.01 loss per share for the 2003 and 2004 third quarter.

                    Balance Sheet Information
                    -------------------------

                                      December 31, 2003   September 30, 2004
                                      ------------------  ------------------
                                                             (Unaudited)

Cash and cash equivalents             $         500,712   $         250,761

Total current assets                            596,630             534,372

Total assets                                  3,762,015           3,713,412

Total current liabilities                       687,646           1,225,487

Accumulated deficit                         (12,238,400)        (12,851,845)

Total stockholders equity             $       3,074,369   $       2,487,925


Our total current assets remained relatively flat at September 30, 2004. Out total assets included property and equipment of $79,026, restricted cash of $121,583 (which consists of monies held in reserve against our credit card transactions), goodwill of $2,946,253 and other assets of $ 32,178. Our total current liabilities of $1,225,487 at September 30, 2004 increased primarily due to an increase in deferred revenue.

Factors Affecting Future Performance

We are currently dependent on the efforts of our internal business development team and those of resellers, including our subsidiary, TradeWorks Marketing, and outsourced marketing alliances for our continued growth. Many of our previously significant resellers have become inactive or dormant. We expect overall sales to remain constant for the next six months due to developing marketing activities and deferral of revenue. We are actively recruiting additional resellers and sales channels to replace inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees. We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and cover attrition.

We have introduced our products and services to markets using aggressive marketing and sales methods. These include seminar sales and operating lease agreements with high credit risk customers. The regulation over these types of marketing and sales techniques are rigid and heavily enforced. We also enter into factoring arrangements with third party financing companies for the sale of our lease agreements for cash. We may encounter increased costs and may be exposed to other financial risks in order to obtain revenues and to collect on accounts, including the resulting high customer return rates and other collections factors from these markets.

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

We currently are unable to satisfy certain of our discontinued subsidiaries' obligations through our operating cash inflows. Our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control, including GAAP accounting practices, which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

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

Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for network and Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. We have met the requirements for certification by Visa and MasterCard security programs and anticipate formal approval during the 2004 fourth quarter. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

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

                   PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes all securities sold by Pacific WebWorks without registration through a recent date that were not previously reported.

On September 1, 2004 we issued 300,000 common shares, valued at $26,720, to Universal Business Insurance as partial payment for our yearly premium for director and officer liability insurance. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 20, 2004 we issued options to purchase 1,685,000 common shares to employees pursuant to our 2001 Equity Incentive Plan. The options have an exercise price of $0.07 and 50% vest on April 20, 2005 and 50% vest on October 20, 2005. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6: EXHIBITS

Part I Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
        10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, File No. 0-26731, filed July 16, 1999)
21.1    Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
        21.1 for Form 10-QSB, filed November 13, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PACIFIC WEBWORKS, INC.


                                  /s/ Christian R. Larsen
Date: November 9, 2004        By: _____________________________________
                                  Christian R. Larsen
                                  President and Director



                                  /s/ Kenneth W. Bell
Date: November 9, 2004        By: _____________________________________
                                  Kenneth W. Bell
                                  Chief Executive Officer, Treasurer,
                                  Principal Financial Officer, and
                                  Chairman of the Board



                                   /s/ R. Brett Bell
Date: November 9, 2004        By: _____________________________________
                                  R. Brett Bell
                                  Secretary and Controller