Form 10KSB
period 2004-12-31
PACIFIC WEBWORKS INC
filed 2005-03-31
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

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

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenue for its most recent fiscal year:   $3,617,486

As of February 9, 2005 the registrant had 28,517,622 shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $2,330,896.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business........................................3
Item 2.  Description of Property........................................9
Item 3.  Legal Proceedings..............................................9
Item 4.  Submission of Matters to a Vote of Security Holders............9

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......9
Item 6.  Management's Discussion and Analysis..........................11
Item 7.  Financial Statements..........................................17
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...........................37
Item 8A. Controls and Procedures.......................................37
Item 8B. Other Information.............................................37

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons, Compliance with Section 16(a) of the Exchange Act... 37
Item 10. Executive Compensation........................................38
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters....................40
Item 12. Certain Relationships and Related Transactions................41
Item 13. Exhibits......................................................41
Item 14. Principal Accountant Fees and Services........................42
Signatures.............................................................43




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

                              PART I
                             -------

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

..   WebWizard  is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet it has a very powerful additional functionality for web design professionals. It incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process. No complicated programming skills are required to use the WebWizard tool. Our customers can manage their sites' layout, colors, contents, tables, and graphics easily. WebWizard includes a library of hundreds of graphics that are freely accessible by our customers. WebWizard allows our customers to quickly and easily create, update, modify, and enhance their web sites. Changes can be uploaded to our servers within minutes 24 hours a day, 7 days a week from any Internet-connected Microsoft Windows computer.

..   ClipOn Commerce(TM) is an e-storefront and product management system, complete with shopping cart technology. ClipOn Commerce allows our customers to build an Internet storefront. They can create a complete product catalog, organize and search products by unlimited categories and import/export to and from their database. ClipOn Commerce is designed to function with a third party merchant account and is integrated with our Intellipay payment system, which allows our clients to accept all major credit cards online. ClipOn Commerce has support for QuickBooks accounting software enabling our customers to update between their accounting records and Internet storefront. ClipOn Commerce also features UPS shipping integration.

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

Intellipay Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations. They allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks or at remote locations through their Nextel cell phone or at the physical point of sale. The Intellipay products use the same standards used by all major commerce sites, industry standard security components and methods, and has been tested under strict banking network procedures. Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed. Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 - 5 seconds) and returns the customer back to the business site. Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.

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

..   ExpertLink(TM)  is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web-developers and application developers to build in the ePayment processing and various features, including batch management commands, duplicate transaction detection and management, and more. Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

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

..   IntelliPay Desktop Terminal ("IDT")  IntelliPay Desktop Terminal brings all of the functionality of a Virtual Terminal application to your desktop while supporting hardware such as a card reader and receipt printer. This allows merchants to receive a qualified discount rate on their transactions and save hundreds of dollars in equipment and processing fees. They can also take advantage of sharing printers on their network allowing several terminals to print to the same receipt printer, reducing the amount of hardware they need to purchase.

..   IntelliPay Wireless Terminal ("IWT") IntelliPay is now submitting wireless transactions with retail qualifications using Nextel data service. This allows a merchant to accept either swiped or keyed transactions using a Nextel Cellular / Data phone using a card reader. The merchant has all of the benefits of retail rates with the added value of visual batch management and settlement process. IntelliPay Wireless Terminal is the perfect solution for all mobile merchants that also use a cellular phone.

Education Services - We provide more than our software, we also assist our customers with education and site design services. We believe this information helps our clients understand how to use the Internet more effectively.

..   Coaching Services are personalized electronic/telephonic instruction on the use of our product technologies. These services are directed towards assisting clients in making their virtual operations successful. We recommend eight to twelve, one-half hour training sessions for our new customers.

..   Retreats are workshops that are held one to two times per year for certain
    TradeWork's customers for informative direction on Internet marketing strategies.

Rent-a-Pro offers custom web site design services to clients who elect to hire Pacific WebWorks to build their web site for them rather than building it themselves.

Technical Support is offered via online chat or e-mail from 8 a.m. to 9 p.m.
(MST), or by phone from 8 a.m. to 5 p.m. (MST).

Hosting Infrastructure allows us to host our customers' web sites, therefore eliminating the cost of hardware investment and maintenance for them.

Domain Names are offered to customers online at retail prices. These include ".com," ".org," ".biz," ".net," ".us" and ".info."

     Sales and Marketing

In July 2003 we incorporated TradeWorks Marketing to conduct marketing events in locations throughout the United States. TradeWorks Marketing's product offerings include Intellipay Virtual Terminal Software, Pacific WebWorks Visual WebTools Web site manager and builder, including integration with ebay(TM).com. TradeWorks Product Club and training. TradeWorks Marketing also has entered into factoring arrangements with an outside leasing company with recourse for certain sales of e-commerce software and merchant accounts.

In August 2003 we incorporated FundWorks, Inc. to provide operating lease arrangements for certain TradeWorks' customers. The operating lease agreements are for the purchase of e-commerce software and merchant accounts over 36 months for the price of $59.95 per month. The customers relying on these operating lease agreements have a higher credit risk.

We do not believe that our competitors are effectively targeting our market niche: A totally Internet based, end-to-end business solution for small- and medium-sized businesses. We believe that our products will allow businesses to generate leads, sell products, run sales promotions, capture demographic information about web site visitors, communicate with web site visitors, and obtain intelligent information about who is visiting their web sites and what they are doing while they are there. Our products allow our customers to stay in complete control of their web sites and provide tools that can facilitate a successful Internet experience for them.

We market and sell our products primarily through reseller channels, including our wholly-owned reseller TradeWorks Marketing, our own internal sales force and strategic partnerships. We sell our products to our partners at wholesale. The partners then mark the products up and sell them at retail.
We also sell our products through resellers who are paid a commission for each merchant who purchases our products and subsequent services. Each merchant must sign a purchase agreement with the reseller, which the reseller must in turn provide to us. We then provide software to the resellers' customers, allowing them to create Internet web sites and/or complete e-business solutions. We provide the initial reseller with training in the use of the software.

We believe we may be able to develop a substantial presence in our target market through a combination of broad channels of distribution, marketing strategy, unique proprietary technology, technical expertise, and training and education in the use of our products. It is our opinion that in the past, businesses which have attempted to maintain interactive web sites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their web sites, or retained contract "web professionals" to do so. We believe our products allow small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost.

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

In our estimation, few major competitors currently offer products comparable to the Visual WebTools(TM) product family. We believe that "Yahoo! Store" is our most significant competitor, with its brand name recognition and significantly greater financial, technical, marketing, and managerial resources. Yahoo! Store has significantly higher sales and customers than we do and has entered into a significantly higher number of license agreements with third parties. We believe that our product provides a comparable service for a lower price than that provided by Yahoo! Store. In addition, because we have focused our efforts on small businesses, including providing Internet tools which allow businesses to develop their own Web sites, we believe that the generality of the Yahoo! Store may be inadequately addressing potential customer needs and that we will be better able to address their site development needs.

Our Intellipay payment system competes with AuthorizeNet products and certain VeriSign products, along with other companies that provide e-commerce solutions.

Our ability to successfully compete will depend upon a number of factors, including:
..     our ability to successfully maintain and sell existing products;
..     our ability to conceive, develop, improve, and market new products;
..     our ability to identify and take advantage of emerging technological trends within our target markets;
..     our ability to respond effectively to technological changes or new product announcements by competitors;  and
..     our ability to recruit resellers who can market and sell our products and services in significant volumes to the market.
We believe that we will need to make significant expenditures for research and development and marketing in the future to compete effectively.


     Major Customers

Our client base includes approximately 8,500 active paying customer accounts. We rely on the efforts of third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base. A significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add additional and significant resellers, we are dependent upon these resellers. If we lose them, then we expect our revenues to be adversely affected by attrition in our customer account portfolios if there is not immediate replacement. During the year ended December 31, 2004, we experienced continued declines in hosting and payment processing revenues, although at a significantly reduced rate from the previous year, due to the loss of resellers and general attrition. We expect to see the decline in hosting and payment processing revenues to continue to decrease through year end 2005.

     Trademark, Licenses and Intellectual Property

On October 9, 1998 Utah WebWorks filed a trademark application for Visual WebTools(TM) that we acquired and became responsible for upon our merger with Utah WebWorks. In December of 1998 the United States Patent and Trademark Office assigned Serial No. 567,136
to this mark.  In addition we have trademarks for   Pacific WebWorks(TM) and
ClipOn Commerce(TM).

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

     Research and Development

We continue to improve our existing products and release new related products. We recorded research and development expenses of $242,012 for the year ended December 31, 2004 primarily related to the development of the Intellipay Wireless Terminal product and maintenance of our core products. During the year ended December 31, 2003, we recorded research and development expense of $164,999, primarily related to development of our online auction connector product, Intellipay Desktop Terminal, and the updating of our core products.

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

     Employees

As of the date of this filing we have 20 employees. We have six employees in administration, two in sales/marketing, seven in operations and five development engineers. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

                 ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located in the Westgate Business Center, which is located in Salt Lake City, Utah. This property serves as our main office and data center. We believe this property will be adequate for our near term needs. We lease approximately 8,000 square feet of commercial office space and pay approximately $8,400 per month until the lease expires in December 2006.

                    ITEM 3.  LEGAL PROCEEDINGS

We are involved in various disputes and legal claims arising in the normal course of our business. In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

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

       Year    Quarter Ended   High Bid   Low Bid
       ----    -------------   --------   --------

       2003    March 31        $ 0.14     $ 0.06
               June 30           0.15       0.08
               September 30      0.45       0.125
               December 31       0.32       0.15

       2004    March 31        $ 0.18     $ 0.11
               June 30           0.13       0.09
               September 30      0.10       0.052
               December 31       0.10       0.06

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

Holders

As of February 9, 2005, we had approximately 399 stockholders of record of our common stock, which does not include "street accounts" of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by Pacific WebWorks during the fourth quarter of 2004 through the date of this filing that have not been previously disclosed.

On December 1, 2004, we issued 1,215,000 shares of common stock to Nikki Group for $85,050. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 20, 2004, we issued 1,215,000 shares of common stock to Broad Investments Partners for $85,050. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) of the Securities Act.

On December 22, 2004, we issued 1,200,000 shares of common stock to Liberty Partners for $79,200. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 15, 2005 we agreed to issue 20,000 shares valued at $1,800 to Winks Design, Inc. as partial consideration for a recurring fee-based customer portfolio and software package valued at $6,800. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with each of these isolated issuances of our securities, we believe that each purchaser:
..    was aware that the securities had not been registered under federal securities laws;
..    acquired the securities for his/hers/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..    understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and
..    was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities

None.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

During the past year management has continued to focus on marketing and distribution channels, which, while costly, are believed to be the most effective current short term solution to increase sales. Management is in the process of diversifying our marketing and distribution strategy between several of our product offerings and we are seeing some success from these plans, as evidenced by our growth during 2004.

Our revenues for the year 2004 came primarily from the sale of access to our software technology, financial services and continuing monthly service and hosting fees. Additionally, we derived revenues for services related to web site design, training, education and consulting. During the year ended December 31, 2004 ("2004") we increased overall revenues by 61.7% over the previous year. This represents an increase from $2,237,197 for the year ended December 31, 2003 ("2003") to $3,617,486 for 2004. For the 2004 fourth quarter revenues of $1,046,321 were up from the 2003 fourth quarter revenues of $697,846. This growth is primarily related to the sales and training events conducted in locations throughout the United States through our subsidiary, TradeWorks Marketing. These events focus on the sales of Pacific WebWorks and Intellipay products and the training necessary to properly utilize these products.

Pacific WebWorks and IntelliPay have a great potential in the marketplace. However, hurdles exist, such as identifying and implementing effective product distribution channels, economic changes generally, gaining marketplace acceptance and addressing shifting public attitudes for technology products that could pose a threat to our success.

It is critical for us to continue to develop new and better technologies. Intellipay introduced two new products to the market during 2004. The Intellipay Desktop Terminal brings all of the functionality of a Virtual Terminal application to your desktop computer, reducing costs and allowing the merchant to receive a qualified discount rate. The Intellipay Wireless Terminal allows you to process remote wireless transactions through your Nextel cell phone, which we believe is a must for all mobile merchants.

Our greatest challenges for the next twelve months include:
..    increased and intense competition;
..    the identification and implementation of new distribution channels and sales and marketing techniques;
..    the need to stay ahead of the curve in the development of our technologies; and
..    the need for more capital and resources.

Liquidity and Capital Resources

Our monthly cash outflows are primarily related to our marketing and operating expenses. These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales. In addition, we are dependent on the efforts of our resellers, independent sales representatives and our in-house sales personnel to increase our revenues, while we continue to work to control expenses.

As of December 31, 2004 we had negative working capital of $313,680. Accordingly, we are unable to satisfy our total current liabilities, including those of our discontinued operations, with our current assets and must continue to negotiate favorable settlements for certain of these liabilities. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows. It should be noted that 46.1% of our current liabilities are made up of deferred revenues that will be recognized over the next 12 months and do not require a specific cash outlay, but only that we remain a going concern. It is further noted that cash and cash equivalents plus restricted cash amounts increased to $589,502 at year end 2004, up from $551,663 at year end 2003.

We rely on the cash inflows from our sales efforts to fund our continuing operations. Net cash provided by continuing operations was $87,455 for 2003 compared to net cash used in continuing operating activities of

$190,195 for 2004. The net cash used by operations for 2004 was primarily the result of increased advertising expense and commissions paid to obtain revenues for our products and services and the related timing differences in recognition of those deferred revenues, along with non-recurring expenditures for enhancement of our data center and security features related to our online credit card transaction processing product.

Net cash provided by investing activities was $75,495 for 2003 compared to net
cash used by investing activities of $107,534 for 2004.   Investing activities
for 2003 consisted primarily of the purchase of property and equipment, establishing a cash reserve with a bank, the sale of a subsidiary, and the liquidation of a certificate of deposit. Investing activities for 2004 were primarily related to purchases of property and equipment and cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

Financing

We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we have. We believe that we may need an additional $1 to $2 million during the next twelve months to continue to keep up with technological improvements and further our business development strategies. We believe this additional funding may be obtained through additional debt arrangements or equity offerings. However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans and growth could be slowed, which may result in declines in our operating results and common stock market price.

Net cash used in financing activities for 2003 was $24,557 and was primarily related to a payment on a note payable to our largest reseller. Net cash provided by financing activities of $250,000 for 2004 were related to sales of our common stock for cash in the amount of $250,000. (See, Part II, Item 5, "Recent Sales of Unregistered Securities," above.)

If we rely on equity offerings for funding, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,400 per month. Future minimum lease payments under this lease are $101,760 per year through 2006. As of December 31, 2004, we had an accrued liability of $90,357 related to the Intellipay's operating lease default. Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay's physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City in February 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at December 31, 2004, were comprised of accounts payable, accrued liabilities, deferred revenue and net current liabilities from discontinued operations. Accounts payable totaled $89,164 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $180,809 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $431,578 as of December 31, 2004. Current liabilities from discontinued operations were $235,274 and are discussed in more detail below.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of December 31, 2004, World Commerce Network's accrued liabilities included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation, approximately $56,000 for estimated customer refunds, and approximately $65,000 plus interest for an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks, our subsidiary. The customers pay $59.95 per month for the operating lease agreement and the agreements have a term of 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of December 31, 2004 are $177,692 through December 31, 2005, $173,196 through December 31, 2006 and $87,347 through December 31, 2007. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include goodwill and the annual tests for impairment, deferred revenue calculations, and liabilities accrued as estimates for probable litigation and other contingencies.

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

Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budgeted amounts. We currently do not expect impairment to occur for the Intellipay business unit in the near term; however, if an impairment occurs it would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings. We performed a goodwill impairment test during 2004 and concluded there was no impairment of goodwill.

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $452,983 at December 31, 2004. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Recent Accounting Announcements

In December 2004, FASB issued SFAS No. 123(R) which requires compensation costs relating to share-based payment transactions to be recognized in financial statements and that the costs will be measured based on the fair value of the instruments issued. We will be required to apply this statement as of the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt this new statement in the third quarter of 2005. In the meantime we will continue to account for stock options under APB Opinion No. 25, under which no compensation is recognized. SFAS No. 123(R) provides alternative methods of transition for voluntary change to the fair value base method of accounting for stock-based compensation and Note 14 to our financial statements illustrates the effect on net losses and loss per share if we had applied the fair value recognition of SFAS No. 123(R) for the 2003 and 2004 years.

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended December 31, 2003 and 2004 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The financial statements for the year ended December 31, 2003 also include the accounts of Logio, Inc., a non-operating, development stage company, through the date of its sale in July 2003. The following discussions are a summary of our financial statements for the years ended December 31, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.

        Comparison of 2003 and 2004 Fiscal Year Operations
        --------------------------------------------------

                                                2003               2004
                                             ------------     ------------

Revenues, net                                $ 2,237,197      $ 3,617,486

Cost of sales                                    541,026        1,071,241

Gross profit                                   1,696,171        2,546,245

Total operating expenses                       2,050,161        3,036,640

Loss from operations                            (353,990)        (490,395)

Other income and (expense), net                    6,086            2,068

Income taxes                                         300              300

Net income (loss) from continuing operations    (348,204)        (488,627)

Total gain on discontinued operations            274,778                -

Net earnings (loss)                              (73,426)        (488,627)

Net earnings (loss) per share                $     (0.00)      $    (0.02)

We recognize hosting, maintenance, transaction and processing fees in the period in which fees are fixed or determinable and the related products or services are provided to the user. Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed. Fees for the set-up of merchant accounts are deferred and recognized as services are delivered, which is generally two months. Training and design revenues are recognized as the related services are performed. Sales decreased during the first half of 2003 primarily due to steady attrition of our monthly hosting and payment processing service portfolios coupled with no significant replacement of monthly paying customers through December 31, 2003. In addition, new marketing plans and strategies implemented in the last quarter of 2003 resulted in the deferral of certain revenues until the earnings process was deemed completed. Even with the deferral of a significant amount of our 2004 sales, our sales increased by over 61% for the year ended December 31, 2004. Increases were primarily as a result of sales and training events conducted by our subsidiary, TradeWorks Marketing.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. The increase in cost of sales for 2004 was primarily related to our new marketing strategy and related increases in reseller fees and commissions. In spite of our increased cost of sales as a result of our significant increase in sales, our gross profit increased 50% for 2004 compared to 2003.

Total operating expenses increased 48.1% from 2003 to 2004. Selling expenses for 2004 more than doubled from 2003, research and development expenses increased 46.7%, and general and administrative expenses increased 2.4%. However, depreciation and amortization decreased 44.9% and we did not record any compensation expense related to options and warrants in 2004. The 2003 compensation expenses related to warrants granted to consultants in 2001 and 2002, that expired through May 2004. The compensation expense represents the fair market value of the warrants, estimated on the date of grant.

Net other income for 2003 and 2004 was primarily related to interest income earned on certificates of deposit.

Our financial statements for 2003 include the accounts of Logio, Inc., our former non-operating subsidiary, as discontinued operations through the date of its sale on June 27, 2003. We sold all of the shares we held in Logio for $50,000 cash and the purchasers' assumption of Logio's current liabilities. The disposal resulted in the realization of $274,778 in gain from the sale of discontinued operations, which was realized during the second quarter 2003.

As a result of the above items, we recorded a net loss per share of $0.02 for 2004 and $0 for 2003.

Balance Sheet - Other than increased deferred revenue balances that increased our total current liabilities for the 2004 year, we did not record significant changes in assets and liabilities for the 2004 year compared to the 2003 year.

      Comparison of 2003 and 2004 Fiscal Year Balance Sheet
      -----------------------------------------------------

                                               2003              2003
                                           --------------   -------------

Cash and cash equivalents                  $     500,712    $     452,983

Total current assets                             596,630          623,445

Total assets                                   3,762,015        3,799,588

Total current liabilities                        687,646          937,125

Accumulated deficit                          (12,238,400)     (12,726,727)

Total stockholders equity                  $   3,074,369    $   2,862,762


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

We have introduced our products and services to markets using aggressive marketing and sales methods which are highly regulated and pose financial risks. These include seminar sales and operating lease agreements with high credit-risk customers. The regulation over these types of marketing and sales techniques are rigid and heavily enforced. We also enter into factoring arrangements with third party financing companies for the sale of our lease agreements for cash. We may encounter increased costs and may be exposed to other financial risks in order to obtain revenues and to collect on accounts, including the resulting high customer return rates and other collections factors from these markets.

Our revenues and operating results can be expected to fluctuate which may adversely affect the price of our common stock. These fluctuations may occur for a variety of reasons beyond our control, including GAAP accounting practices related to deferred revenues, and they may result in our quarterly operating results being below the expectations of public market analysts and investors from time to time. In that case, we expect that the price of our common stock would be materially and adversely affected.

We are dependent upon our merchant accounts to accept payment for services from a large number of our customers and if we lose these merchant accounts, it would have an adverse affect on our ability to collect on sales, which would reduce our working capital, cash inflow and earnings, or increase losses.

Wide scale implementation of a new technology or payment methods could potentially render one or more of our services or products obsolete. In the event that stored-value cards, electronic cash equivalents or wireless communications are implemented on a wide scale, then we could be forced to modify our payment services or software to remain competitive.

We face intense competition that may slow our growth and force our prices down. We expect this competition to intensify in the future, with new competitors, and competitive services and products regularly entering the market. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

We may experience software defects and development delays that might damage customer relations. We may experience breakdowns or unauthorized entry into our hosting services, infrastructure or payment processing system, harming our business. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted or compromised.

Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for network and Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. We have met the requirements for certification and approval by Visa and MasterCard security programs. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

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

ITEM 7: FINANCIAL STATEMENTS

Index to financial statements for Pacific WebWorks, Inc. and Subsidiaries for the years ended December 31, 2003 and 2004.

     Independent Auditor's Report ............................F-1
     Balance Sheet ...........................................F-2
     Statements of Operations ................................F-3
     Statements of Stockholders' Equity ......................F-4
     Statements of Cash Flows ..... ..........................F-5
     Notes to the Financial Statements .......................F-6

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809
______________________________________________________________________________


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Pacific Webworks, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 3, 2005

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS
                                                         December 31,
                                                     2003          2004
                                                 ------------- -------------
CURRENT ASSETS
  Cash and cash equivalents                      $    500,712  $    452,983
  Receivables
    Trade, less allowance for doubtful
     receivables of $72,000 in 2003
     and $127,421 in 2004                              29,649        96,260
  Prepaid expenses                                     66,269        74,202
                                                 ------------- -------------

    Total current assets                              596,630       623,445
                                                 ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                    98,152        70,382
RESTRICTED CASH                                        50,951       136,519
GOODWILL                                            2,946,253     2,946,253
OTHER ASSETS, NET                                      70,029        22,988
                                                 ------------- -------------

                                                 $  3,762,015  $  3,799,588
                                                 ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     52,538  $     89,164
  Accrued liabilities                                 194,233       181,109
  Deferred revenue                                    205,601       431,578
  Current liabilities from discontinued operations    235,274       235,274
                                                 ------------- -------------

    Total current liabilities                         687,646       937,125
                                                 ------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding
    24,587,622 shares in 2003 and
    28,517,622 shares in 2004                          24,588        28,518
  Additional paid-in capital                       15,288,181    15,560,971
  Accumulated deficit                             (12,238,400)  (12,726,727)
                                                 ------------- -------------

    Total stockholders' equity                      3,074,369     2,862,762
                                                 ------------- -------------

                                                 $  3,762,015  $  3,799,888
                                                 ============= =============

 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended
                                                         December 31,
                                                      2003         2004
                                                 ------------- -------------
Revenues, net
  Software, access and license fees              $    149,373  $    655,440
  Hosting, gateway and maintenance fees             1,693,359     1,430,328
  Training and education                              187,725       817,197
  Merchant accounts, design and other                 206,740       714,521
                                                 ------------- -------------
                                                    2,237,197     3,617,486

Cost of sales                                         541,026     1,071,241
                                                 ------------- -------------
    Gross profit                                    1,696,171     2,546,245

Selling expenses                                      566,808     1,516,567
Research and development                              164,999       242,012
General and administrative                          1,199,925     1,228,324
Depreciation and amortization                          90,285        49,736
Compensation expense for options and warrants          28,144             -
                                                 ------------- -------------
    Total operating expenses                        2,050,161     3,036,640
                                                 ------------- -------------

    Net loss from operations                         (353,990)     (490,395)
                                                 ------------- -------------
Other income (expense)
  Interest income                                       7,924         3,054
  Other income (expense), net                          (1,838)         (986)
                                                 ------------- -------------
                                                        6,086         2,068
                                                 ------------- -------------
  Net income (loss) from continuing operations
   before income taxes                               (347,904)     (488,327)
                                                 ------------- -------------
Income Taxes                                              300           300
                                                 ------------- -------------
  Net income (loss) from continuing operations       (348,204)     (488,627)

Discontinued operations
  Gain (loss) from operations (net of income tax)           -             -
  Gain on disposal (net of income tax)                274,778             -
                                                 ------------- -------------
    Total gain(loss) from discontinued operations     274,778             -

    NET LOSS                                     $    (73,426) $   (488,627)
                                                 ============= =============
Net loss per common share - basic and dilutive
  Net income loss from continuing operations     $      (0.01) $      (0.02)
  Gain from discontinued operations                      0.01             -
                                                 ------------- -------------
  Net earnings (loss)                            $          -  $      (0.02)
                                                 ============= =============
Weighted-average number of shares outstanding
  Basic                                            23,916,510    24,853,964
                                                 ============= =============
  Dilutive                                         24,008,185    25,165,075
                                                 ============= =============

The accompanying notes are an integral part of these financial statements.


             Pacific WebWorks, Inc. and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             Additional
                         Price per        Common Stock         Paid-in     Accumulated
                           share       Shares      Amount      Capital       Deficit       Totals
                         ---------- ------------ ---------- ------------- ------------- -------------

Balances at
 January 1, 2003         $       -   23,359,473  $  23,360  $ 15,148,940  $(12,164,974) $  3,007,326

Warrants exercised       $    0.5     1,000,000      1,000        49,000             -        50,000

Issuance of stock for
 insurance policies      $    0.27      228,149        228        62,097             -        62,325

Consulting compensation
 recognized for warrants
 granted                 $       -            -          -        28,144             -        28,144

Net loss 2003            $       -            -          -             -       (73,426)      (73,426)
                                    ------------ ---------- ------------- ------------- -------------
Balances at
 December 31, 2003                   24,587,622     24,588    15,288,181   (12,238,400)    3,074,369

Issuance of stock for
 insurance policies      $   0.089      300,000        300        26,420             -        26,720

Issuance of common
 stock for cash          $    0.07    3,630,000      3,630       246,370             -       250,000

Net loss 2004            $       -            -          -             -      (488,627)     (488,627)
                                    ------------ ---------- ------------- ------------- -------------
Balances at
 December 31, 2004                   28,517,622  $  28,518  $ 15,560,971  $(12,727,027) $  2,862,462
                                    ============ ========== ============= ============= =============




       The accompanying notes are an integral part of these statements.




                    Pacific WebWorks, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the
                                                               year ended
                                                               December 31,
                                                             2003          2004
                                                         ------------- -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net earnings (loss)                                    $    (73,426) $   (488,627)
  Less: Gain from discontinued operations (net of taxes)     (274,778)            -
                                                         ------------- -------------
  Earnings (loss) from continuing operations                 (348,204)     (488,627)

  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities
     Depreciation & amortization                               90,285        49,736
     Issuance of options and warrants For compensation         28,144             -
     Bad debt expense                                         380,532       512,914
  Changes in assets and liabilities
     Receivables                                             (374,118)     (579,525)
     Prepaid expenses and other assets                        133,910        65,827
     Accounts payable and accrued liabilities                  43,617        23,502
     Deferred revenue                                         133,289       225,977
                                                         ------------- -------------

      Total adjustments                                       435,659       298,431
                                                         ------------- -------------

      Net cash provided by continuing operating activities     87,455      (190,195)
                                                         ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                         (25,090)      (21,966)
  Cash on reserve with bank                                   (50,951)      (85,568)
  Cash received for sale of subsidiary                         50,000             -
  Sale (purchase) of certificate of deposit                   101,536             -
                                                         ------------- -------------

     Net cash provided by (used in) investing activities       75,495      (107,534)
                                                         ------------- -------------
Cash flows from financing activities
  Payment on note payable to reseller                         (74,557)            -
  Proceeds on issuance of stock                                     -       250,000
  Proceeds on exercise of warrants                             50,000             -
                                                         ------------- -------------

     Net cash used in financing activities                    (24,557)      250,000
                                                         ------------- -------------
     Net increase in cash and cash equivalents                138,393       (47,729)

  Cash and cash equivalents at beginning of period            362,319       500,712
                                                         ------------- -------------

  Cash and cash equivalents at end of period             $    500,712  $    452,983
                                                         ============= =============

  Supplemental disclosures of cash flow information:
    Cash paid for interest                               $      1,076  $          -
    Cash paid for income taxes                           $        500  $        800

  Non-cash financing activities:
    Issuance of stock for prepaid insurance policies     $     62,325  $     26,720
    Reseller note settlement                             $     37,740  $          -


       The accompanying notes are an integral part of these statements.

                                      F-5

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the presentation of the accompanying consolidated financial statements follows.

1. The Company
   -----------

Pacific WebWorks, Inc. and its subsidiaries (Company), engages in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses. The company also provides website development and training for its customers.

The Company was organized under the laws of the state of Nevada on May 18, 1987 as Asphalt Associates, Inc. On December 31, 1998, the board of directors changed the name of the Company to Pacific WebWorks, Inc. On January 11, 1999, the Company merged with Utah Webworks, Inc., a Utah corporation organized April 10, 1997. The share exchange with Utah Webworks was accounted for as a reverse merger; therefore, all financial information prior to January 11, 1999 is that of the accounting survivor, Utah Webworks.

TradeWorks Marketing, Inc. and FundWorks, Inc. were organized in the state of Delaware in July and August of 2003, respectfully. TradeWorks began operations in August 2003 and engages in the marketing and sales of Pacific WebWorks and Intellipay products. FundWorks began operations in December 2003 and provides operating leases for customers with higher credit risk.

2. Principles of Consolidation
   ---------------------------

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

                        December 31, 2004

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

6.  Goodwill
    --------

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2004 and concluded there was no impairment of goodwill.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8.  Revenue Recognition
    -------------------

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

14.  Stock-based compensation
     -------------------------

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
Transition and Disclosure   An amendment of FASB Statement No. 123," for the
years ended December 31, 2003 and 2004. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

15.  Stock-based compensation
      ------------------------

The following table illustrates the effect on net losses and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148 to stock-based compensation:

                                                   Year Ended December 31,
                                                     2003         2004
                                                 ------------- ------------
Net loss
 From continuing operations
                                   As reported   $   (348,204) $  (488,327)
                                   Pro forma       (1,085,245)    (809,358)

Gain from discontinued operations
                                   As reported   $    274,778  $         -
                                   Pro forma          274,778            -

Net earnings (loss)
                                   As reported   $    (73,426)    (488,327)
                                   Pro forma         (810,467)    (809,358)

Net earnings (loss) per common
  share from continuing operations
  basic and fully diluted          As reported   $      (0.01)  $    (0.02)
                                   Pro forma            (0.05)       (0.03)

Gain (loss) from discontinued
  operations basic and fully
  diluted                          As reported   $       0.01   $        -
                                   Pro forma             0.01            -
Net earnings (loss) per common
  share                            As reported   $          -   $    (0.02)
                                   Pro forma            (0.04)       (0.03)


The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for options granted in 2003 and 2004: expected volatility of 158 percent and 101 percent, respectively; risk-free interest rate of 5.00 percent and 4.00 percent, respectively; and expected life of 3.25 and 3.5 years, respectively. The weighted-average fair value of options granted was $0.19 and $0.05 in 2003 and 2004, respectively.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

15.  Net Loss Per Share
     ------------------

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate loss per share. Potentially issuable common shares totaling 4,783,695 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive for the year ended December 31, 2003. Potentially issuable common shares totaling 5,334,424 related to options were excluded from the calculation of diluted loss per share because their effects were anti-dilutive for the year ended December 31, 2004.


The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                   Year ended December 31,
                                                     2003          2004
                                                ------------- -------------

Common shares outstanding during the period        23,359,473    24,587,622
Weighted average common shares issued                 557,037       266,342
                                                ------------- -------------
Weighted average common shares used
 in basic earnings (loss) per share                23,916,510    24,853,964
                                                ------------- -------------
Dilutive effects of potentially issuable
 common shares (warrants)                              91,675       311,111
                                                ------------- -------------
Weighted average number of common shares
  and dilutive potential common stock used
   in diluted earnings (loss) per share            24,008,185    25,165,075
                                                ============= =============

16.  Recent Accounting Pronouncements
     --------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment".
This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in the third quarter of 2005. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company's results of operations as a result of adopting this new Standard.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment includes the following:
                                                                 Estimated
                                               December 31,      useful
                                             2003       2004     life (years)
                                       ------------ ------------ ------------
      Computer Equipment               $   334,722  $   340,760      3-5
      Equipment                            102,197      116,710      2-10
      Software                              93,283       93,958      1-3
      Furniture and Fixtures                86,087       86,780      3-10
      Leasehold Improvements                 4,598        4,598  Life of lease
                                       ------------ ------------
                                           620,887      642,806
      Less Accumulated Depreciation       (522,735)    (572,424)
                                       ------------ ------------
                                       $    98,152  $    70,382
                                       ============ ============
NOTE C - OTHER ASSETS

Other assets include the following:           December 31,
                                           2003         2004
                                       ------------ -------------

      Purchased customer portfolio     $   232,360  $    278,309
      Deposits                               7,672         9,672
                                       ------------ -------------
                                           240,032       287,981
                                       ------------ -------------

      Accumulated amortization            (170,003)     (264,992)
                                       ------------ -------------
                                       $    70,029  $     22,989
                                       ============ =============

Pacific WebWorks, Inc. has entered into agreements with resellers for the purchase of residual interests in customer hosting and terminal portfolios. These definite-life intangible assets are being amortized over the period of expected future cash flows these charges are included in cost of sales.


NOTE D - ACCRUED AND OTHER LIABILITIES


Accrued liabilities consist of the following:            December 31,
                                                      2003         2004
                                                 ------------- -------------

      Payroll related liabilities                $     37,774  $     38,130
      Sales contractor commissions                      5,205         6,766
      Contingent reseller commissions                  39,790        39,790
      Operating lease in default                       83,364        90,357
      Refunds and factor                               27,610         4,426
      Income tax payable                                  300         1,200
      Other                                               190           440
                                                 ------------- -------------
                                                 $    194,233  $    181,109
                                                 ============= =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

NOTE E - OPERATING LEASE REVENUES

During the years ended December 31, 2003 and 2004, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 35 months for approximately $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2004 are estimated as follows:

                  2005                $  177,692
                  2006                   173,196
                  2007                    87,347
                  Thereafter                   -
                                      ----------
                                      $  438,235
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

NOTE F - STOCKHOLDERS' EQUITY

1.  Equity Incentive Plan
    ---------------------

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of December 31, 2004

Directors, officers, and employees have been granted options to acquire 5,334,424 shares of the company's common stock and 3,934,424 of the options are exercisable as of December 31, 2004. The options were granted at exercise prices ranging from $0.14 - $2.00 per share. The options vest periodically through April 2005 and expire through April 2011.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

1.  Equity Incentive Plan  - Continued
    ----------------------------------

Information with respect to the Company's stock options follows:

                                                              Weighted-average
                                Stock options  Exercise price  exercise price
                                -------------- -------------- ----------------
Outstanding at January 1, 2002     3,845,409     $0.14-$3.44     $0.78
   Granted                         1,625,000         0.23         0.23
   Exercised                             -             -             -
   Forfeited                         774,107      0.14-3.44       1.07
                                -------------- --------------- --------------
Outstanding at December 31, 2003   4,696,302     $0.14-$2.00     $0.54
   Granted                         1,400,000         0.07         0.07
   Exercised                               -            -            -
   Forfeited                         761,878      0.14-2.00       0.82
                                -------------- --------------- --------------
Outstanding at December 31, 2004   5,334,424     $0.07-$1.75     $0.37
                                ============== =============== ==============


Options outstanding


                                                          Weighted-
                     Number       Weighted-average    average remaining
Exercise price     outstanding      exercise price  contractual life (years)
------------------ -------------- ----------------- -----------------------
      1.75               4,500              1.75              0.75
      0.87              67,424              0.87                 6
      0.75           1,887,500              0.75              5.75
      0.23             450,000              0.23               2.5
      0.14           1,525,000              0.14              3.75
      0.07           1,400,000              0.07              4.75
                  -------------
                     5,334,424
                  =============

Options exercisable

                                                          Weighted-
                     Number       Weighted-average    average remaining
Exercise price      exercisable    exercise price   contractual life (years)
------------------ -------------- ----------------- -----------------------
      1.75               4,500             1.75              0.75
      0.87              67,424             0.87              6
      0.75           1,887,500             0.75              5.75
      0.23             450,000             0.87              2.5
      0.14           1,525,000             0.14              3.75
      0.07                   -             0.07              4.75
                   -------------
                     3,934,424
                   =============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

2.  Issuance of stock
    -----------------

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

In October 2004, the company issued a total of 300,000 shares of its common stock in exchange for $26,270 of insurance premiums for one year.

In December 2004, the company issued a total of 3,630,000 shares of its common stock to three separate companies for $250,000 in cash as a private offering.

NOTE G - DISCONTINUED OPERATIONS

The following includes the combined net current liabilities for the Company's discontinued operations as of December 31, 2003 and 2004


                                                   World
                                                   Commerce
                                                   Network, LLC
                                                   ------------
        ASSETS
        Current assets                             $        -
        Long-term assets                                    -
                                                   ----------
        Total assets                               $        -
                                                   ==========
        LIABILITIES
        Payables past due                              64,010
        Accrued liabilities                           171,264
                                                   ----------
        Total current liabilities                  $  235,274
                                                   ==========

        Net current liabilities                    $  235,274
                                                   ==========

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE G - DISCONTINUED OPERATIONS (CONTINUED)

1.  Discontinued subsidiary - Logio, Inc.
    -------------------------------------

Sale of Logio, Inc.

In July 2003, the Company sold all of its shares in Logio, Inc. for $50,000 cash to a group of 11 investors. The disposal resulted in the realization of approximately $274,000 in gain from the sale of discontinued operation, during the second quarter 2003.

2.  Discontinued subsidiary - World Commerce Network, LLC
    -----------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC and set forth a formal plan of disposal. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its operations. World Commerce Network became a consolidated entity with the Company in March 2000.

Other current liabilities

Other current liabilities of World Commerce Network, LLC consist of estimated customer refunds approximating $56,000 and estimated contingent liabilities from the legal matter noted below approximating $95,000 as of December 31, 2004.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a customer financing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations and related attorney's fees for World Commerce Network approximate $95,000 at December 31, 2003 and 2004 and have been recorded as a net current liability of discontinued operations. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE H - COMMITMENTS AND CONTINGENCIES

1.  Operating lease in default
    -------------------------
In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc. defaulted on its operating lease for office space in Fremont, California. The lease agreement required payment of approximately $6,000 per month plus applicable late fees and interest through December 2004.

As of December 31, 2004, Intellipay, Inc. has recorded an accrued liability of $90,357 related to the months of office lease under default, less months re-leased by the property manager, including all interest and late fees.

2.  Operating leases
    ----------------
The Company has entered into a lease agreement for the lease of office space for its operations in Salt Lake City, Utah. The lease requires $8,400 per month from January 2005 through expiration in December 2006. Rent expense for the Salt Lake offices for the years ended December 31, 2003 and 2004 approximates and $99,000 and $100,000 respectively. The following is a schedule of future minimum lease payments under the operating lease:

         Year ended      Lease
         December 31,    Commitment
         ------------    ----------
            2005         $  101,760
            2006            101,760
         Thereafter               -
                          -----------
                          $  203,520
                          ===========

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE I - INCOME TAXES

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                2003             2004
                                            ------------   ------------
Deferred tax assets
   Allowance for doubtful accounts          $    15,099    $    92,288
   Net operating loss carryforwards           2,458,309      3,360,209
   Excess book depreciation and amortization     65,162         71,615
   Capital loss carryforwards                   590,081        240,838
   Other, net                                    30,505         31,142
                                            ------------   ------------
                                              3,159,157      3,796,091

    Less valuation allowance                 (3,159,157)    (3,796,091)
                                            ------------   ------------
    Net tax assets                          $         -    $         -
                                            ============   ============

There were no deferred tax assets of income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The decrease in the valuation allowance was $3,174,337 for the year ended December 31, 2003 and increased $636,934 for the year ended December 31, 2004.

As of December 31, 2004, the Company has net operating loss carryforwards for tax reporting purposes of approximately $9,200,000 expiring through 2023. As of December 31, 2004, the Company had a capital loss carryforward for tax reporting purposes of approximately $650,000 expiring in 2008.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


NOTE J - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:



Year ended             Pacific                    Trade       Fund-      Discontinued
December 31, 2003(a)   WebWorks     Intellipay    Works       Works      Operations(b)
--------------------   ------------ ------------- ----------- ---------- -------------
Revenues, net          $ 1,299,996  $    554,878  $  377,857  $   4,466  $          -

Income (loss) from
continuing operations      (71,879)       64,784    (335,629)    (5,480)            -

Gain (loss) from
discontinued operations    274,778             -           -          -             -

Net income (loss)      $   202,899  $     64,784  $ (335,629) $  (5,480) $          -
____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes Logio, Inc. through June 27, 2002 and World Commerce Network, LLC, non-operating, discontinued subsidiaries.


Year ended             Pacific                    Trade        Fund-      Discontinued
December 31, 2004(a)   WebWorks     Intellipay    Works        Works      Operations(b)
--------------------   ------------ ------------- ------------ ---------- -------------
Revenues, net          $ 1,081,088  $    484,339  $ 1,936,246  $ 115,812  $          -

Income (loss) from
continuing operations     (176,259)       75,635     (402,077)    11,233             -

Gain (loss) from
discontinued operations          -             -            -          -             -

Net income (loss)      $  (174,247) $     75,565  $  (401,951) $  12,306  $          -
____________________________________________________
(a)  Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b)  Includes World Commerce Network, LLC, a non-operating, discontinued subsidiary.




             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004


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


NOTE L - SUBSEQUENT EVENT

In February 2004, the Company agreed to purchase software technology and a recurring fee-based customer portfolio for $6,800. The purchase was made with 20,000 shares of the Company's common stock, valued at $0.09 per share on the date of the agreement and $5,000 in cash.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC to serve as our independent auditors.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   ITEM 8B.  OTHER INFORMATION
None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information. Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. R. Brett Bell is the son of Kenneth W. Bell.

Name                 Age  Position Held                        Director since
-------------------  ---- ------------------------------------ --------------
Christian R. Larsen  30   President and Director                  April 1999
Kenneth W. Bell      55   Chairman of the Board, Chief Executive  January 2001
                          Officer, Treasurer, and Director
R. Brett Bell        29   Secretary and Controller


Christian R. Larsen - Mr. Larsen currently serves as our President and he served as our Chief Executive Officer from April 1999 through January 2001. Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks. He has over eight years experience providing computer consulting and business management services.

Kenneth W. Bell -  On April 14, 2004, our board of directors appointed Kenneth
W. Bell as Chairman of the Board. On July 15, 2004, our board of directors appointed Kenneth W. Bell to serve in the capacity of Treasurer.

Kenneth W. Bell has served as our Chief Executive Officer since January 2001. He formerly served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has over thirty years experience in a variety of finance and management positions, including employment for fifteen years in the commercial banking industry in Utah and California. Mr. Bell received a bachelors degree from Brigham Young University in 1972.

R. Brett Bell - On April 14, 2004 our board of directors appointed Robert Brett Bell as Secretary of the company. He has been employed as a controller for Pacific WebWorks since 2001. Prior to becoming a controller for Pacific WebWorks, he held positions in Investor Relations and Accounting with Logio, Inc. from 1998 to 2001. He studied Economics and Finance at the University of Utah.

Audit Committee Financial Expert

We do not currently have an audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004 and representations from these reporting persons that no Forms 5 were required, we believe R. Brett Bell filed late a Form 3.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.


                    SUMMARY COMPENSATION TABLE
                                                             Long Term
                       Annual Compensation                   Compensation
                       --------------------                  ------------
                                                             Securities
Name and principal                                           underlying
position               Year       Salary ($)      Bonus ($)  Options/SAR's (#)
---------------------  -----      ----------      --------   --------------
Christian R. Larsen    2004       $ 70,396        $ 5,000     250,000
President              2003         67,896          4,000     275,000
                       2002         60,708          2,500      50,000

Kenneth W. Bell        2004       $ 94,250        $ 5,000     250,000
CEO, Treasurer         2003         90,917          4,000     300,000
                       2002         81,708          2,500      50,000

R. Brett Bell          2004       $ 58,458        $ 2,000     175,000
Secretary              2003         52,107          1,500     100,000
Controller             2002         44,657              0      35,000

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------
Christian R. Larsen     250,000        15.3%         0.07       10/20/09
Kenneth W. Bell         250,000        15.3%         0.07       10/20/09
R. Brett Bell           175,000        10.7%         0.07       10/20/09


(1) One half of the options granted vest six months after the date of grant and the remaining half of the options granted vest after twelve months.

Employment Contracts

On April 1, 2004 we entered into employment agreements with Kenneth W. Bell and Christian R. Larsen. Mr. Bell was employed as the Chief Executive Officer of Pacific WebWorks with a salary of $96,000 a year and will devote 80% of his working time to the business of the company. Mr. Larsen was employed as the President of Pacific WebWorks with a salary of $72,000 per year and will devote 100% of his working time to the business of the company. The remaining material terms of the employment agreements are identical.

The employment agreements terminate on March 31, 2006. Each year the salary shall be increased at a rate determined by the board of directors or in the amount of 6%. Each executive is entitled to yearly bonuses as determined by the board of directors, along with health and medical insurance and four weeks vacation time. Each executive agreed not to disclose company confidential information to third parties. If the executive resigns his position, he will be entitled to compensation for services rendered only. The company may terminate his employment for cause; but if his employment is terminated other than for cause, then he will receive a lump sum payment of his salary and incentive compensation within 30 days of the termination. Upon termination each executive shall have continued coverage under the insured employee benefit plan. Each executive promised to not release any proprietary information about the company for a period of two years after his termination of employment.

In the event the executive's employment is terminated due to a change in control of the company, as defined in the agreement, then he will receive two times the average sum of amounts paid to him for salary, bonus and profit sharing for the five fiscal years immediately preceding the date of change in control. If the executive suffers disability while employed, then he is entitled to a portion of his salary for an 18 month period. If he dies during his employment, then the company will pay one year's salary and incentives to his estate. Each executive is entitled to request by written notice that any shares he holds be registered, subject to itemized limitations in the employment agreement, when the company files certain registration statements.

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

               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0              $   0.00                  0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security
holders               5,334,424             0.37               2,165,576
---------------- ---------------------- ------------------- ---------------

Total                 5,334,424         $   0.37               2,165,576
---------------- ---------------------- ------------------- ---------------

2001 Equity Incentive Plan - On March 8, 2001, Pacific WebWorks' board of directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.
Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The board of directors amended the plan in 2003 to reserve 7,500,000 shares for this plan subject to periodic adjustments for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes. In the event of a merger, consolidation or plan of exchange to which we are a party or a sale of all, or substantially all, of our assets the committee may continue, assume, substitute, accelerate or settle the outstanding awards.

All of Pacific WebWorks and our subsidiaries' employees, are eligible for incentive stock options. Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights. We currently have twenty employees, officers and directors eligible to participate in the plan. An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors. As of the date of this filing, we do not have any independent directors.

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

As of December 31, 2004, the board of directors has granted options to acquire 5,334,424 shares of common stock with exercise prices ranging from $0.07 to $1.75 per share. The options vest periodically through October 2005 and expire through April 2011. The plan continues in effect until March 8, 2011, unless terminated by the board of directors. The board of directors may suspend or terminate the plan at any time.

Beneficial Ownership

The following table lists the beneficial ownership of Pacific WebWorks outstanding common stock for each of our executive officers and directors. We are unaware of any person or group that owns beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined according to the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 28,517,622 outstanding shares of common stock as of February 9, 2005, and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

Name and Address of            Number of Shares of                  Percentage
Beneficial Owners              Common Stock           Options (1)   of Class
-----------------------------  ---------------------  ------------  ----------

Christian R. Larsen               878,000 (2)            775,000      5.6%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Kenneth W.  Bell                  217,311 (3)          1,112,878      7.2%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101


R. Brett Bell                           0                259,737      Less
180 South 300 West, Suite 400                                         than 1%
Salt Lake City, Utah 84101

All executive officers and      1,095,311              2,147,615      10.5%
directors as a group

   (1)    Represents options exercisable within the next 60 days.
   (2) Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate.
   (3) Includes 76,309 shares held by Mr. Bell and 141,002 shares owned jointly with his spouse.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

                        ITEM 13.  EXHIBITS

No.    Description

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

10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
       10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, File No. 0-26731, filed July 16, 1999)
10.5   Form of employment agreement for executive officers, dated April 1,
       2004
21.1   Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
       21.1 for Form 10-QSB, filed November 13, 2003)
31.1   Chief Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,508 for fiscal year ended 2003 and $2,840 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $4,325 for fiscal year ended 2003 and $4,740 for fiscal year ended 2004.

All Other Fees

The aggregate fees billed for each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2003 and $6,920 for fiscal year ended 2004.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Pacific WebWorks, Inc.


                                       /s/ Christian R. Larsen
Date: March 29, 2005               By:_____________________________________
                                      Christian R. Larsen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      /s/ Christian R. Larsen
Date: March 29, 2005                  _____________________________________
                                      Christian R. Larsen
                                      President and Director

                                      /s/ Kenneth W. Bell
Date: March 29, 2005                  _____________________________________
                                      Kenneth W.  Bell
                                      Chairman of the Board, Chief Executive
                                      Officer,  Principal Financial and
                                      Accounting Officer and Treasurer

                                      /s/ R. Brett Bell
Date: March 29, 2005                    _____________________________________
                                      R. Brett Bell
                                      Secretary and Controller