Form 10QSB
period 2005-03-31
PACIFIC WEBWORKS INC
filed 2005-05-16
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

As of May 9, 2005 Pacific WebWorks, Inc. had a total of 28,517,622 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................2

Item 2:  Management's Discussion and Analysis.............................13

Item 3:  Controls and Procedures..........................................19

                    PART II: OTHER INFORMATION

Item 6:  Exhibits.........................................................19

Signatures................................................................20

                 PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three month periods ended March 31, 2004 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                    December 31,   March 31,
                                                        2004         2005
                                                  ------------- --------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $   452,983  $     377,114
  Receivables, less allowance for doubtful
    receivables of $127,000 in 2005 and
    $59,350 in 2005                                     96,260        129,820
  Prepaid expenses                                      74,502        110,450
                                                  ------------- --------------

    Total current assets                               623,745        617,384
                                                  ------------- --------------

PROPERTY AND EQUIPMENT, NET AT COST                     70,382         64,782
RESTRICTED CASH                                        136,519         71,489
GOODWILL                                             2,946,253      2,946,253
OTHER ASSETS                                            22,988         18,799
                                                  ------------- --------------

                                                  $  3,799,888  $   3,718,706
                                                  ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $     89,164  $      86,502
  Accrued liabilities                                  181,109        169,198
  Deferred revenue                                     431,578        494,970
  Net current liabilities from
    discontinued operations                            235,274        235,274
                                                  ------------- --------------

    Total current liabilities                          937,125        985,944
                                                  ------------- --------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding
    28,517,622 in 2004 and 28,537,622 in 2005           28,518         28,538
  Additional paid-in capital                        15,560,971     15,562,951
  Accumulated deficit                              (12,726,727)   (12,858,727)
                                                  ------------- --------------

    Total stockholders' equity                       2,862,762      2,732,762
                                                  ------------- --------------

                                                  $  3,799,888  $   3,718,706
                                                  ============= ==============

 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                      2004           2005
                                                  ------------- -------------
Revenues, net
  Software, access and license fees               $     96,880  $    225,574
  Hosting, gateway and maintenance fees                331,635       407,364
  Training and education                                85,536       114,466
  Merchant accounts, design and other                  111,875       116,976
                                                  ------------- -------------
                                                       625,926       864,381

Cost of sales                                          236,527       208,833
                                                  ------------- -------------

    Gross profit                                       389,399       655,548

Selling expenses                                       270,981       393,250
Research and development                                54,434        62,137
General and administrative                             270,883       331,978
Depreciation and amortization                           14,351         7,791
                                                  ------------- -------------

    Total operating expenses                           610,649       795,156
                                                  ------------- -------------

    Net loss from operations                          (221,250)     (139,608)
                                                  ------------- -------------
Other income (expense)
  Interest income                                        1,190         1,564
  Other income, net                                      1,337         6,043
                                                  ------------- -------------
                                                         2,527         7,608
                                                  ------------- -------------
   Net loss from continuing operations
    before income taxes                               (218,723)     (132,000)

Income Taxes                                                 -             -
                                                  ------------- -------------

   NET LOSS                                       $   (218,723) $   (132,000)
                                                  ============= =============

Net loss per common share - basic and diluted     $      (0.01) $          -
                                                  ============= =============
Weighted-average number of shares outstanding
   Basic                                            24,587,622    28,522,622
   Diluted                                          24,587,622    28,833,733



 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                         Three months
                                                        ended March 31,
                                                       2004         2005
                                                  ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net loss                                        $   (218,723) $   (132,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities
     Depreciation & amortization                        14,351         7,791
     Bad debt expense                                   76,243       140,674
  Changes in assets and liabilities
     Receivables                                       (99,610)     (174,234)
     Prepaid expenses and other assets                  33,367       (29,758)
     Accounts payable and accrued liabilities           25,048       (14,573)
     Deferred revenue                                  163,574        63,392
                                                  ------------- -------------

        Total adjustments                              212,973        (6,709)
                                                  ------------- -------------
        Net cash used in continuing
        operating activities                            (5,750)     (138,709)
                                                  ------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                   (1,993)       (2,190)
  Sale (purchase) of certificate of deposit                  -             -
  Cash on reserve with bank                            (16,957)       65,030
  Purchase of residual portfolio                       (45,948)            -
                                                  ------------- -------------
        Net cash provided by (used in)
        investing activities                           (47,941)       62,840
                                                  ------------- -------------

Cash flows from financing activities                         -             -
                                                  ------------- -------------
        Net cash provided by (used in)
        financing activities                                 -             -
                                                  ------------- -------------

Net decrease in cash and cash equivalents              (70,648)      (75,869)

Cash and cash equivalents at beginning of period       500,712       452,983
                                                  ------------- -------------

Cash and cash equivalents at end of period        $    430,064  $    377,114
                                                  ============= =============

Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                          $          -  $          -
  Cash paid for income taxes                                 -             -

Non-cash financing and investing activities:
-------------------------------------------
  Shares issued for customer portfolio
     and technology                               $          -  $     2,000


 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2005
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2005. Certain prior period balances have been reclassified to conform with current period presentation.

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., and World Commerce Network, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of World Commerce Network, LLC have been discontinued.

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

                          March 31, 2005
                            (Unaudited)

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


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 4,696,302 related to options and 1,300,000 related to warrants were excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 because their effects were anti-dilutive. Potentially issuable common shares totaling 5,023,313 related to options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2005
                            (Unaudited)

NOTE 2 - OPERATING LEASE REVENUES

During third quarter 2003, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of March 31, 2005 are as follows:


                         Through
                         March 31,
                        -----------
                          2006                  $   204,310
                          2007                      191,360
                          2008                       72,240
                          Thereafter                      -
                                                ------------
                                                $   467,910
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

NOTE 3 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of March 31, 2005.

As of March 31, 2005, a total of 5,334,424 options were outstanding at exercise prices ranging from $0.07 to $1.75 per share. As of March 31, 2005, a total of 3,934,424 options were exercisable at exercise prices ranging from $0.07 to $1.75 per share. Options expire through April 2011.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25,

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2005
                           (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY - CONTINUED

Equity Incentive Plan - Continued
---------------------------------
Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123

For each option granted, the Company calculated the minimum fair value on the date of the grant using the using the Black-Scholes option-pricing model as prescribed by SFAS No. 123.

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:



                                              Three Months Ended
                                                   March 31,
                                               2004          2005
                                          ------------- -------------

Net income (loss), as reported            $   (218,723) $   (132,000)

Deduct: Total stock-based charges
determined under fair value-based method       (78,410)      (11,086)
                                          ------------- -------------
Pro forma net earnings (loss)             $   (297,133) $   (143,086)
                                          ============= =============
Net earnings (loss) per share -  basic
and diluted, as reported                  $      (0.01) $       ( - )
                                          ============= =============
Net earnings (loss) per share basic,
pro forma                                 $      (0.01) $      (0.01)

Net earnings (loss) per share diluted,
pro forma                                 $      (0.01) $       ( - )
                                          ============= =============


No options were granted during the three months ended March 31, 2004 or 2005, respectively.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2005
                           (Unaudited)

NOTE 4 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2004 and March 31, 2005:

                                                       World
                                                       Commerce
                                                       Network, LLC
ASSETS
Current assets                                         $         -
Long-term assets                                                 -
                                                       -------------
  Total assets                                         $         -
                                                       =============
LIABILITIES
Payables past due                                      $     64,010
Accrued liabilities                                         171,264
                                                       -------------
  Total current liabilities                            $    235,274
                                                       =============

Net current liabilities                                $    235,274
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

Pending litigation
------------------
In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at March 31, 2005 and December 31, 2002 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

                          March 31, 2005
                           (Unaudited)

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

As of March 31, 2005, Intellipay, Inc. has recorded an accrued liability of approximately $91,500 related to the months of office lease under default, less months re-leased by the property manager to others, including all interest and late fees.

Other matters
-------------
The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended     Pacific                 Trade-    Fund-   Discontinued
March 31, 2004(a)      WebWorks   Intellipay   Works     Works   Operations(c)
--------------------  ----------- ---------- ---------- -------- -------------

Revenues, net         $  247,859  $ 117,458  $ 252,216  $ 8,393  $         -

Income (loss) from
continuing operations    (30,937)    29,246   (213,958)  (3,074)           -

Gain (loss) from
discontinued operations        -          -          -        -            -

Net income (loss)     $  (30,937) $  29,246  $(213,958) $(3,074) $         -
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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2005
                           (Unaudited)



Three months ended  Pacific                Trade-    Fund-    Discontinued
March 31, 2005(a)   WebWorks  Intellipay   Works     Works    Operations(b)(c)
------------------  --------- ---------- ---------- --------- ---------------
Revenues, net       $ 305,208 $ 129,114  $ 382,459  $ 47,600  $          -

Net income (loss)   $   5,303 $  12,634  $(165,312) $ 15,375  $          -
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

NOTE 8 - SUBSEQUENT EVENT

Issuance of stock options
-------------------------
In April 2005, the Company issued options to an employee for the purchase 50,000 shares of its common stock. The options are exercisable at $0.10 per share which represents the fair market value on the date of grant, vest 50% on the date of grant and 50% in October 2006 and expire in April 2015.

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

Intellipay Inc. specializes in providing online, secure and real-time payment processing services for businesses of all sizes. Our TradeWorks Marketing, Inc. subsidiary mass markets Pacific WebWorks and Intellipay products. TradeWorks conducts educational/sales events related to our technologies throughout the United States. FundWorks, Inc. provides operating lease arrangements for certain TradeWorks customers.

We enjoyed revenue growth of nearly 40% for the three month period ended March 31, 2005 (the "2005 first quarter") when compared to the three month period ended March 31, 2004 (the "2004 first quarter"), with revenues increasing in every reporting category. The greatest percentage growth came in the area of software, access and license fees, which increased by over 230% for the 2005 first quarter compared to the 2004 first quarter.

Additionally, in February of 2005 we acquired a new marketing based technology, Wealth Voyage, that is playing an increasing role in our future strategic plans. We are in the process of incorporating this technology into our current marketing operations and are negotiating new partnering opportunities surrounding this technology.

Access to capital and development resources, along with the need for new and better methods of product distribution continue to be our greatest challenge. During the 2005 first quarter we added a senior business development officer who has been charged with the responsibility to expand our Intellipay distribution channels and orchestrate the company growth in this area of our business

Pacific WebWorks and IntelliPay have great potential in the marketplace. However, hurdles exist, such as identifying and implementing effective product distribution channels, economic changes generally, gaining marketplace acceptance and addressing shifting public attitudes for technology products that could pose a threat to our success.

Liquidity and Capital Resources

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

As of March 31, 2005 we had negative working capital of $368,560.
Accordingly, we are unable to satisfy our total current liabilities, including those of our discontinued operations, with our current assets and must continue to negotiate favorable settlements for certain of these liabilities. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows. It should be noted that 50.2% of our current liabilities are made up of deferred revenues that will be recognized over the next 12 months and do not require a specific cash outlay, but only that we remain a going concern.

Net cash used in continuing operations was $138,709 for the 2005 first quarter compared to net cash used in continuing operating activities of $5,750 for the 2004 first quarter. The net cash used by operations for 2005 was primarily the result of increased advertising expense and commissions paid to obtain revenues for our products and services and the related timing differences in recognition of those deferred revenues.

Net cash provided by investing activities was $62,840 for 2005 first quarter compared to net cash used by investing activities of $47,941 for the 2004 first quarter. Investing activities for the 2005 first quarter were primarily related to liquidation of cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account. Investing activities for 2004 first quarter consisted primarily of cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account and the purchase of a residual portfolio of monthly gateway customers.

Financing

We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we have. We believe that we may need an additional $1 to $2 million during the next twelve months to continue to keep up with technological improvements and further our business development strategies. However, during the 2005 and 2004 first quarters we did not participate in any financing activities. We believe additional funding may be obtained through additional debt arrangements or equity offerings. However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans and growth could be slowed, which may result in declines in our operating results and common stock market price.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,400 per month. Future minimum lease payments under this lease are $101,760 per year through 2006. As of March 31, 2005, we had an accrued liability of approximately $91,500 related to the Intellipay's operating lease default.

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

Our total current liabilities at March 31, 2005, were comprised of accounts payable, accrued liabilities, deferred revenue and net current liabilities from discontinued operations. Accounts payable totaled $86,502 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $169,198 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $494,970 at March 31, 2005. Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of March 31, 2005, World Commerce Network's accrued liabilities included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation, approximately $56,000 for estimated customer refunds, and approximately $65,000 plus interest for an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks, our subsidiary. The customers pay $59.95 per month for the operating lease agreement and the agreements have a term of 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of March 31, 2005 are approximately $204,310 through March 31, 2006, $191,360 through March 31, 2007 and $72,240 through March 31, 2008.
Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $377,110 at March 31, 2005. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that will be owed to parties in the form of settlement or in judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Recent Accounting Announcements

In December 2004, FASB issued SFAS No. 123(R) which requires compensation costs relating to share-based payment transactions to be recognized in financial statements and that the costs will be measured based on the fair value of the instruments issued. We will be required to apply this statement as of the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt this new statement in the third quarter of 2005.
In the meantime we will continue to account for stock options under APB Opinion No. 25, under which no compensation is recognized. SFAS No. 123(R) provides alternative methods of transition for voluntary change to the fair value base method of accounting for stock-based compensation and Note 3 to our financial statements illustrates the effect on net losses and loss per share if we had applied the fair value recognition of SFAS No. 123(R) for the 2005 and 2004 first quarters.

Results of Operations

The following discussions are based on the consolidated financial statements for the three month periods ended March 31, 2004 and 2005 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The following discussions should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

       Comparison of 2004 and 2005 First Quarter Operations
       ----------------------------------------------------

                                   Quarter ended    Quarter ended
                                   March 31, 2004   March 31, 2005
                                   ---------------  ---------------
Revenues, net                      $      625,926   $      864,381

Cost of sales                             236,527          208,833

Gross profit                              389,399          655,548

Total operating expenses                  610,649          795,156

Loss from operations                     (221,250)        (139,608)

Other income and (expense), net             2,527            7,608

Net earnings (loss)                      (218,723)        (132,000)

Net earnings (loss) per share      $        (0.01)  $        (0.00)

Even with the deferral of a significant amount of our sales, our revenues increased by 38.1% for the 2005 first quarter compared to the 2004 first quarter. This increase was primarily the result of sales and training events conducted by our subsidiary, TradeWorks Marketing. We recognize hosting, maintenance, transaction and processing fees in the period in which fees are fixed or determinable and the related products or services are provided to the user. Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed. Fees for the set-up of merchant accounts are deferred and recognized as services are delivered, which is generally two months. Training and design revenues are recognized as the related services are performed.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. Cost of sales decreased 11.7% for 2005 first quarter compared to the 2004 first quarter. As a result of increased revenues our gross profit increased 68.3% for the 2005 first quarter compared to 2004 first quarter.

Total operating expenses increased 30.2% for the 2005 first quarter compared to the 2004 first quarter. Selling expenses increased 45.1% for the 2005 first quarter compared to the 2004 first quarter as a result of our new marketing approach. For the 2005 first quarter research and development expenses increased 14.1%, and general and administrative expenses increased 22.6%. However, depreciation and amortization decreased 45.7%.

Net other income for the 2005 and 2004 first quarters was primarily related to interest income earned on certificates of deposit and other income from third-party promotional income.

As a result of the above items, we recorded a net loss for both the 2005 and 2004 first quarters with a loss per share of $0 for 2005 first quarter and a loss per share of $0.01 for the 2004 first quarter.

Balance Sheet - At March 31, 2005 we did not record material changes in assets and liabilities compared to December 31, 2004.

                      Summary Balance Sheet
                      ---------------------

                                    For year ended       For the quarter ended
                                    December 31,  2004   March 31, 2005
                                    -------------------- ------------------

Cash and cash equivalents           $           452,983  $         377,114

Total current assets                            623,745            617,384

Total assets                                  3,799,888          3,718,706

Total current liabilities                       937,125            985,944

Accumulated deficit                         (12,726,727)       (12,858,727)

Total stockholders equity           $         2,862,762  $       2,732,762


Factors Affecting Future Performance

We are currently dependent on the efforts of our internal business development team and those of resellers, including our subsidiary, TradeWorks Marketing, and outsourced marketing alliances for our continued growth.

We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and to cover customer attrition. Many of our previously significant resellers have become inactive or dormant. We expect overall sales to remain constant for the next six months due to developing marketing activities and the recognition of deferred revenues. We are actively recruiting additional resellers and sales channels to replace inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees.

We have introduced our products and services to markets using aggressive marketing and sales methods that are highly regulated and pose financial risks. These include seminar sales and operating lease agreements with high credit-risk customers. The regulation over these types of marketing and sales techniques are rigid and heavily enforced. We also enter into factoring arrangements with third party financing companies for the sale of our lease agreements for cash. We may encounter increased costs and may be exposed to other financial risks in order to obtain revenues and to collect on these accounts, including the resulting high customer return rates and other collections factors from these markets.

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

We are dependent upon our merchant accounts to accept payment for services from a large number of our customers and if we lose these merchant accounts it would have an adverse affect on our ability to collect on sales, which would reduce our working capital, cash inflow and earnings, and increase our losses.

Wide scale implementation of a new technology or payment methods could potentially render one or more of our services or products obsolete. In the event that stored-value cards, electronic cash equivalents or wireless communications are implemented on a wide scale, then we could be forced to modify our payment services or software to remain competitive.

We face intense competition that may slow our growth and force our prices down. We expect this competition to intensify in the future with new competitors and competitive services and products regularly entering the market. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to market our services.

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

Any breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for network and Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Although we have met the requirements for certification and approval by Visa and MasterCard security programs, any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services.

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

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures, as defined by the Securities and Exchange Act of 1934, and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 31, 2005, remain accurate.

                   PART II -- OTHER INFORMATION

ITEM 6: EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

 3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
 3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
     10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Strategic Reseller Agreement with U.S. Merchant Systems (Incorporated by reference to exhibit No. 10.9 for Form 10, as amended, File No. 0-26731, filed July 16, 1999)
10.5 Form of employment agreement for executive officers, dated April 1, 2004 (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 31, 2005)
21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
     21.1 for Form 10-QSB, filed November 13, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PACIFIC WEBWORKS, INC.



                                  /s/ Christian R. Larsen
Date: May 13, 2005            By: _____________________________________
                                  Christian R. Larsen
                                  President and Director


                                  /s/ Kenneth W. Bell
Date: May 13, 2005            By: _____________________________________
                                  Kenneth W. Bell
                                  Chief Executive Officer, Treasurer,
                                  Principal Financial and Accounting
                                  Officer, and Chairman of the Board



                                  /s/ R. Brett Bell
Date: May 13, 2005            By: _____________________________________
                                  R. Brett Bell
                                  Secretary and Controller