Form 10QSB
period 2005-06-30
PACIFIC WEBWORKS INC
filed 2005-08-12
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of July 27, 2005, Pacific WebWorks, Inc. had a total of 32,935,060 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation........16

Item 3.  Controls and Procedures..........................................22

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......22

Item 5.  Other Information................................................22

Item 6.  Exhibits.........................................................23

Signatures................................................................25



                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and six month periods ended June 30, 2004 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS


                                                    December 31,   June 30,
                                                        2004         2005
                                                   ------------- -------------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    452,983  $    596,819
  Receivables
    Trade, less allowance for doubtful
    receivables of $127,000 in 2004 and
    $306,000 in 2005                                     96,260       164,760
  Prepaid expenses                                       74,502        57,772
                                                   ------------- -------------
     Total current assets                               623,745       819,351

PROPERTY AND EQUIPMENT, NET AT COST                      70,382        58,824

OTHER ASSETS
  Restricted Cash                                       136,519        81,704
  Goodwill                                            2,946,253     2,946,253
  Other, net                                             22,989        13,839
                                                   ------------- -------------

     Total other assets                               3,105,761     3,100,619
                                                   ------------- -------------

                                                   $  3,799,888  $  3,919,970
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $     89,165  $    177,641
  Accrued liabilities                                   181,109       173,189
  Deferred revenue                                      431,578       627,473
  Net current liabilities from
    discontinued operations                             235,274       235,274
                                                   ------------- -------------

     Total current liabilities                          937,126     1,213,576
                                                   ------------- -------------

CONVERTIBLE NOTES PAYABLE                                     -       200,000

STOCKHOLDERS' EQUITY

  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 28,517,622
   in 2004 and 28,767,622 in 2005                        28,518        28,768
  Additional paid-in capital                         15,560,971    15,577,720
  Accumulated deficit                               (12,726,727)  (13,100,095)
                                                   ------------- -------------
     Total stockholders' equity                       2,862,762     2,506,394
                                                   ------------- -------------
                                                   $  3,799,888  $  3,919,970
                                                   ============= =============


 The accompanying notes are an integral part of these statements.



                 Pacific WebWorks, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                             Six months ended         Three months ended
                                                  June 30,                   June 30,
                                              2004          2005        2004          2005
                                         ------------ ------------- ------------ -------------
Revenues, net
  Software, access and license fees      $   247,456  $    376,987  $   150,576  $    151,413
  Hosting, gateway and maintenance fees      674,988       829,092      343,353       421,729
  Training and education                     310,872       226,338      225,637       111,872
  Merchant accounts, design and other        338,373       415,985      140,962       299,009
                                         ------------ ------------- ------------ -------------
                                           1,571,688     1,848,403      945,762       984,022

Cost of sales                                573,277       517,398      336,750       308,564
                                         ------------ ------------- ------------ -------------

       Gross profit                          998,411     1,331,006      609,012       675,458

Selling expenses                             766,931       872,675      495,950       479,425
Research and development                     116,550       125,687       62,116        63,550
General and administrative                   530,705       693,857      259,822       361,880
Depreciation and amortization                 28,805        15,414       14,454         7,623
                                         ------------ ------------- ------------ -------------

       Total operating expenses            1,442,990     1,707,633      832,341       912,478
                                         ------------ ------------- ------------ -------------

Net loss from operations                    (444,579)     (376,628)    (223,329)     (237,020)
                                         ------------ ------------- ------------ -------------
Other income (expense)
  Interest income                              2,148         4,326          958         2,762
  Other income, net                            1,173        (1,066)        (164)       (7,110)
                                         ------------ ------------- ------------ -------------
                                               3,321         3,260          794        (4,348)
                                         ------------ ------------- ------------ -------------
       Net loss from continuing
       operations before income taxes       (441,258)     (373,368)    (222,535)     (241,368)

Income taxes                                       -             -            -             -
                                         ------------ ------------- ------------ -------------
Net income (loss) from continuing
 operations                                 (441,258)     (373,368)    (222,535)     (241,368)

Discontinued operations
  Gain (loss) from operations (net of
   income tax)                                     -             -            -             -
  Gain on disposal (net of income tax)             -             -            -             -
                                         ------------ ------------- ------------ -------------
       Total gain (loss) from
       discontinued operations                     -             -            -             -
                                        ------------ ------------- ------------ -------------

NET EARNINGS (LOSS)                      $  (441,258) $   (373,368) $  (222,535) $   (241,368)
                                         ============ ============= ============ =============
Net earnings (loss) per common share -
basic and diluted
   Net income (loss) from continuing
     operations                          $     (0.02) $      (0.01) $     (0.01) $      (0.01)
   Gain (loss) from discontinued
     operations                                    -             -            -             -
                                         ------------ ------------- ------------ -------------
   Net earnings (loss)                   $     (0.02) $      (0.01) $     (0.01) $      (0.01)
                                         ============ ============= ============ =============
Weighted-average number of shares
outstanding -   Basic and diluted         24,587,622    28,607,125   24,587,622    28,695,644
                                         ============ ============= ============ =============




     The accompanying notes are an integral part of these statements.


                                    4


                 Pacific WebWorks, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                                             For the
                                                                           six months
                                                                          ended June 30,
                                                                        2004          2005
                                                                  --------------- --------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
    Net loss                                                      $     (441,258) $    (373,368)
    Less: Loss (gain) from discontinued operations (net of taxes)              -              -
                                                                  --------------- --------------
      Loss from continuing operations                                   (441,258)      (373,368)
    Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation & amortization                                         28,805         15,414
      Bad debt expense                                                   153,965        306,070
      Loss on sale or abandonment of property and equipment                    -              -
    Changes in assets and liabilities
      Receivables                                                       (230,369)      (374,570)
      Prepaid expenses and other assets                                   28,737         40,880
      Accounts payable and accrued liabilities                            37,849         80,556
      Deferred revenue                                                   405,383        195,895
                                                                  --------------- --------------

      Total adjustments                                                  424,369        264,245

      Net cash used in continuing operating activities                   (16,889)      (109,123)
                                                                  --------------- --------------
 Cash flows from investing activities
    Purchases of property and equipment                                  (10,032)        (3,856)
    Purchase of certificate of deposit                                         -              -
    Cash on reserve with bank                                            (47,203)        54,815
    Proceeds from sale of discontinued operations                              -              -
                                                                  --------------- --------------

      Net cash provided by (used in) investing activities                (57,235)        50,959
                                                                  --------------- --------------
 Cash flows from financing activities
    Proceeds from convertible notes payable                                    -        200,000

                                                                  --------------- --------------

      Net cash used in financing activities                                    -        200,000
                                                                  --------------- --------------

      Net cash provided by (used in) continuing operations               (74,123)       141,836
      Net cash used in discontinued operations                                 -              -
                                                                  --------------- --------------

      Net increase (decrease) in cash and cash equivalents               (74,123)       141,836

Cash and cash equivalents at beginning of period                         500,712        452,983
                                                                  --------------- --------------

Cash and cash equivalents at end of period                        $      426,589  $     594,819
                                                                  =============== ==============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                         $            -  $           -
   Cash paid for income taxes                                                  -              -
Non-cash financing activities:
   Stock issued for insurance services                            $            -  $      15,000
   Stock issued for customer portfolio and technology                          -         17,000



     The accompanying notes are an integral part of these statements.



             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
----------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2004. The results of operations for the three months ended June 30, 2005 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2005. Certain prior period balances have been reclassified to conform with current period presentation.

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

                          June 30, 2005
                            (Unaudited)

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

Revenues from up-front fees are deferred and recognized over the period services are performed ranging from eight months to one year. Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Stock Based Compensation
------------------------
The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as amended by SFAS
No. 148, Accounting for Stock-Based Compensation   Transition and Disclosure,
an amendment of FASB Statement No. 123.
For each option granted, the Company calculated the minimum fair value on the date of the grant using the using the Black-Scholes option-pricing model as prescribed by SFAS No. 123.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)

NOTE 3 - STOCK-BASED COMPENSATION (CONTINUED)

Stock Based Compensation - Continued
------------------------------------
If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:



                                 Six Months Ended       Three Months Ended
                                     June 30,               June 30,
                                 2004         2005          2004       2005
                           ------------ ------------ ------------ ------------
Net income (loss),
as reported                $  (441,258) $  (373,368) $  (222,535) $  (241,368)

 Deduct: Total stock-based
 charges determined under
 fair value-based method      (156,820)    (395,540)     (78,410)    (252,454)

Pro forma net earnings
(loss)                     $  (598,078) $     (0.01) $  (300,945) $     (0.01)

Net earnings (loss) per
share basic and diluted,
as reported                $     (0.02) $     (0.01) $     (0.01) $     (0.01)

Net earnings (loss) per
share basic and diluted,
pro forma                  $     (0.02) $     (0.01) $     (0.01) $     (0.01)


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 4,507,302 related to options were excluded from the calculation of diluted loss per share for the three months ended June 30, 2004 because their effects were anti-dilutive. Potentially issuable common shares totaling 4,747,151 related to options were excluded from the calculation of diluted loss per share for the three months ended June 30, 2005 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)

NOTE 2 - OPERATING LEASE REVENUES

During quarter and six months ended June 30, 2005, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of June 30, 2005 are as follows:

                                                   Through
                                                   June 30,
                                                  ----------
                           2006                   $  234,000
                           2007                      207,000
                           2008                       62,000
                           Thereafter                      -
                                                  ----------
                                                  $  503,000
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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

On June 28, 2005, the Company entered into a Promissory Note agreement with a limited liability company for $100,000. The note bears interest at 8% per annum, is due in full including principal and interest on December 31, 2006. The note is collateralized by the Company's business assets. The note is convertible into the Company's common stock at a price of $0.06 per share which represents the fair market value of the stock on the date of note issuance.

On June 30, 2005, the Company entered into an additional Promissory Note agreement with a limited liability company for $100,000. The note bears interest at 8% per annum, is due in full including principal and interest on December 31, 2006. The note is collateralized by the Company's business assets. The note is convertible into the Company's common stock at a price of $0.06 per share which represents the fair market value of the stock on the date of note issuance.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY

Stock Issuance
--------------
During the six months ended June 30, 2005, the Company issued 20,000 shares of its common stock to purchase a portfolio of recurring service customers and related technology valued at $2,000.

During the three months ended June 30, 2005, the Company issued 250,000 shares of its common stock for payment of $17,000 related to insurance premiums.

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of June 30, 2005.

As of June 30, 2004, a total of 4,507,302 options at exercise prices ranging from $0.14 to $2.00 per share were outstanding, and exercisable at prices ranging from $0.30 to $0.90 per share. As of June 30, 2004, a total of 3,502,302 options were exercisable at exercise prices ranging from $0.14 to $2.00 per share. As of June 30, 2005, a total of 4,757,151 options were outstanding at exercise prices ranging from $0.07 to $1.75 per share. As of June 30, 2005, a total of 4,032,151 options were exercisable at exercise prices ranging from $0.07 to $1.75 per share. Options expire through April 2011.

No options were granted during the three or six months ended June 30, 2004. Options to purchase 50,000 shares of the Company's common stock were granted during the three months ended June 30, 2005 at an exercise price of $0.10 per share. These options vest through April 2006 and expire in April 2010.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)


NOTE 5 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2004 and March 31, 2005:

                                            World
                                            Commerce
                                            Network, LLC
                                            ------------
ASSETS
Current assets                              $         -
Long-term assets                                      -
                                            ------------
  Total assets                              $         -
                                            ============
LIABILITIES
Payables past due                                64,010
Accrued liabilities                             171,264
                                            ------------
  Total current liabilities                 $   235,274
                                            ============

Net current liabilities                     $   235,274
                                            ============


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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)

NOTE 5 - DISCONTINUED OPERATIONS - CONTINUED

Discontinued subsidiary - World Commerce Network, LLC - Continued
-----------------------------------------------------------------
liability for this matter. Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.


NOTE 6 - OPERATING COMMITMENTS

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                           (Unaudited)


NOTE 7 - SEGMENT REPORTING

Segment reporting by business unit follows:

Six months ended      Pacific                  Trade-    Fund-   Discontinued
June 30, 2004(a)      WebWorks    Intellipay   Works     Works   Operations(b)
--------------------  ----------- ---------- ---------- -------- -------------
Revenues, net         $  487,497  $ 236,198  $  827,131 $ 20,862 $         -

Income (loss) from
continuing operations    (98,172)    45,589    (390,614)  (1,262)          -

Gain (loss) from
discontinued operations        -          -           -        -           -

Net income (loss)     $  (95,785) $  45,557  $ (389,770) $(1,262)          -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.


Six months ended      Pacific                  Trade-    Fund-   Discontinued
June 30, 2005(a)      WebWorks    Intellipay   Works     Works   Operations(b)
--------------------  ----------- ---------- ---------- -------- -------------

Revenues, net         $  617,026  $ 259,740  $ 868,943  $102,694 $         -

Net income (loss)     $  (66,508) $  39,017  $(386,954) $ 41,307 $         -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)


NOTE 7 - SEGMENT REPORTING - CONTINUED


Three months ended    Pacific                  Trade-    Fund-   Discontinued
June 30, 2004(a)      WebWorks    Intellipay   Works     Works   Operations(b)
--------------------  ----------- ---------- ---------- -------- -------------

Revenues, net         $  240,509  $ 118,772  $ 574,071  $ 12,410 $         -

Income (loss) from
continuing operations    (64,828)    16,343   (176,656)    1,812           -

Gain (loss) from
discontinued operations        -          -          -         -           -

Net income (loss)     $  (64,848) $  16,311  $(175,812) $  1,812 $         -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.


Three months ended    Pacific                  Trade-    Fund-   Discontinued
June 30, 2005(a)      WebWorks    Intellipay   Works     Works   Operations(b)
--------------------  ----------- ---------- ---------- -------- -------------
Revenues, net         $  311,819  $ 130,626  $ 486,484  $ 55,094 $         -

Net income (loss)     $  (71,811) $  26,353  $(221,842) $ 25,932 $         -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2005
                            (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

Unit Purchase Agreement
-----------------------

On July 1, 2005, the Company entered into a Unit Purchase Agreement with investors for up-to 4,500,000 units at $0.06 per unit. A unit consists of one share of the Company's common stock and one warrant for the purchase of an additional share at a specified exercise price. One half of the warrants have an exercise price of $0.12 per share and one half have an exercise price of
$0.17 per share.   Warrants are immediately exercisable and will expire one
year from the effective date of a registration statement to be filed covering the shares.

During July 2005, 4,166,667 units were purchased resulting in the issuance of 4,166,667 shares of the Company's common stock for total funding of $250,000. Also in July 2005, investors exercised warrants at $0.12 per share for 2,083,333 shares of the Company's common stock for $250,000 in cash. Immediately following these transactions warrants representing 2,083,333 shares of the Company's common stock were outstanding at an exercise price of $0.17 per share.

Payment of Convertible Notes Payable
------------------------------------

On July 1, 2005, convertible notes payable totaling $200,000 (Note 3) were paid in full.

Issuance of Warrants for Investor Relations Services
----------------------------------------------------

On July 1, 2005, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to an investor relations firm. The warrants are immediately exercisable for 500,000 shares at $0.10 and 500,000 shares at $0.15 and expire in July 2008. The fair value of this transaction totals $9,832 which has been estimated using the Black Scholes option-pricing model.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

The company consists of the operations of Pacific WebWorks and its three operating subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc. and FundWorks, Inc. We also have a non-operating, discontinued operations subsidiary, World Commerce Network, LLC.

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turn-key applications allowing small- to medium-sized businesses to expand their business over the Internet. Our product family provides tools for web site creation, management and maintenance, electronic business storefront hosting, and Internet payment systems for the small- to medium-sized business and organization. Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools(TM) software, the Intellipay payment systems, education and hosting services.

Our subsidiary, Intellipay Inc., specializes in providing online, secure and real-time payment processing services for businesses of all sizes. Our TradeWorks Marketing, Inc. subsidiary mass markets Pacific WebWorks and Intellipay products. TradeWorks conducts educational/sales events related to our technologies throughout the United States. FundWorks, Inc. provides operating lease arrangements for certain TradeWorks customers.

During the second quarter of 2005 we continued to refine and expand our marketing efforts. These refinements resulted in significantly increased registrations, attendance and product purchases at our June 2005 nationwide sales and training events. We look forward to continued benefits from these marketing refinements as we seek additional means to market our products to the small business community.

Additionally, we negotiated a financing that culminated on July 1, 2005 in the execution of a Unit Purchase Agreement that could ultimately result in a capital injection to the company of $850,000 if all the unit warrants are exercised. To date we have received a total of $500,000. The remaining $350,000 is in the form of warrants exercisable at $0.17 per share.

We also engaged a new investor relations firm, Chesapeake Group, Inc., to assist us in our communications with our shareholders.

Challenges continue to be in the area of stiff competition and advancing technologies coupled with the need for capital and talent. We believe we are making progress in all of these areas, but it is a constant challenge.

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

Net cash used in continuing operations for the six month period ended June 30, 2005 (the "2005 six month period") was $109,123 compared to $16,889 for the 2004 six month period. The increase in net cash used by continuing operations for the 2005 six month period was primarily the result of increased receivables and decreased deferred revenue for that period.

Net cash provided by investing activities was $50,959 for the 2005 six month period compared to net cash used in investing activities of $57,235 for the 2004 six month period. Investing activities for the 2005 six month period were primarily related to cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account. Investing activities for 2004 six month period consisted primarily of purchases of property and equipment and the liquidation of cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

We are unable to satisfy our total current liabilities, including those of our discontinued operations, with our current cash. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows. It should be noted that 51.7% of our current liabilities are made up of deferred revenues that will be recognized over the next 8 to 12 months and do not require a specific cash outlay, but only that we remain a going concern.

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

On June 28 and 30, 2005, we entered into promissory note agreements with two
different lenders.   We borrowed an aggregate of $200,000, at 8% interest.
Each note had a principle amount of $100,000 and each note is due and payable on December 31, 2006. The notes are collateralized by our business assets and are convertible into our common stock at $0.06 per share.

On July 1, 2005, we entered into a Unit Purchase Agreement with three accredited investors. (See Part II, Item 5, below for more details.) Under this agreement we issued 4,166,670 units at a unit price of $0.06 for net
proceeds of $250,000.   Additionally, warrants were executed for the purchase
of an additional 2,083,333 shares at $0.12 for net proceeds of $250,000. We used $200,000 of these monies to repay loans and intend to use the balance of this funding for operations.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,400 per month. Future minimum lease payments under this lease are $101,760 per year through 2006. As of June 30, 2005, we had an accrued liability of approximately $91,500 related to the Intellipay's operating lease default. Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay's physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City in February 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at June 30, 2005, were comprised of accounts payable, accrued liabilities, deferred revenue, net current liabilities from discontinued operations, and convertible notes payable. Accounts payable totaled $177,641 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $173,189 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $627,473 at June 30, 2005. Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC. In addition, we had $200,000 of convertible notes payable at June 30, 2005.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of June 30, 2005, World Commerce Network's accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation and approximately $56,000 for estimated customer refunds. In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks, our subsidiaries. The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of June 30, 2005 are approximately $234,000 through June 30, 2006, $207,000 through June 30, 2007, and $62,000 through June 30, 2008. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $596,819 at June 30, 2005. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Results of Operations

The following discussions are based on the consolidated financial statements for the three and six month periods ended June 30, 2004 and 2005 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The following discussions should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.



Comparison of 2004 and 2005 Six Month Period and Second Quarter Operations
--------------------------------------------------------------------------

                          Six months     Six months     Three months    Three months
                             ended         ended           ended          ended
                         June 30, 2004  June 30, 2005   June 30, 2004  June 30, 2005
                         -------------- --------------- -------------- --------------
Revenues, net            $   1,571,688  $    1,848,403  $     945,762  $     984,022

Cost of sales                  573,277         517,398        336,750        308,564

Gross profit                   998,411       1,331,006        609,012        675,458

Total operating expenses     1,442,990       1,707,633        832,341        912,478

Net loss from operations      (444,579)       (376,628)      (223,329)      (237,020)

Total other income (expense)     3,321           3,260            794         (4,348)







Net earnings (loss)           (441,258)       (373,368)      (222,535)      (241,368)

Net earnings (loss)
 per share               $       (0.02) $        (0.01)  $      (0.01) $       (0.01)


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

Even with the deferral of a significant amount of our sales, our revenues increased by 17.6% for the 2005 six month period compared to the 2004 six month period. Revenues increased 4.0% for the three month period ended June 30, 2005 (the "2005 second quarter") compared to the three month period ended June 30, 2004 (the "2004 second quarter"). This increase was primarily the result of sales and training events conducted by our subsidiary, TradeWorks Marketing.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. Cost of sales for the 2005 periods were approximately 30% of net revenues compared to cost of sales of approximately 35% of net revenues for the 2004 periods. As a result of increased revenues and decreased cost of sales, our gross profit increased 33.3% for the 2005 six month period compared to 2004 six month period and increased 10.9% for the 2005 second quarter compared to 2004 second quarter.

Total operating expenses increased 18.3% for the 2005 six month period compared to 2004 six month and increased 9.6% for the 2005 second quarter compared to the 2004 second quarter. Selling expenses increased 13.8% for the 2005 six month period compared to 2004 six month and increased 3.3% for the 2005 second quarter compared to the 2004 second quarter as a result of our new marketing approach. Research and development expenses increased 7.8% for the 2005 six month period compared to 2004 six month period and increased 2.3% for the 2005 second quarter compared to the 2004 second quarter. General and administrative expenses increased 30.7% for the 2005 six month period compared to 2004 six month period and increased 39.3% for the 2005 second quarter compared to the 2004 second quarter. Depreciation and amortization decreased 46.5% for the 2005 six month period compared to 2004 six month and decreased 47.3% for the 2005 second quarter compared to the 2004 second quarter.

We recorded total other income for the 2005 and 2004 six month period, and for the 2004 second quarter primarily due to interest income. We recorded total other expense in the 2005 second quarter due to miscellaneous expenses.

As a result of the above items, we recorded a net loss for both the 2005 and 2004 comparable periods.

Balance Sheet - the following chart summarizes our balance sheets at June 30, 2005.

                      Summary Balance Sheet
                      ---------------------
                                For year ended      For the quarter ended
                                December 31,  2004  June 30, 2005
                                ------------------  --------------------
Cash and cash equivalents       $         452,983   $           596,819

Total current assets                      623,745               819,351

Total assets                            3,799,888             3,919,970

Total current liabilities                 937,126             1,213,576

Total long term liabilities                     -               200,000

Accumulated deficit                   (12,726,727)          (13,100,095)

Total stockholders equity       $       2,862,762   $         2,506,394

At June 30, 2005 our total current liabilities increased primarily due to a 45.4% increase in deferred revenue.


Factors Affecting Future Performance

We are currently dependent on the efforts of our internal business development team and those of our resellers, including our subsidiary, TradeWorks Marketing, and outsourced marketing alliances for our continued growth. We must continue to recruit additional resellers and find other methods of distribution to materially add to our portfolios of customers and to cover customer attrition. We expect overall sales to increase over the next six months due to developing marketing activities and the recognition of deferred revenues. We are actively recruiting additional resellers and sales channels to replace inactive or dormant resellers in order to continue acquisition and growth of monthly recurring revenues, hosting and payment processing service fees.

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

Our revenues and operating results can be expected to fluctuate which may adversely affect the price of our common stock. These fluctuations may occur for a variety of reasons beyond our control, including GAAP accounting practices related to deferred revenues, and they may result in our quarterly operating results being below the expectations of public market analysts and investors from time to time. In that case, we expect that the price of our common stock could be adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2005, we sold an aggregate of 4,166,670 units to three accredited investors. We sold 1,666,667 units each to Empire Fund Managers LLC and Compass Equity Partners LLC, and 833,334 units to First Equity Holdings Corp. Each unit consisted of one share of common stock and one warrant to purchase an additional share at a specified exercise price. One half of the warrants had an exercise price of $0.12 and one half of the warrants had an exercise price of $0.17. The warrants were immediately exercisable and will expire one year from the effective date of a registration statement to be filed registering the underlying shares. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 1, 2005, we granted an aggregate of warrants to purchase 1,000,000 shares of common stock to Chesapeake Group, Inc. The warrants were granted in consideration for consulting services and were valued at $9,832, using the Black-Scholes option pricing model. Warrants to purchase 500,000 shares have an exercise price of $0.10 and warrants to purchase 500,000 shares have an exercise price of $0.15. The warrants have an exercise term of three years, expiring in July 1, 2008. We also granted registration rights to the underlying shares of the warrants. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 17, 2005, we issued 230,770 shares of common stock to Universal Business Insurance in payment of a Directors and Officers Policy insurance premium of $15,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 4, 2005, we granted options to purchase 50,000 shares of common stock to our new Intellipay business development officer. The options have an exercise price of $0.10 per share and vest through April 2006 and expire in April 2010. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

Unit Purchase Agreement

On July 1, 2005, Pacific WebWorks entered into a Unit Purchase Agreement with three accredited investors, Compass Equity Partners, LLC, Empire Fund Managers LLC, and First Equity Holdings Corp. Under this agreement we sold 4,166,670 units at a unit price of $0.06. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at a specified price. One half of the warrants had an exercise price of $0.12 per share and one half had an exercise price of $0.17 per share. The warrants were immediately exercisable and will expire one year from the effective date of a registration statement to be filed registering the unit shares. The units were granted registration rights, described in more detail below.

Compass Equity Partners, LLC and Empire Fund Managers LLC each purchased 1,666,667 units and were granted warrants to purchase 833,334 shares at $0.12 per share and warrants to purchase 833,334 shares at $0.17 per share. First Equity Holdings Corp purchased 833,334 units and was granted warrants to purchase 416,667 shares at $0.12 per share and warrants to purchase 416,667 shares at $0.17 per share. In July 2005 an aggregate of 2,083,333 warrants were exercised at $0.12 by the unit purchasers.

The purchase agreement requires that an investor cannot acquire an amount of shares of common stock that will result in that investor owning more than 4.99% of our then issued and outstanding common stock.

The unit purchase agreement will terminate on the date that all the shares are sold, the date that the shares may be sold under the provision of Rule 144, without volume limitation or five years after the closing date.

The warrants are subject to a "call" provision. In the event the closing bid price of the common stock is greater than $5.00 per share for 10 consecutive trading days, then we have the right to call the warrant in whole or part within 10 trading days after the 10 consecutive trading days.

The registration rights agreement required that we file a registration statement to register the shares and the underlying shares of the warrants on or prior to August 31, 2005. We must use our best efforts to have the registration statement effective on or before October 31, 2005. If we fail to file the registration statement by the August deadline and/or it is not effective by the October deadline, then we are obligated to pay liquidated damages of 5% of the purchase price of the securities to be registered for every 30-day period until the registration statement is filed or declared effective. We also must file amendments as necessary to maintain the registration statement until all of the shares have been sold by the investors or their assigns. The registration rights agreement terminates when all of the shares have been registered, they can be sold without registration pursuant to Rule 144 or five years from the issuance of the registered shares.

Investor Relations Agreement

On July 1, 2005, we entered into a consulting agreement with Chesapeake Group, Inc. (the "Chesapeake Group"). Chesapeake Group will provide consulting services regarding all phases of our investor relations with broker or dealers and the investing public in consideration for warrants to purchase 1,000,000 shares. Chesapeake Group agreed to provide consultation in the areas of our marketing to investors, advising us on securing nationwide interest in our securities, assist us with conference calls and road shows and help us with the preparation and dissemination of press releases and news announcements. The consulting agreement may be terminated by either party with a 90-day written notice

ITEM 6.  EXHIBITS

Part I Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

 3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)

 3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
 4.1 Unit Purchase Agreement between Pacific WebWorks and Investors, dated July 1, 2005
 4.2    Form of Unit Warrants, dated July 1, 2005
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
        10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Form of employment agreement for executive officers, dated April 1, 2004 (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 31, 2005)
10.5 Consulting agreement between Pacific WebWorks and Chesapeake Group, Inc., dated July 1, 2005
10.6 Registration Rights Agreement between Pacific WebWorks and Unit Investors, dated July 1, 2005
21.1    Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
        21.1 for Form 10-QSB, filed November 13, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PACIFIC WEBWORKS, INC.



Date: August 12, 2005      By: /S/ Christian R. Larsen
                               -------------------------------------------
                               Christian R. Larsen
                               President and Director




Date: August 12, 2005      By: /s/ Kenneth W. Bell
                               -------------------------------------------
                               Kenneth W. Bell
                               Chief Executive Officer, Treasurer,
                               Principal Financial and Accounting Officer,
                               and Chairman of the Board



Date: August 12, 2005      By: /s/ R. Brett Bell
                               -------------------------------------------
                               R. Brett Bell
                               Secretary and Controller