Form 10QSB
period 2005-09-30
PACIFIC WEBWORKS INC
filed 2005-11-14
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

As of October 25, 2005, Pacific WebWorks, Inc. had a total of 35,018,395 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

         Index to financial statements.....................................4

Item 2.  Management's Discussion and Analysis or Plan of Operation........18

Item 3.  Controls and Procedures..........................................27

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......27

Item 6.  Exhibits.........................................................27

Signatures................................................................28


                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and nine month periods ended September 30, 2004 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005

             Pacific WebWorks, Inc. and Subsidiaries

                             CONTENTS

                                                                      PAGE

Unaudited Consolidated Balance Sheets, September 30,
    2005 and December 31, 2004                                           5

Unaudited Consolidated Statements of Operations for the
    three and nine months ended September 30, 2005 and 2004              6

Unaudited Consolidated Statements of Cash Flows for the
    nine months ended September 30, 2005 and 2004                        7

Notes to the Unaudited Financial Statements                         8 - 17

             Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                              ASSETS

                                                   December 31,  September 30,
                                                        2004         2005
                                                   ------------- -------------
CURRENT ASSETS

  Cash and cash equivalents                        $    452,983  $  1,077,954
  Receivables
    Trade, less allowance for doubtful receivables
    of $127,000 in 2004 and $21,000 in 2005              96,260       236,171
  Prepaid expenses                                       74,502       134,944
                                                   ------------- -------------

     Total current assets                               623,745     1,449,069
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                      70,382        62,260
                                                   ------------- -------------
OTHER ASSETS
  Restricted Cash                                       136,519       130,490
  Goodwill                                            2,946,253     2,946,253
  Other, net                                             22,989        13,839
                                                   ------------- -------------
     Total other assets                               3,105,761     3,090,582
                                                   ------------- -------------

                                                   $  3,799,888  $  4,601,911
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $     89,165  $    244,425
  Accrued liabilities                                   181,109       175,347
  Deferred revenue                                      431,578     1,132,910
  Net current liabilities from discontinued operations  235,274       235,274
                                                   ------------- -------------

    Total current liabilities                           937,126     1,787,956
                                                   ------------- -------------
CONVERTIBLE NOTES PAYABLE                                     -             -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 28,517,622
   in 2004 and 35,017,622 in 2005                        28,518        35,018
  Additional paid-in capital                         15,560,971    16,081,303
  Accumulated deficit                               (12,726,727)  (13,302,366)
                                                   ------------- -------------

    Total stockholders' equity                        2,862,762     2,813,955
                                                   ------------- -------------

                                                   $  3,799,888  $  4,601,911
                                                   ============= =============


 The accompanying notes are an integral part of these statements.





                    Pacific WebWorks, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended          Three months ended
                                                       September 30,              September 30,
                                                      2004          2005         2004         2005
                                                 ------------- ------------- ------------ -------------
Revenues, net
  Software, access and license fees              $    448,403  $    698,061  $   200,948  $    321,074
  Hosting, gateway and maintenance fees             1,043,132     1,299,013      368,144       469,921
  Training and education                              506,606       681,250      195,734       454,912
  Merchant accounts, design and other                 573,024     1,263,124      234,651       847,139
                                                 ------------- ------------- ------------ -------------
                                                    2,571,165     3,941,449      999,477     2,093,046
                                                 ------------- ------------- ------------ -------------

Cost of sales                                         883,809     1,356,274      310,532       838,876
                                                 ------------- ------------- ------------ -------------

Gross profit                                        1,687,356     2,585,175      688,945     1,254,170
                                                 ------------- ------------- ------------ -------------

Selling expenses                                    1,211,715     1,844,996      444,785       972,322
Research and development                              173,542       187,477       57,992        61,790
General and administrative                            875,855     1,111,400      345,150       417,543
Depreciation and amortization                          42,398        23,196       12,593         7,782
                                                 ------------- ------------- ------------ -------------

  Total operating expenses                          2,303,510     3,167,070      860,520     1,459,437
                                                 ------------- ------------- ------------ -------------

Net loss from operations                             (616,154)     (581,895)    (171,575)     (205,267)
                                                 ------------- ------------- ------------ -------------
Other income (expense)
  Interest income                                       2,700         7,431          552         3,105
  Other in come, net                                        9        (1,175)      (1,164)         (109)
                                                 ------------- ------------- ------------ -------------
                                                        2,709         6,256         (612)        2,996
                                                 ------------- ------------- ------------ -------------
Net loss from continuing operations
 before income taxes                                 (613,445)     (575,639)    (172,187)     (202,271)

Income Taxes                                                -             -            -             -
                                                 ------------- ------------- ------------ -------------
Net income (loss) from continuing operations         (613,445)     (575,639)    (172,187)     (202,271)

Discontinued operations
  Gain (loss) from operations (net of income tax)           -             -            -             -
  Gain on disposal (net of income tax)                      -             -            -             -
                                                  ------------- ------------- ------------ -------------
    Total gain (loss) from discontinued operations           -             -            -             -
                                                  ------------- ------------- ------------ -------------

NET EARNINGS (LOSS)                               $   (613,445) $   (575,639) $  (172,187) $   (202,271)
                                                  ============= ============= ============ =============

Net earnings (loss) per common share - basic and diluted
  Net income (loss) from continuing operations    $      (0.02) $      (0.02) $     (0.01) $      (0.01)
  Gain (loss) from discontinued operations                   -             -            -             -
                                                  ------------- ------------- ------------ -------------
  Net earnings (loss)                             $      (0.02) $      (0.02) $     (0.01) $      (0.01)
                                                  ============= ============= ============ =============

Weighted-average number of shares outstanding
  Basic                                             24,620,955    30,196,303   24,687,622    33,319,253
  Diluted                                           24,620,955    30,675,150   24,687,622    34,317,075



       The accompanying notes are an integral part of these statements.


                                       6



                    Pacific WebWorks, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           For the
                                                                          Nine months
                                                                       Ended September 30,
                                                                         2004     2005
                                                                  ------------- -------------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
    Net loss                                                      $   (613,445) $   (575,639)
    Less: Loss (gain) from discontinued operations (net of taxes)            -             -
                                                                  ------------- -------------
      Loss from continuing operations                                 (613,445)     (575,639)

    Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation & amortization                                       41,398        23,196
      Bad debt expense                                                 320,965       483,845
      Investor relations expense for warrants                                -         9,832
    Changes in assets and liabilities
      Receivables                                                     (460,559)     (623,756)
      Prepaid expenses and other assets                                 16,752       (34,292)
      Accounts payable and accrued liabilities                          55,396       149,499
      Deferred revenue                                                 482,445       701,332
                                                                  ------------- -------------
        Total adjustments                                              456,397       709,656

        Net cash used in continuing operating activities              (157,048)      134,017
                                                                  ------------- -------------
 Cash flows from investing activities
    Purchases of property and equipment                                (22,271)      (15,075)
    Purchase of certificate of deposit                                       -             -
    Cash on reserve with bank                                          (70,632)        6,029
    Proceeds from sale of discontinued operations                            -             -
                                                                  ------------- -------------

        Net cash provided by (used in) investing activities            (92,903)       (9,046)
                                                                  ------------- -------------
 Cash flows from financing activities
    Proceeds from convertible notes payable                                  -       200,000
    Payments on convertible notes payable                                    -      (200,000)
    Proceeds from issuance of common stock and warrants                      -       250,000
    Proceeds from exercise of warrants                                       -       250,000
                                                                  ------------- -------------

        Net cash provided by financing activities                            -       500,000
                                                                  ------------- -------------

        Net cash provided by (used in) continuing operations          (249,951)      624,971
        Net cash used in discontinued operations                             -             -
                                                                  ------------- -------------

        Net increase (decrease) in cash and cash equivalents          (249,951)      624,971

        Cash and cash equivalents at beginning of period               500,712       452,983
                                                                  ------------- -------------

        Cash and cash equivalents at end of period                $    250,761  $  1,077,954
                                                                  ============= =============
Supplemental disclosures of cash flow information:

  Cash paid for interest                                          $          -  $          -
  Cash paid for income taxes                                                 -             -

Non-cash financing activities:

  Stock issued for insurance services                             $          -  $     15,000
  Stock issued for customer portfolio and technology                         -         2,000





       The accompanying notes are an integral part of these statements.

                                       7

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2004. The results of operations for the three months ended September 30, 2005 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2005. Certain prior period balances have been reclassified to conform with current period presentation.

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

                        September 30, 2005
                            (Unaudited)

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

In an arrangement with multiple deliverables, the delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

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

                        September 30, 2005
                            (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Stock Based Compensation - Continued

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:


                                  Nine months Ended         Three Months Ended
                                      September 30,              September 30,
                                   2004          2005          2004           2005
                               ------------- ------------- ------------- -------------
Net income (loss), as reported $   (613,445) $   (575,639) $   (172,187) $   (202,271)

  Deduct: Total stock-based
  charges determined under
  fair value-based method          (235,230)      (36,844)      (78,410)      (12,281)
                               ------------- ------------- ------------- -------------

Pro forma net earnings (loss)  $   (848,675) $   (612,483) $   (250,597) $   (214,552)
                               ============= ============= ============= =============
Net earnings (loss) per share
basic and diluted, as reported $      (0.02) $      (0.02) $      (0.01) $      (0.01)
                               ============= ============= ============= =============
Net earnings (loss) per share
basic and diluted, pro forma   $      (0.03) $      (0.02) $      (0.01) $      (0.01)
                               ============= ============= ============= =============



Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 4,084,424 related to options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2004 because their effects were anti-dilutive. Potentially issuable common shares totaling 4,293,036 related to options and 3,064,102 related to warrants were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2005 because their effects were anti-dilutive. Potentially issuable common shares totaling 3,939,610 related to options and 2,898,552 related to warrants were excluded from the calculation of diluted loss per share for the three months ended September 30, 2005 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005
                            (Unaudited)

NOTE 2 - OPERATING LEASE REVENUES

During quarter and nine months ended September 30, 2005, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of September 30, 2005 are as follows:

                                        Through
                                        September 30,
                                          2006           $  322,411
                                          2007              258,864
                                          2008               61,988
                                        Thereafter                -
                                                         -----------
                                                         $  643,263
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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

On June 28, 2005, the Company entered into a Promissory Note agreement with a limited liability company for $100,000. The note interest was at 8% per annum, and was due in full including principal and interest on December 31, 2006. The note was collateralized by the Company's business assets. The note was convertible into the Company's common stock at a price of $0.06 per share which represented the fair market value of the stock on the date of note issuance. The note was paid in full during the third quarter 2005.

On June 30, 2005, the Company entered into an additional Promissory Note agreement with a limited liability company for $100,000. The note's interest was at 8% per annum, and was due in full including principal and interest on December 31, 2006. The note was collateralized by the Company's business assets. The note was convertible into the Company's common stock at a price of $0.06 per share which represented the fair market value of the stock on the date of note issuance. The note was paid in full during the third quarter 2005.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005
                           (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY

Stock Issuance
--------------
On July 1, 2005, the Company entered into a Unit Purchase Agreement with investors for up-to 4,500,000 units at $0.06 per unit. A unit consists of one share of the Company's common stock and one warrant for the purchase of an additional share at a specified exercise price. One half of the warrants have an exercise price of $0.12 per share and one half have an exercise price of
$0.17 per share.   Warrants are immediately exercisable and will expire one
year from the effective date of a registration statement to be filed covering the shares.

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

During May 2005, the Company issued 230,000 shares of its common stock for payment of $15,000 related to insurance premiums.

During February 2005, the Company issued 20,000 shares of its common stock to purchase a portfolio of recurring service customers and related technology valued at $2,000.

Equity Incentive Plan
----------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of September 30, 2005.

As of September 30, 2005, a total of 4,757,151 options were outstanding and a total of 4,032,151 were exercisable all at prices ranging from $0.07 to $1.75 per share. As of September 30, 2004, a total of 4,084,424 options were outstanding and a total of 3,703,174 options were exercisable all at exercise prices ranging from $0.14 to $2.00 per share. Options expire through April 2011.

Options to purchase 50,000 shares of the Company's common stock were granted in April 2005 at an exercise price of $0.10 per share. These options vest through October 2005 and expire in April 2010.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005
                           (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY - CONTINUED

Issuance of Warrants
--------------------
During July 2005, the Company issued warrants to purchase 1,000,000 shares of its common stock to an investor relations firm. The warrants are immediately exercisable for 500,000 shares at $0.10 and 500,000 shares at $0.15 and expire in July 2008. The fair value of this transaction totals $9,832 which has been estimated using the Black Scholes option-pricing model and recorded as a general and administrative expense.

As discussed above, during July 2005, the Company issued warrants to purchase 2,083,333 shares of its common stock at $0.12 per share and warrants to purchase 2,083,333 shares of its common stock at $0.17 per share. The warrants were issued in conjunction with a common stock transaction. A total of 2,083,333 warrants were exercised in July 2005 for $250,000 in cash.

As of September 30, 2005, warrants to purchase a total of 3,083,333 shares of the Company's common stock are outstanding and exercisable at prices of $0.10 to $0.17 per share.

NOTE 5 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2004 and September 30, 2005:

                                                 World
                                                 Commerce
                                                 Network, LLC
                                                 --------------
ASSETS
Current assets                                   $          -
Long-term assets                                            -
                                                 --------------
  Total assets                                   $          -
                                                 ==============
LIABILITIES
Payables past due                                       64,010
Accrued liabilities                                    171,264
                                                 --------------
  Total current liabilities                      $     235,274
                                                 ==============

Net current liabilities                          $     235,274
                                                 ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005
                            (Unaudited)


NOTE 5 - DISCONTINUED OPERATIONS - CONTINUED

Discontinued subsidiary   World Commerce Network, LLC
-----------------------------------------------------
In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC. Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations. World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation
In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at September 30, 2005 and December 31, 2004 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

As of September 30, 2005, Intellipay, Inc. has recorded an accrued liability of approximately $91,500 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees.

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



                    Pacific WebWorks, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005
                                   (Unaudited)


NOTE 7 - SEGMENT REPORTING

Segment reporting by business unit follows:

Nine months ended          Pacific                   Trade-       Fund-        Discontinued
September 30, 2004(a)      WebWorks     Intellipay   Works        Works        Operations(b)
-------------------------  ------------ ------------ ------------ ------------ ------------
Revenues, net              $   779,445  $   356,412  $ 1,370,753  $    64,555  $         -

Income (loss) from
 continuing operations        (143,952)      55,409     (528,873)       1,262            -

Net income (loss)          $  (141,868) $    55,100  $  (528,125) $     1,262            -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.



Nine months ended          Pacific                   Trade-       Fund-        Discontinued
September 30, 2005(a)      WebWorks     Intellipay   Works        Works        Operations(b)
-------------------------  ------------ ------------ ------------ ------------ -------------
Revenues, net              $   980,676  $   388,936  $ 2,407,249  $   164,588  $         -

Net income (loss)          $  (116,991) $    58,880     (600,005) $    82,477  $         -
________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.







                    Pacific WebWorks, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005
                                   (Unaudited)


NOTE 7 - SEGMENT REPORTING - CONTINUED

Three months ended         Pacific                   Trade        Fund-        Discontinued
September 30, 2004(a)      WebWorks     Intellipay   Works        Works        Operations(b)
-------------------------  ------------ ------------ ------------ ------------ -------------

Revenues, net              $   291,948  $   120,214  $    543,622 $     43,693 $          -

Income (loss) from
 continuing operations         (45,780)       9,940      (138,259)       2,524            -

Net income (loss)          $   (46,083) $     9,727  $   (138,355) $     2,524 $          -
___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.




Three months ended         Pacific                   Trade-       Fund-        Discontinued
September 30, 2005(a)      WebWorks     Intellipay   Works        Works        Operations(b)
-------------------------  ------------ ------------ ------------ ------------ -------------
Revenues, net              $   363,650  $   129,196  $ 1,538,305  $    61,894  $          -

Net income (loss)          $   (50,483) $    20,093  $  (213,051) $    41,170  $          -

___________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.



                                       16

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2005
                            (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

On October 7, 2005 the Company granted 1,935,000 stock options under the 2001 Equity Incentive Plan to purchase common shares at $0.12 per share, expiring 5 years from the date of issuance. One half of the options vested immediately and the other half vest six months from the date of issuance.

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

Our revenues are primarily from the sale of access to our software technology, financial services and continuing monthly service and hosting fees. We also derive revenues for services related to web site design, training, education and consulting. During the past year management has continued to focus on marketing and distribution channels, which, while costly, are believed to be the most effective short term solution to increase our sales.

During the third quarter of 2005 we continued to refine and expand our marketing efforts. These refinements resulted in a record increase in registrations, attendance and product purchases at our nationwide sales and training events. Total new customer accounts for the third quarter of 2005 exceed 3,300, with each customer providing monthly recurring revenue to our company.

Additionally, we finalized a financing that culminated on July 1, 2005 in the execution of a Unit Purchase Agreement that could ultimately result in a capital injection to the company of $850,000. To date we have received a total of $500,000. The remaining $350,000 is in the form of warrants exercisable at $0.17 per share.

As part of our joint development initiative with Caselle, a leading provider of municipal accounting systems, our Intellipay subsidiary has added nine new municipal clients to our portfolio of Municipal Bill Pay users. We expect to see continued growth in this area.

Challenges continue to be in the area of stiff competition and advancing technologies coupled with the need for capital and talent. We believe we are making progress in all of these areas, but it is a constant challenge to remain competitive.

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

Net cash provided by continuing operations for the nine month period ended September 30, 2005 (the "2005 nine month period") was $134,017 compared to net cash used in continuing operating activities of $157,047 for the nine month period ended September 30, 2004 (the "2004 nine month period").

Net cash used in investing activities was $9,046 for the 2005 nine month period compared to net cash used in investing activities of $92,903 for the 2004 nine month period. Investing activities for the 2005 nine month period were primarily related to purchases of property and equipment and cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account. Investing activities for 2004 nine month period consisted primarily of purchases of property and equipment and the liquidation of cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

We are unable to satisfy our total current liabilities, including those of our discontinued operations, with our current cash. We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows. It should be noted that 63.4% of our current liabilities are made up of deferred revenues that will be recognized over the next 8 to 12 months and do not require a specific cash outlay, but only that we remain a going concern.

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

Net cash provided by financing activities for the 2005 nine month period was $500,000 and was primarily related to proceeds from a Unit Purchase Agreement entered into on July 1, 2005. Under this agreement we issued 4,166,670 units
at a unit price of $0.06 for net proceeds of $250,000.   Additionally,
warrants were executed for the purchase of an additional 2,083,333 shares at $0.12 for net proceeds of $250,000. We used $200,000 of these monies to repay notes payable and intend to use the balance of the proceeds for operations.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,400 per month. Future minimum lease payments under this lease are $101,760 per year through 2006. As of September 30, 2005, we had an accrued liability of approximately $91,500 related to the Intellipay's operating lease default. Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay's physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City in February 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at September 30, 2005, were comprised of accounts payable, accrued liabilities, deferred revenue, net current liabilities from discontinued operations, and convertible notes payable. Accounts payable totaled $244,425 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $175,347 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues totaled $1,132,910 at September 30, 2005 and include up-front fees received for license fees, software services and education not yet performed or delivered. Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

During the 2005 third quarter we paid in full convertible notes payable of $200,000 plus interest. On June 28 and 30, 2005, we entered into promissory note agreements with two different lenders. We borrowed an aggregate of $200,000, at 8% interest. Each note had a principle amount of $100,000 and each note was due and payable on December 31, 2006. The notes were collateralized by our business assets and were convertible into our common stock at $0.06 per share.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of September 30, 2005, World Commerce Network's accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 related to pending litigation and approximately $56,000 for estimated customer refunds. In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks, our subsidiaries. The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of September 30, 2005 totaled $643,263, with approximately $322,411 through September 30, 2006; $258,864 through September 30, 2007; and $61,988 through September 30, 2008. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $123,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances of $1,077,954 at September 30, 2005. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Results of Operations

The following discussions are based on the consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2005 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The following discussions should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I,
Item 1, above.

Comparison of 2004 and 2005 Nine Month Period and Third Quarter Operations
--------------------------------------------------------------------------

                  Nine months    Nine months    Three months  Three months
                  ended          ended          ended         ended
                  Sept. 30, 2004 Sept. 30, 2005 Sept 30, 2004 Sept. 30, 2005
                  -------------- -------------- ------------- --------------
Revenues, net     $   2,571,165  $   3,941,449  $    999,477  $   2,093,045

Cost of sales           883,809      1,356,274       310,532        838,876

Gross profit          1,687,356      2,585,175       688,945      1,254,169

Total operating
 expenses             2,303,510      3,167,070       860,520      1,459,437

Net loss from
 operations            (616,154)      (581,895)     (171,575)      (205,267)

Total other
 income (expense)         2,709          6,256          (612)         2,996

Net earnings (loss)    (613,445)      (575,639)     (172,187)      (202,271)

Net earnings (loss)
per share          $      (0.02) $       (0.02) $      (0.01) $       (0.01)


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

Even with the deferral of a significant amount of our sales, our revenues increased 53.2% for the 2005 nine month period compared to the 2004 nine month period. Revenues increased 109.4% for the three month period ended September 30, 2005 (the "2005 third quarter") compared to the three month period ended September 30, 2004 (the "2004 third quarter"). This increase was primarily the result of increased quarterly revenues in all revenue categories.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. Cost of sales were approximately 34% of net revenues for the 2004 and 2005 nine month periods compared to cost of sales of approximately 31% for the 2004 third quarter and 40% for the 2005 third quarter. As a result of increased revenues and relatively stable cost of sales, our gross profit increased 53.2% for the 2005 nine month period compared to 2004 nine month period and increased 84.5% for the 2005 third quarter compared to 2004 third quarter.

Total operating expenses increased 37.5% for the 2005 nine month period compared to 2004 nine month and increased 69.6% for the 2005 third quarter compared to the 2004 third quarter. Selling expenses increased 52.3% for the 2005 nine month period compared to 2004 nine month and increased 118.6 % for the 2005 third quarter compared to the 2004 third quarter as a result of our new marketing approach. Research and development expenses increased 8.0% for the 2005 nine month period compared to 2004 nine month period and increased 6.6% for the 2005 third quarter compared to the 2004 third quarter. General and administrative expenses increased 26.9% for the 2005 nine month period compared to 2004 nine month period and increased 21.0% for the 2005 third quarter compared to the 2004 third quarter. Depreciation and amortization decreased 45.3% for the 2005 nine month period compared to 2004 nine month and decreased 38.2% for the 2005 third quarter compared to the 2004 third quarter.

We recorded total other income for the 2005 and 2004 nine month period, and for the 2005 third quarter primarily due to interest income. We recorded total other expense in the 2004 third quarter due to miscellaneous expenses.

As a result of the above items, we recorded a net loss for both the 2005 and 2004 comparable periods.

Balance Sheet - the following chart summarizes our balance sheets at September 30, 2005.


                      Summary Balance Sheet
                      ---------------------

                                 For year ended      For the quarter ended
                                 December 31,  2004  September 30, 2005
                                 ------------------  ------------------

Cash and cash equivalents        $       452,983     $   1,077,954

Total current assets                     623,745         1,449,068

Total assets                           3,799,888         4,601,910

Total current liabilities                937,126         1,787,956

Accumulated deficit                  (12,726,727)      (13,302,366)

Total stockholders equity        $     2,862,762     $   2,813,954


At September 30, 2005 our cash and cash equivalents increased primarily due to proceeds from our Unit Purchase Agreement. Total current liabilities increased primarily due to a $701,332 increase in deferred revenue which will be recognized over the period the services are rendered.

Factors Affecting Future Performance

     We are dependent upon resellers and other sales channels for growth in our recurring revenues.

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

These marketing and sales methods include seminar sales and operating lease agreements with high credit-risk customers. The regulation over these types of marketing and sales methods are rigid and heavily enforced. We also enter into factoring arrangements with third party financing companies for the sale of our lease agreements for cash. We may encounter increased costs and may be exposed to other financial risks in order to obtain revenues and to collect on these accounts, including the resulting high customer return rates and other collections factors from these markets.

     Our revenues and operating results can be expected to fluctuate which may adversely affect the price of our common stock.

Our operating results have fluctuated in the past and future fluctuations may occur for a variety of reasons beyond our control, including GAAP accounting practices related to deferred revenues. Fluctuations in our quarterly operating results may be below the expectations of public market analysts and investors from time to time. In that case, we expect that the price of our common stock could be adversely affected.

     We are dependent upon our merchant accounts and our sales could be adversely affected if we were to lose them.

Our merchant accounts accept payment for services from a large number of our customers and if we lose these merchant accounts it would have an adverse affect on our ability to collect on sales. Any loss of merchant accounts would reduce our working capital, cash inflow and earnings, and increase our losses.

     We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 million additional financing within the next twelve months to remain competitive in our market. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. Also, we may not be able to obtain additional funds on acceptable terms. If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

     We are dependent upon the knowledge and skills of a member of our management team who could leave us at anytime.

Our Vice President of Engineering, Allan E. Oepping, possesses particular knowledge of our software technologies which is critical to our operations.
We do not have an employment agreement with this individual and he could leave us at anytime. Should we lose his services, we may be unable to sustain our current operations, we may experience delays in development of new products, and/or we may not be able to service our customers in a satisfactory manner.

     We are subject to intense competition from large and small companies that limits our ability to obtain market share and may force our prices down.

We face competition in the overall Internet software market, as well as in the web site building market. Our ability to earn significant revenues from our Visual Webtools(TM) or IntelliPay payment system will depend in part on their acceptance by a substantial number of prominent online businesses. Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues are derived from one-time and recurring fees we charge to customers buying our products and services. Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers. We have developed our products to meet the needs of small businesses and we believe the generality of our competitors' services may be inadequately addressing the small business owner's needs. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market. In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

     We may be unable to achieve market acceptance because technological standards for payment processing are not established.

One obstacle to widespread market acceptance for the IntelliPay payment system is that widely adopted technological standards for accepting and processing payments over the Internet have not yet emerged. As a result, merchants and financial institutions have been slow to select which service to use. Until one or more dominant standards emerge, we must design, develop, test, introduce and support new services to meet changing customer needs and respond to other technological developments. To be successful, we must obtain widespread acceptance of our technologies, or modify our products and services to meet whatever industry standards do ultimately develop. It is not certain that we will be able to do either.

     We depend upon our proprietary rights, none of which can be completely safeguarded against infringement.

Our ability to compete effectively will depend, in part, upon our ability to protect our proprietary source code, Visual Webtools(TM) and the IntelliPay payment system, through a combination of licenses and trade secrets. These agreements and procedures may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We rely upon trade secrets with respect to our source code and functionalities and other unpatented proprietary information in our product development activities. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators.

If employees or collaborators develop products independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those products or services. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. It would be impossible to predict whether litigation might be successful.

     We rely in part on third party technology licenses which we cannot guarantee will be available to us in the future.

We rely on certain technology which we license from third parties, including software which is integrated with internally developed software and used in our software to perform key functions. Our inability to maintain any of these technology licenses could result in delays in distribution of our services or increased costs of our products and services. We cannot assure you that third party technology licenses will continue to be available to us on commercially reasonable terms, or at all.

     We must update our products and services and may experience increased costs and delays which could reduce operating profit.

The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carries the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. Any performance problem with a new product or service may require significant funds to correct the problem. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

     We may experience software defects which may damage customer relations.

Despite rigorous testing, our software may nevertheless contain undetected bugs, errors or experience failures when introduced, or when the volume of services provided increases. Any material errors could damage the reputation of our service or software, as well as damage our customer relations. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible. Correcting any defects or bugs we may discover in the future may require us to make significant expenditures of capital and other resources. We believe that we follow industry-standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products. As of this date we have not experienced any material adverse effect by reason of an error, defect, or bug.

     We may experience breakdowns in our hosting services, infrastructure or payment processing systems, which may expose us to liabilities and cause customers to abandon our products and services.

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:
          .   fire,
          .   earthquake,
          .   power loss,
          .   terrorist attacks,
          .   harmful software programs,
          .   telecommunications failure, and
          .   unauthorized entry or other events.
Although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of such losses.

Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance, and other security measures. However, we cannot assure you that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.

Also, a breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services or possible litigation.

     We are dependent upon license renewal which cannot be assured to occur.

We derive revenues from user licenses and license renewals on a month to month arrangement. We also intend to increase the brand recognition of our products among users through these types of relationships. If a substantial number of our customers were to decline to renew their contracts for any reason, then we could experience a substantial drop in revenues. Our success in establishing our products as a recognized brand name and achieving their acceptance in the market will depend in part on our ability to continually engineer and deliver new product technologies and superior customer service, so that customers renew their licenses month to month.

     We may pursue acquisitions of complementary service product lines, technologies or business which may interfere with our operations and negatively affect our financial position.

From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company. As of the date of this filing, we have no present commitment or agreement with respect to any material acquisition of other businesses, services, products, or technologies.

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to:
..    assess and document the adequacy of internal control over financial reporting,
..    take steps to improve control processes where appropriate,
..    validate through testing that controls are functioning as documented, and
..    implement a continuous reporting and improvement process for internal control over financial reporting.
We can not assure you as to our, or our independent auditors', conclusions at December 31, 2007 with respect to the effectiveness of our internal control over financial reporting. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



                   PART II -- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 7, 2005 we issued options to purchase 1,935,000 shares of common stock pursuant to our 2001 Equity Incentive Plan. The stock options have an exercise price of $0.12 per share and expire five years from the date of issuance. One half of the options vested immediately and the other half vest six months from the date of issuance. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification


                         Part II Exhibits

 3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
 3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
 4.1 Unit Purchase Agreement between Pacific WebWorks and Investors, dated July 1, 2005 (Incorporated by reference to exhibit 4.1 to Form 10-QSB, filed August 12, 2005)
 4.2 Form of Unit Warrants, dated July 1, 2005 (Incorporated by reference to exhibit 4.2 to Form 10-QSB, filed August 12, 2005)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
      10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Form of employment agreement for executive officers, dated April 1, 2004 (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 31, 2005)
10.5 Consulting agreement between Pacific WebWorks and Chesapeake Group, Inc., dated July 1, 2005 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 12, 2005)
10.6 Registration Rights Agreement between Pacific WebWorks and Unit Investors, dated July 1, 2005 (Incorporated by reference to exhibit 10.6 to Form 10-QSB, filed August 12, 2005)
21.1  Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
      21.1 for Form 10-QSB, filed November 13, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PACIFIC WEBWORKS, INC.


                                    /S/ Christian R. Larsen
Date: November 8, 2005         By: _____________________________________
                                   Christian R. Larsen
                                   President and Director



                                    /s/ Kenneth W. Bell
Date: November 8, 2005         By: _____________________________________
                                   Kenneth W. Bell
                                   Chief Executive Officer, Treasurer,
                                   Principal Financial and Accounting
                                   Officer, and Chairman of the Board


                                    /s/ R. Brett Bell
Date: November 8, 2005         By: _____________________________________
                                   R. Brett Bell
                                   Secretary and Controller