Form 10KSB
period 2005-12-31
PACIFIC WEBWORKS INC
filed 2006-03-31
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        AND      EXCHANGE ACT OF 1934

                Commission file number:  000-26731

                      PACIFIC WEBWORKS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Nevada                                     87-0627910
     ------------------------              ----------------------------------
     (State of incorporation)             (I.R.S. Employer Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah             84101
----------------------------------------------------            -----
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code: (801) 578-9020

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer's revenue for its most recent fiscal year:   $5,914,346

As of February 23, 2006, the registrant had 35,426,895 shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $4,462,877.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........9
Item 6.  Management's Discussion and Analysis or Plan of Operation.........11
Item 7.  Financial Statements..............................................20
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................41
Item 8A. Controls and Procedures...........................................41
Item 8B. Other Information.................................................41

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................41
Item 10. Executive Compensation............................................42
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................44
Item 12. Certain Relationships and Related Transactions....................46
Item 13. Exhibits..........................................................46
Item 14. Principal Accountant Fees and Services............................46
Signatures.................................................................48


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

Pacific WebWorks' Business

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turnkey applications allowing small to medium sized businesses to expand over the Internet. Our product family provides tools for web site creation, management and maintenance, electronic business storefront hosting and Internet payment systems for the small to medium sized business and organization.

We initially focused entirely on virtual retailing software solutions, meaning merchants that do not have a physical store location and would exist only on the Internet. Due to requests in the marketplace, we expanded our technologies to include features for small to medium-sized physical "brick and mortar" entities, in addition to our virtual merchants. This is expected to give these businesses and other organizations a complete solution for all physical store and Internet concerns and at the same time reduce the costs of operations and introduce new profit centers for them.

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

..      Auction Connection is a module that allows Visual WebTools users to list inventory items with Ebay at the click of a button.

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

..      This Intellipay product allows our customers to control transaction level behavior depending on AVS scores, duplicate transaction attempt detection, and more. Intellipay also automatically settles merchant batches nightly so our customers are freed from forcing settlement via manual or programmatic methods, which also helps reduce our customer's costs by settling within the 24-hour window mandated by most merchant accounts. The Intellipay system is fully transportable meaning that a customer can switch web site hosting companies, move between most e-commerce software programs or change to or from many merchant account providers. Our products can grow and change with our customer at little or no additional charges and with minimal technology issues.

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

Sales and Marketing

In July 2003 we incorporated TradeWorks Marketing to conduct marketing events in locations throughout the United States. TradeWorks Marketing's product offerings include Intellipay Virtual Terminal Software, Pacific WebWorks Visual WebTools Web site manager and builder, including integration with ebay(TM).com., TradeWorks Product Club and coaching and training. TradeWorks Marketing also has entered into factoring arrangements with an outside leasing company with recourse for certain sales of e-commerce software and merchant accounts.

In August 2003 we incorporated FundWorks, Inc. to provide operating lease arrangements for certain TradeWorks' customers. The operating lease agreements are for the purchase of e-commerce software and merchant accounts over 24 to 36 months for the price of $59.95 per month. The customers relying on these operating lease agreements have a higher credit risk.

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

Competition

Our market is quickly evolving, is very competitive and subject to rapid technological change. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets. A number of companies are now providing Internet services to small businesses. They include organizations like Microsoft, Yahoo!, Bigstep, Zyweb, Register.com, GoDaddy, Bizfinity, MeZine.com and many others. Our success in our target market will depend upon our ability to build name brand recognition and to provide quality, cost-effective products and services to our customers.

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

Major Customers

Our client base includes approximately 10,000 active paying customer accounts. We rely on the efforts of third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base. A significant portion of our past customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services. While we continue to add resellers, we are primarily dependent upon TradeWorks Marketing for our product sales. If we lose them, then we expect our revenues to be adversely affected by attrition in our customer account portfolios if there is not immediate replacement.

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

Research and Development

We continue to improve our existing products and release new related products. We recorded research and development expense of $264,829 for the year ended December 31, 2005 primarily related to the further development of the Intellipay products, our online auction tool and maintenance of our core products. During the year ended December 31, 2004, we recorded research and development expense of $242,012 primarily related to development of our online auction connector product, Intellipay Desktop Terminal, Intellipay Wirelees Terminal and the updating of our core products.

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

Employees

As of the date of this filing we have 21 employees in Pacific WebWorks and 21 in Pacific WebWorks and 12 in our TradeWorks Marketing subsidiary. We have six employees in administration, two in sales/marketing, eight in operations and five development engineers and twelve seminar/telesales personnel. Our employees are not presently covered by any collective bargaining agreement.
We have not experienced any work stoppages and believe that our relations with our employees are good.

                 ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located in the Westgate Business Center, which is located in Salt Lake City, Utah. This property serves as our main office and data center. We lease approximately 8,000 square feet of commercial office space and pay approximately $8,400 per month until the lease expires in December 2006. In January of 2006 we leased an additional 3,500 square feet on a month to month basis at $3,500 per month to house our telesales personnel. We believe this property will be adequate for our short term needs.


                    ITEM 3.  LEGAL PROCEEDINGS

We are involved in various disputes and legal claims arising in the normal course of our business. In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market for our common stock is the NASD OTC Bulletin Board and our common shares trade under the symbol "PWEB." The following table presents the range of the high and low bid of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year          Quarter Ended          High Bid     Low Bid
     ----          --------------         --------     --------
     2004          March 31               $  0.18      $  0.11
                   June 30                   0.13         0.09
                   September 30              0.10         0.052
                   December 31               0.10         0.06

     2005          March 31               $  0.095     $  0.06
                   June 30                   0.095        0.051
                   September 30              0.19         0.061
                   December 31               0.1475       0.09


Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:

..     registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     issued by a registered investment company;
..     excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

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

Holders

As of February 23, 2006, we had approximately 410 stockholders of record of our common stock, which does not include shareholders who hold shares in "street accounts" of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by Pacific WebWorks during the fourth quarter of 2005 through the date of this filing that have not been previously disclosed.

On December 9, 2005, we issued 408,500 shares of common stock to Universal Business Insurance for director/officer liability insurance premium valued at $40,850. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In the above private transaction we believe the purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships with us or was provided the same kind of information regarding our operations as would be available in a registration statement. We believe the purchaser possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase.  Also, we believe the purchaser:
..     was aware that the securities had not been registered under federal securities laws;
..     acquired the securities for its own account for investment purposes of the federal securities laws;
..     understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and,
..     was aware that the certificate representing the securities would bear a legend restricting its transfer.
We believe that, in light of the foregoing, the sale of our securities to the acquirer did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

During the past year management has continued to focus on the marketing and distribution channels, which, while costly, are believed to be the most effective solution to increase our sales. Our management took steps to intensify our marketing and distribution strategy between several of our product offerings in 2003 and those actions have led to revenue growth for 2005. We continued to refine and expand our marketing efforts throughout the year. These refinements resulted in significantly increased registrations, attendance and product purchases at our nationwide sales and training events.

Our net revenues for the year ended December 31, 2004 ("2004") were $3,617,486 compared to $5,914,346 for the year ended December 31, 2005 ("2005"). This represented growth of 63.5% year over year. Revenues of $1,972,897 for the fourth quarter of 2005 were up 88.5% compared to the 2004 fourth quarter revenues of $1,046,321. This growth was primarily related to the sales and training events in locations throughout the United States conducted through our subsidiary, TradeWorks Marketing, Inc. These events focus on the sale of Pacific WebWorks and Intellipay products and the training necessary to properly utilize these products.

Intellipay, Inc., a wholly owned subsidiary, made considerable progress in the marketing of its Municipal Bill Pay solution during the 2005 year. This product represents the only solution that is fully integrated into the Caselle municipal accounting system used by hundreds of municipalities nationwide. Intellipay added 17 new users to the system over the final six months of 2005 and is in negotiations with many others.

Progress was also made in the marketing of two new Intellipay products introduced to the market during 2004. The Intellipay Desktop Terminal which brings all of the functionality of a Virtual Terminal application to your desktop computer, reducing costs and allowing the merchant to receive a qualified discount rate, and the Intellipay Wireless Terminal which allows customers to process remote wireless transactions through a Nextel Cell phone, a must for all mobile merchants. Also, the addition of check processing capabilities as a compliment to our credit card processing has significantly enhanced the market's reception of the Intellipay product package.

As is always the case, our greatest challenges are:
..     increased and intense competition,
..     the identification and implementation of new distribution channels and sales and marketing techniques, and
..     the need to stay ahead of the curve in the development of our technologies.

Couple these operational hurdles with the constant need for more capital and greater resources and the need for more and better communication with our shareholders and prospective shareholders and you have a picture of the challenges Pacific WebWorks will face in the coming year.

Pacific WebWorks and IntelliPay have great potential in the marketplace. However, hurdles exist, such as identifying and implementing effective product distribution channels, economic changes generally, gaining marketplace acceptance and addressing shifting public attitudes for technology products that could pose a threat to our success.

Liquidity and Capital Resources

While our revenues have increased in 2005, we have recorded net losses for the past two years. We rely on revenues, loans, and equity transactions to fund our operations. We are dependent on the efforts of our resellers, including our wholly-owned subsidiary, TradeWorks Marketing, independent sales representatives and our in-house sales personnel to increase our revenues, while we continue to work to control expenses. Our monthly cash outflows are primarily related to our marketing and operating expenses. These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

Net cash used in continuing operations for 2004 was $190,195 compared to net cash used in continuing operations of $241,057 for 2005. Net cash used by operations for 2004 was primarily the result of increased advertising expense and commissions paid to obtain revenues for our products and services and the related timing differences in recognition of those deferred revenues, along with non-recurring expenditures for enhancement of our data center and security features related to our online credit card transaction processing product. Net cash used by operations for 2005 was primarily the result of continued increases in marketing and advertising and administrative expenses.

For the 2004 year, net cash used by investing activities was $107,534 compared to net cash used in investing activities of $67,405 for the 2005 year. Investing activities for the 2004 year were primarily related to cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account. Investing activities for the 2005 year consisted primarily of purchases of property and equipment and the increase in cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account.

We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows. It should be noted that 55 % of our current liabilities are made up of deferred revenues that will be recognized over the next eight to twelve months and this liability does not require a specific cash outlay, but only that we remain a going concern.

In 2004 we covered our cash shortfalls by selling our common stock for an aggregate $250,000. In 2005 we have relied on loans and equity financing to cover cash shortfalls. In June 2005 we entered into promissory note agreements with two different lenders for an aggregate $200,000, at 8% interest. The promissory notes were executed on June 28 and 30, 2005 with two different lenders. Each note had a principle amount of $100,000 and each note is due and payable on December 31, 2006. The notes are collateralized by our business assets and are convertible into our common stock at $0.06 per share. We paid off these notes in the third quarter of 2005.

Net cash provided by financing activities for 2005 was $600,000 and was the result of proceeds from convertible notes, sales of our common stock and the exercise of warrants. On July 1, 2005 we negotiated a Unit Purchase Agreement with three accredited investors. Under this agreement we issued 4,166,667 units at a unit price of $0.06 for net proceeds of $250,000. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at a specified price. One half of the warrants had an exercise price of $0.12 per share and one half had an exercise price of $0.17 per share. The warrants were immediately exercisable and expire October 26, 2006, one year from the effective date of a registration statement filed to register the unit shares. Warrants were exercised for the purchase of an additional 2,083,334 shares at $0.12 for net proceeds of $250,000. We received a total of $500,000 from this agreement and the remaining $350,000 from the equity financing is in the form of warrants that are exercisable at $0.17 per share at some future date. We used $200,000 of these monies to repay the promissory notes discussed above and used the balance for operations. We registered the shares and the underlying shares of the warrants issued under this agreement on a Form SB-2 that was declared effective by the SEC on October 26, 2005.

On October 30, 2005 we entered into a promissory note agreement for $100,000. The note interest was 8% per annum and is due in full on April 30, 2007. This note is collateralized by our business assets.

We also issue common stock to pay for services that we require, whenever prudent, in an effort to conserve our cash for working capital and to support growth. On July 1, 2005, we granted warrants to purchase 1,000,000 shares of common stock to Chesapeake Group, Inc. The warrants were granted in consideration for consulting services and were valued at $9,832, using the Black-Scholes option pricing model. Warrants to purchase 500,000 shares have an exercise price of $0.10 and warrants to purchase 500,000 shares have an exercise price of $0.15. The warrants have an exercise term of three years, expiring in July 1, 2008. We also granted registration rights to the underlying shares of the warrants. We registered the shares and the underlying shares of the warrants issued under this agreement on a Form SB-2 that was declared effective by the SEC on October 26, 2005.

During 2005 we also issued shares of common stock to purchase insurance policies. In May 2005 we issued 230,000 shares for insurance policies valued at $15,000 and in December 2005, we issued 408,500 shares of common stock to Universal Business Insurance for a director/officer liability insurance premium valued at $40,850.

We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we have. We believe that we may need an additional $1 to 2 million during the next twelve months to continue to keep up with technological improvements and further our business development strategies.

We believe funding may be obtained through additional debt arrangements or equity offerings. However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

If we rely on equity offerings for funding or services, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,400 per month. Future minimum lease payments under this lease are $101,760 through 2006. As of December 31, 2005, we had an accrued liability of approximately $91,522 related to the Intellipay's operating lease default. Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay's physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at December 31, 2005, were comprised of accounts payable, accrued liabilities, deferred revenue, net current liabilities from discontinued operations, and convertible notes payable. Accounts payable totaled $94,053 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $125,280 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $679,206 at December 31, 2005. Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of December 31, 2005, World Commerce Network's accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds. In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks. The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of December 31, 2005 were approximately $321,392 through December 31, 2006 and $199,094 through December 31, 2007. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include deferred revenue calculations, goodwill and the annual tests for impairment of goodwill, contingent liabilities, and valuing stock option compensation.

Deferred revenue calculations materially affect our financial results. In this area cash revenues received for certain product sales, such as revenues from up-front fees, are recognized over the period services are performed. This requires deferring the immediate recognition of those revenues from eight months to one year and creating a deferred revenue liability account.

Goodwill related to Intellipay is assessed annually for impairment by comparing the fair values of Intellipay to its carrying amount, including goodwill. In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of Intellipay is less than book value, then the carrying amount of the goodwill is compared with its implied fair value.

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

Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay's ability to further generate revenues and cash flows in accordance with budgeted amounts. We currently do not expect impairment to occur for the Intellipay business unit in the near term; however, if an impairment occurs it would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings. We performed a goodwill impairment test during 2005 and concluded there was no impairment of goodwill.

In addition to deferred revenue and goodwill impairment, our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at December 31, 2005. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

As permitted by Statement of Financial Accounting Standards No. 148, we continue to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended December 31, 2004 and 2005 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The following chart is a summary of our financial statements for 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.


        Comparison of 2004 and 2005 Fiscal Year Operations
       ---------------------------------------------------

                                        2004                        2005
                                    ------------               ------------

Revenues, net                       $  3,617,486               $ 5,914,346

Cost of sales                          1,071,241                 1,771,725

Gross profit                           2,546,245                 4,142,620

Total operating expenses               3,036,640                 4,499,580

Loss from operations                    (490,395)                 (356,960)

Other income and (expense), net            2,068                    61,087

Income taxes                                 300                         -

Net earnings (loss)                     (488,627)                 (295,873)

Net earnings (loss) per share       $      (0.02)              $     (0.01)


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

As discussed above in our Executive Overview, new marketing plans and strategies implemented over the past two years have resulted in increased revenues. Even with the deferral of a significant amount of our 2005 sales, our sales increased 63.5% for 2005 compared to 2004. Management expects revenues to continue to increase as a result of our continued marketing activities.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. Cost of sales for 2004 and 2005 was primarily related to our new marketing strategy and related increases in reseller fees and commissions. The cost of sales increased 65.4% in 2005 compared to 2004. Management anticipates that cost of sales will increase over the next year due to our continued marketing efforts.

Total operating expenses increased 48.0% from 2004 to 2005. Selling expenses for 2005 increased 55.8% compared to 2004. Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing. We have expended significant amounts on sales and marketing, including direct mail, radio, and print advertising.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department. Research and development expenses increased 9.4% in 2005 compared to 2004 and management anticipates that these expenses will increase at approximately the same rate over the next year.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs. General and administrative expenses increased 50.0% largely due to increased personnel expense and bad debt expense related to our expanded operations.

Net other income for 2004 was primarily related to interest income earned on certificates of deposit. Net other income for 2005 was primarily related to interest income earned on certificates of deposit and the recovery of a previously booked expense.

As a result of the above items, we recorded a net loss and net loss per share for both 2004 and 2005, but our net loss decreased 39.4% in 2005 compared to 2004.

Balance Sheet - the following chart is a summary of our balance sheet.


      Comparison of 2004 and 2005 Fiscal Year Balance Sheet
      -----------------------------------------------------

                                             2004                2005
                                         --------------    --------------

Cash and cash equivalents                $     452,983     $     744,521

Total current assets                           623,445         1,166,814

Total assets                                 3,799,588         4,368,083

Total current liabilities                      937,125         1,133,812

Total liabilities                              937,125         1,233,812

Accumulated deficit                        (12,727,027)      (13,022,900)

Total stockholders equity                $   2,862,462     $   3,134,271


Total current assets increased in 2005 primarily as a result of increased prepaid expenses, receivables from our marketing efforts, and increased cash balances. Total liabilities also increased in 2005 as a result of increases in deferred revenue and notes payable of $100,000.

Factors Affecting Future Performance

      We have a history of losses and anticipate future losses.

We are unable to fund our day-to-day operations from revenues alone. For the year ended December 31, 2005, we incurred a net loss of $295,873 compared to a net loss of $488,627 for the year ended December 31, 2004. We anticipate revenue from operations and equity transactions will fund our operations for the next twelve months; however, we cannot assure you that we will be able to attain or maintain profitability.

      We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve months to remain competitive in our market. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. Also, we may not be able to obtain additional funds on acceptable terms. If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

      We are subject to intense competition from large and small companies that limits our ability to obtain market share and may force our prices down.

We face competition in the overall Internet software market, as well as in the web site building market. Our ability to earn significant revenues from our Visual WebTools(TM) or IntelliPay payment system will depend in part on their acceptance by a substantial number of online businesses. Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues are derived from one-time and recurring fees we charge to customers buying our products and services. Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers. We have developed our products to meet the needs of small businesses and we believe the generality of our competitors' services may be inadequately addressing the small business owner's needs. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market. In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

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

Our ability to compete effectively will depend, in part, upon our ability to protect our proprietary source codes for Visual WebTools(TM) and the IntelliPay payment system through a combination of licenses and trade secrets. These agreements and procedures may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We rely upon trade secrets with respect to our source code and functionalities and other unpatented proprietary information in our product development activities. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators.

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

Despite rigorous testing, our software may nevertheless contain undetected bugs, errors or experience failures when introduced, or when the volume of services provided increases. Any material errors could damage the reputation of our service or software, as well as damage our customer relations. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible. Correcting any defects or bugs we may discover in the future may require us to make significant expenditures of capital and other resources. We believe that we follow industry-standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products. As of the date of this filing we have not experienced any material adverse effect by reason of an error, defect, or bug.

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

      We may not be able to adapt as the Internet market changes.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet is characterized by:
..     rapid technological change;

..     changes in advertiser and user requirements and preferences;
..     frequent new product and service introductions embodying new technologies; and
..     the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must
..     enhance our existing products and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;
..     license, develop or acquire technologies useful in our business on a timely basis; and
..     respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.


      Our future success depends on continued growth in the use of the Internet and Internet-based services for small business.

Because the Internet is a rapidly evolving industry, the ultimate demand and market acceptance for our products will be subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of Internet business solutions that use these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation.

      Regulation of the Internet and Internet-based services may decrease the demand for our services and/or increase our cost of doing business.

Due to the increasing popularity and use of the Internet and online services, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services. These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services. Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our services, increase our cost of doing business. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, and taxation, apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business via the Internet.


                   ITEM 7: FINANCIAL STATEMENTS



             Pacific WebWorks, Inc. and Subsidiaries

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

             Pacific WebWorks, Inc. and Subsidiaries





     CONTENTS                                                   PAGE
     --------                                                   ----

     Independent Auditors' Report................................22

     Consolidated Balance Sheets, December 31,
     2005 and December 31, 2004 .................................23

     Consolidated Statements of Operations for
     the years ended December 31, 2005 and 2004..................24

     Consolidated Statements of Stockholders Equity for
     the years ended December 31, 2005 and 2004..................25

     Consolidated Statements of Cash Flows for the
     years ended December 31, 2005 and 2004......................26

     Notes to the Unaudited Financial Statements............27 - 40

Chisholm                                         533 West 2600 South, Suite 25
  Bierwolf &                                             Bountiful, Utah 84010
    Nilson, LLC                                          Phone: (801) 292-8756
Certified Public Accountants                               Fax: (801) 292-8809


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Pacific Webworks, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




    /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 3, 2006

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                          December 31,
                                                      2004           2005
                                                 -------------- -------------
CURRENT ASSETS

  Cash and cash equivalents                      $     452,983  $    744,520
  Receivables
    Trade, less allowance
    for doubtful receivables of
    $127,421 in 2004 and $97,592 in 2005                96,260       269,002
  Prepaid expenses                                      74,202       153,291
                                                 -------------- -------------

     Total current assets                              623,445     1,166,814
                                                 -------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     70,382        81,039
RESTRICTED CASH                                        136,519       163,472
GOODWILL                                             2,946,253     2,946,253
OTHER ASSETS, NET                                       22,989        10,505
                                                 -------------- -------------

                                                 $   3,799,588  $  4,368,083
                                                 ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $      89,164  $     94,053
  Accrued liabilities                                  181,109       125,280
  Deferred revenue                                     431,578       679,206
  Current liabilities from discontinued operations     235,274       235,274
                                                 -------------- -------------

    Total current liabilities                          937,125     1,133,812
                                                 -------------- -------------

Notes payable                                                -       100,000
                                                 -------------- -------------

    Total liabilities                                  937,125     1,233,812
                                                 -------------- -------------
STOCKHOLDERS' EQUITY

  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding
   28,517,622 shares in 2004 and
   35,426,895 shares in 2005                            28,518        35,427
  Additional paid-in capital                        15,560,971    16,121,744
  Accumulated deficit                              (12,727,027)  (13,022,900)
                                                 -------------- -------------

    Total stockholders' equity                       2,862,462     3,134,271
                                                 -------------- -------------

                                                 $   3,799,587  $  4,368,083
                                                 ============== =============




 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year ended
                                                         December 31,
                                                      2004           2005
                                                 -------------- -------------
Revenues, net
  Software, access and license fees              $     655,440  $  1,392,093
  Hosting, gateway and maintenance fees              1,430,328     1,814,550
  Training and education                               817,197     1,219,231
  Merchant accounts, design and other                  714,521     1,488,471
                                                 -------------- -------------
                                                     3,617,486     5,914,346

Cost of sales                                        1,071,241     1,771,725
                                                 -------------- -------------

    Gross profit                                     2,546,245     4,142,620

Selling expenses                                     1,516,567     2,362,694
Research and development                               242,012       264,829
General and administrative                           1,228,324     1,842,262
Depreciation and amortization                           49,736        29,795
                                                 -------------- -------------

    Total operating expenses                         3,036,640     4,499,580
                                                 -------------- -------------

    Net loss from operations                          (490,395)     (356,960)
                                                 -------------- -------------
Other income (expense)
  Interest income                                        3,054        11,817
  Other income (expense), net                             (986)       49,270
                                                 -------------- -------------
                                                         2,068        61,087
                                                 -------------- -------------
    Net income (loss) from continuing operations
    before income taxes                               (488,327)     (295,873)
                                                 -------------- -------------
Income Taxes                                               300             -
                                                 -------------- -------------

    Net income (loss) from continuing operations      (488,627)     (295,873)

Discontinued operations
  Gain (loss) from operations (net of income tax)            -             -

  Gain on disposal (net of income tax)                       -             -
                                                 -------------- -------------
    Total gain (loss) from discontinued operations           -             -

    NET LOSS                                      $    (488,627) $   (295,873)
                                                 ============== =============
Net loss per common share - basic and dilutive
  Net income loss from continuing operations     $       (0.02) $      (0.01)
  Gain from discontinued operations                          -             -
                                                 -------------- -------------
  Net earnings (loss)                            $       (0.02) $      (0.01)
                                                 ============== =============
Weighted-average number of shares outstanding
  Basic                                             24,853,964    31,497,718
                                                 ============== =============
  Dilutive                                          25,165,075    32,656,228
                                                 ============== =============



 The accompanying notes are an integral part of these statements.


             Pacific WebWorks, Inc. and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              Years ended December 31, 2004 and 2005


                                                             Additional
                         Price per        Common Stock         Paid-in     Accumulated
                           share       Shares      Amount      Capital       Deficit       Totals
                         ---------- ------------ ---------- ------------- ------------- -------------
Balances at
 January 1, 2004         $       -   24,587,622     24,588    15,288,181   (12,238,400)    3,074,369

Issuance of stock for
 insurance policies           0.09      300,000        300        26,420             -        26,720

Issuance of common
 stock for cash               0.07    3,630,000      3,630       246,370             -       250,000

Net loss 2004                    -            -          -             -      (488,627)     (488,627)
                                    ------------ ---------- ------------- ------------- -------------
Balances at
 December 31, 2004                   28,517,622     28,518    15,560,971   (12,727,027)    2,862,462

Issuance of stock for
 insurance policies           0.01      639,273        638        55,210             -        55,849

Issuance of stock for
 portfolio                    0.10       20,000         20         1,980             -         2,000

Issuance of common
 stock for cash               0.12    6,250,000      6,250       493,750             -       500,000

Compensation for
 Issuance of Warrants
  to Investor
  Relations Firm                 -            -         -          9,832             -         9,832

Net loss 2005                    -            -         -              -      (295,873)     (295,873)
                                    ------------ ---------- ------------- ------------- -------------
Balances at
  December 31, 2005                  35,426,895  $  35,426  $ 16,121,744  $(13,022,900) $  3,134,270
                                    ============ ========== ============= ============= =============




    The accompanying notes are an integral part of this financial statement

                                      25




                    Pacific WebWorks, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       For the
                                                                     year ended
                                                                     December 31,
                                                                 2004          2005
                                                            -------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings (loss)                                     $    (488,627) $   (295,873)
    Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities
      Depreciation & amortization                                  49,736        29,795
      Issuance of  options and warrants for compensation                -         9,832
      Bad debt expense                                            512,914       828,437
    Changes in assets and liabilities
      Receivables                                                (579,525)   (1,001,180)
      Prepaid expenses and other assets                            65,827        (8,756)
      Accounts payable and accrued liabilities                     23,502       (50,940)
      Deferred revenue                                            225,977       247,628
                                                            -------------- -------------

        Total adjustments                                         298,431        54,816
                                                            -------------- -------------

        Net cash provided by continuing operating activities     (190,196)     (241,057)
                                                            -------------- -------------
Cash flows from investing activities
  Purchases of property and equipment                             (21,966)      (40,452)
  Cash on reserve with bank                                       (85,568)      (26,953)
                                                            -------------- -------------

        Net cash provided by (used in) investing activities      (107,534)      (67,405)
                                                            -------------- -------------
Cash flows from financing activities
  Proceeds from notes payable                                           -       100,000
  Proceeds from convertible notes payable                               -       200,000
  Payments on convertible notes payable                                 -      (200,000)
  Proceeds on issuance of stock                                   250,000       250,000
  Proceeds on exercise of warrants                                      -       250,000
                                                            -------------- -------------

        Net cash used in financing activities                     250,000       600,000
                                                            -------------- -------------

        Net increase in cash and cash equivalents                 (47,730)      291,538

  Cash and cash equivalents at beginning of period                500,713       452,983
                                                            -------------- -------------

  Cash and cash equivalents at end of period                $     452,983  $    744,521
                                                            ============== =============

  Supplemental disclosures of cash flow information:
    Cash paid for interest                                  $           -  $          -
    Cash paid for income taxes                                        800           800

  Non-cash financing activities:
    Issuance of stock for prepaid insurance policies               26,720        55,849
    Reseller note settlement                                            -             -

       The accompanying notes are an integral part of these statements.



             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

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


Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., and World Commerce Network, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The operations of World Commerce Network, LLC have been discontinued. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                        December 31, 2005


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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2005 and concluded there was no impairment of goodwill.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Revenue Recognition - Continued
-------------------------------
The Company recognizes revenues when all of the following criteria are met:
(1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

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

Cost of sales
--------------
Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

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

Stock Based Compensation
------------------------
The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
Transition and Disclosure   An amendment of FASB Statement No. 123," for the
years ended December 31, 2004 and 2003. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

The following table illustrates the effect on net losses and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148 to stock-based compensation:


                                                Year Ended December 31,
                                                   2004          2005
                                              ------------- --------------
Net loss
  From continuing operations
                              As reported     $   (488,327) $    (295,873)
                              Pro forma           (809,358)      (507,332)

Net earnings (loss)           As reported     $   (488,327) $    (295,873)
                              Pro forma           (809,358)      (507,332)

Net earnings (loss) per
 common share from continuing
 operations basic and
 fully diluted                As reported     $      (0.02) $       (0.00)
                              Pro forma              (0.03)         (0.01)

Net earnings (loss) per
  common  share               As reported     $      (0.02) $       (0.00)
                              Pro forma              (0.03)         (0.01)

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

Stock Based Compensation - Continued
------------------------------------
The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for options granted in 2004 and 2005: expected volatility of 101 percent and 174 percent, respectively; risk-free interest rate of 4.00 percent and 4.23 percent, respectively; and expected life of 3.5 and 5 years, respectively. The weighted-average fair value of options granted was $0.05 and $0.11 in 2004 and 2005, respectively.

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

Earnings (loss) Per Share
-------------------------
The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate loss per share. Potentially issuable common shares totaling 5,334,424 related to options were excluded from the calculation of diluted loss per share because their effects were anti-dilutive for the year ended December 31, 2004. Potentially issuable common shares totaling 6,802,151 related to options and 1,000,000 related to warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive for the year ended December 31, 2005.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:


                                                      Year ended December 31,
                                                        2004       2005
                                                    ------------- ------------
Common shares outstanding during the period           24,587,622   28,517,622
Weighted average common shares issued                    266,342    2,980,096
                                                    ------------- ------------
Weighted average common shares used
   in basic earnings (loss) per share                 24,853,964   31,497,718
                                                    ------------- ------------
Dilutive effects of potentially issuable
   common shares (warrants)                              311,111    1,158,510
                                                    ------------- ------------
Weighted average number of common shares
  and dilutive potential common stock used
   in diluted earnings (loss) per share               25,165,075   32,656,228
                                                    ============= ============


Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment".
This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

Recent Accounting Pronouncements - Continued
--------------------------------------------
begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in the third quarter of 2005. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company's results of operations as a result of adopting this new Standard.

NOTE 2 - PROPERTY AND EQUIPMENT
                                                                  Estimated
Property and equipment includes the following:   December 31,     useful
                                                2004      2005    life (years)
                                          ----------- ----------- ------------
      Computer Equipment                  $  340,760  $  350,338       3-5
      Equipment                              116,710     141,306       2-10
      Software                                93,958      98,847       1-3
      Furniture and Fixtures                  86,780      87,787       3-10
      Leasehold Improvements                   4,598       4,980 Life of lease
                                          ----------- -----------
                                             642,806     683,258
      Less Accumulated Depreciation         (572,424)   (602,219)
                                          ----------- -----------
                                          $   70,382  $   81,039
                                          =========== ===========

NOTE 3 - OTHER ASSETS

Other assets include the following:             December 31,
                                             2004          2005
                                         -------------- -------------
      Purchased customer portfolio       $     278,309  $    280,309
      Deposits                                   9,672         9,672
                                         -------------- -------------
                                               287,981       289,981
                                         -------------- -------------
      Accumulated amortization                (264,992)     (279,476)
                                         -------------- -------------
                                         $      22,989  $     10,505
                                         ============== =============

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 4 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:             December 31,
                                                        2004       2005
                                                  ------------- ------------
      Payroll related liabilities                 $     38,130  $    46,054
      Sales contractor commissions                       6,766        2,346
      Contingent reseller commissions                   39,790            -
      Operating lease in default                        90,357       91,522
      Refunds and factor                                 4,426      (16,282)
      Income tax payable                                 1,200          900
      Other                                                440          440
                                                  ------------- ------------
                                                  $    181,109  $   181,109
                                                  ============= ============

NOTE 5 - OPERATING LEASE REVENUES

During years ended December 31, 2004 and 2005, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2005 are as follows:
                                                     Through
                                                  December 31,
                                                  -----------
                                                    2006        $  321,392
                                                    2007           199,094
                                                    2008                 -
                                                  Thereafter             -
                                                                -----------
                                                                $  520,486
                                                                ===========

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk. TradeWorks also enters into factoring arrangements for certain sales of e-commerce software and merchant accounts to an outside leasing company with recourse. Estimated recourse amounts are reduced from the amount funded to the company and netted against sales for reporting purposes as they are not considered realizable. Additional amounts due under the factoring arrangements are estimated and recorded as an accrued liability (Note 4).

NOTE 6 - NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

During June 2005, the Company entered into Promissory Note agreements with limited liability companies for $200,000. The notes interest was at 8% per annum, and was due in full including principal and interest on December 31,
2006.  The notes were collateralized by the Company's business assets.   The
notes were paid in full during the third quarter 2005.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 6 - NOTES PAYABLE  / CONVERTIBLE NOTES PAYABLE - CONTINUED

On October 30, 2005, the Company entered into Promissory Note agreement for $100,000. The note interest was at 8% per annum, and is due in full including principal and interest on April 30, 2007. The note is collateralized by the Company's business assets.

NOTE 7 - STOCKHOLDERS' EQUITY

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

During May and October 2005, the Company issued 230,000 and 408,500 shares of its common stock for payment of $15,000 and $40,850 related to insurance premiums.

During February 2005, the Company issued 20,000 shares of its common stock to purchase a portfolio of recurring service customers and related technology valued at $2,000.

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's shareholders as of December 31, 2005.

Directors, officers, and employees have been granted options to acquire 6,802,151 shares of the company's common stock and 5,834,651 of the options are exercisable as of December 31, 2005. The options were granted at exercise prices ranging from $0.07 - $2.00 per share. The options vest periodically through April 2006 and expire through April 2011.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005


NOTE 7 - STOCKHOLDERS' EQUITY  - CONTINUED

Equity Incentive Plan - Continued
---------------------------------
Options to purchase 50,000 shares of the Company's common stock were granted in April 2005 at an exercise price of $0.10 per share. These options vest through October 2005 and expire in April 2010.

Information with respect to the Company's stock options follows:

                                                              Weighted-average
                                Stock options  Exercise price  exercise price
                                ------------- ---------------  --------------
Outstanding at January 1, 2003     4,696,302    $0.14-$2.00       $0.54
   Granted                         1,400,000       0.07            0.07
   Exercised                               -          -               -
   Forfeited                         761,878     0.14- 2.00        0.82
                                ------------- ---------------  --------------
Outstanding at December 31, 2004   5,334,424    $0.07-$1.75       $0.37
                                ============= =============== ===============
   Granted                         1,935,000       0.12            0.12
   Exercised                               -          -               -
   Forfeited                         471,773    $0.07-$1.75       $0.48
                                ------------- --------------- ---------------
Outstanding at December 31, 2005   6,797,651    $0.07-$0.87       $0.28
                                ============= =============== ===============

Options outstanding


                                                           Weighted-
                   Number        Weighted-average     average remaining
Exercise price     outstanding   exercise price       contractual life (years)
---------------    -----------   ----------------     -----------------------
   0.87                40,151           0.87                    5
   0.75             1,582,500           0.75                    4.75
   0.23             1,230,000           0.23                    1.5
   0.14               385,000           0.14                    2.75
   0.12             1,935,000           0.12                    4.75
   0.07             1,625,000           0.07                    3.75
                  ------------
                    6,802,151
                  ============

Options exercisable


                                                           Weighted-
                   Number        Weighted-average     average remaining
Exercise price     exercisable   exercise price       contractual life (years)
---------------    -----------   ----------------     -----------------------
   0.87                40,151           0.87                     5
   0.75             1,582,500           0.75                     4.75
   0.23             1,230,000           0.87                     1.5
   0.14               385,000           0.14                     2.75
   0.12               967,500           0.12                     4.75
   0.07             1,625,000           0.07                     3.75
                   -----------
                    5,834,651
                   ===========

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY  - CONTINUED

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

As of December 31, 2005, warrants to purchase a total of 1,000,000 shares of the Company's common stock are outstanding and exercisable at a price of $0.17 per share.

NOTE 8 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2004 and December 31, 2005:

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

Other current liabilities
-------------------------
Other current liabilities of World Commerce Network, LLC consist of estimated customer refunds approximating $56,000 and estimated contingent liabilities from the legal matter noted below approximating $95,000 as of December 31, 2005.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 8 - DISCONTINUED OPERATIONS - CONTINUED

Pending litigation
------------------
In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities. The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment. Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2005 and December 31, 2004 and have been recorded as an accrued liability. Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

NOTE 9 - OPERATING COMMITMENTS

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

As of December 31, 2005, Intellipay, Inc. has recorded an accrued liability of approximately $91,522 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees.

Operating leases
----------------
The Company has entered into a lease agreement for the lease of office space for its operations in Salt Lake City, Utah. The lease requires $8,400 per month from January 2005 through expiration in December 2006. Rent expense for the Salt Lake offices for the years ended December 31, 2004 and 2005 approximates and $100,000 and $100,000 respectively.

The following is a schedule of future minimum lease payments under the operating lease:

                Year ended        Lease
                December 31,      Commitment
                ------------      -----------
                  2006            $  101,760
                Thereafter                 -
                                  -----------
                                  $  101,760
                                  ============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 9 - OPERATING COMMITMENTS - CONTINUED

Other matters
-------------
The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 10 - INCOME TAXES

The company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented.
Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:


                                                     12/31/2005
                                                 ----------------
 Federal income taxes at statutory rate           $    (100,597)
 State income taxes net of federal benefit        $      (9,704)
 Change in the Valuation Allowance                $      89,671
 Other                                            $      20,630
                                                  --------------
 Total                                            $          (0)

 Deferred taxes consist of the following:

 Deferred Tax Assets:
      Allowance for doubtfull accounts            $      36,402
      Net operating loss carryforwards            $   3,536,767
      Excess book depreciation and amortization   $      61,557
      Capital loss Carryforwards                  $     219,530
      Deferred expenses                           $      31,506
                                                  --------------
                                                  $   3,885,762
      Less valuation Allowance                    $  (3,885,762)
                                                  --------------
      Net Tax Assets                              $           -
                                                  ==============

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

NOTE 10 - INCOME TAXES - CONTINUED

The Company has sustained net operating losses in all periods presented.
There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $89,671 for the year ended December 31, 2005.

As of December 31, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,700,000 expiring through 2025. As of December 31, 2005 the Company had a federal capital loss carryforward for tax reporting purposes of approximately $650,000 expiring in 2008.

NOTE 11 - SEGMENT REPORTING

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



                                 39

               Pacific WebWorks, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005


NOTE 11 - SEGMENT REPORTING - CONTINUED



Year ended             Pacific                    Trade        Fund-      Discontinued
December 31, 2005(a)   WebWorks     Intellipay    Works        Works      Operations(b)
--------------------   ------------ ------------- ------------ ---------- -------------

Revenues, net          $ 1,385,647  $    542,899  $ 3,746,691  $ 239,108  $          -

Income (loss) from
continuing operations     (239,026)       97,555     (318,784)   103,526             -

Gain (loss) from
discontinued operations          -             -            -          -             -

Net income (loss)      $  (176,702) $     97,269  $  (319,736) $ 103,526  $          -
______________________________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC, a non-operating, discontinued subsidiary.


NOTE 12 - MARKET RISK

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

NOTE 13 - SUBSEQUENT EVENTS

No significant subsequent events have taken place since December 31, 2005.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC to serve as our independent auditors.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   ITEM 8B.  OTHER INFORMATION

None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information. Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons. As of the date of this prospectus we have one vacancy on our board of directors. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. R. Brett Bell is the son of Kenneth W. Bell.


Name                     Age     Position Held                  Director since
------------------    -----    -----------------------------    --------------

Christian R. Larsen      31      President and Director         April 1999
Kenneth W. Bell          56      Chairman of the Board,         January 2001
                                 Chief Executive Officer,
                                 Treasurer, and Director
R. Brett Bell            30      Secretary and Controller

Christian R. Larsen - Mr. Larsen currently serves as our President and he served as our Chief Executive Officer from April 1999 through January 2001. Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks. He has over nine years experience providing computer consulting and business management services.

Kenneth W. Bell -  On April 14, 2004, our board of directors appointed Kenneth
W. Bell as Chairman of the Board. On July 15, 2004, our board of directors appointed him to serve in the capacity of Treasurer. He has served as our Chief Executive Officer since January 2001. Prior to that time Mr. Bell was President and Chief Executive Officer of Logio, Inc., our former subsidiary. He formerly served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company. He has over thirty years experience in a variety of finance and management positions, including employment for fifteen years in the commercial banking industry in Utah and California. Mr. Bell received a Bachelors degree from Brigham Young University in 1972.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2005, Kenneth W. Bell filed late one Form 4 related to one option grant, Christian
R. Larsen filed late one Form 4 related to one option grant, R. Brett Bell filed late one Form 4 related to one option grant.

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

                    SUMMARY COMPENSATION TABLE
                                                             Long Term
                       Annual Compensation                   Compensation
                       --------------------                  ------------
                                                             Securities
Name and principal                                           underlying
position               Year       Salary ($)      Bonus ($)  Options/SAR's (#)
---------------------  -----      ----------      --------   --------------
Christian R. Larsen    2005       $ 74,125        $ 17,000       250,000
President              2004         70,396           5,000       250,000
                       2003         67,896           4,000       275,000

Kenneth W. Bell        2005       $ 98,550        $ 17,000       275,000
CEO, Treasurer         2004         94,250           5,000       250,000
                       2003         90,917           4,000       300,000

R. Brett Bell          2005       $ 62,875        $ 13,000       225,000
Secretary,             2004         58,458           2,000       175,000
Controller             2003         52,107           1,500       100,000

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------
Christian R. Larsen     250,000        12.9%        $0.12       10/20/10
Kenneth W. Bell         275,000        14.2%         0.12       10/20/10
R. Brett Bell           225,000        11.6%         0.12       10/20/10


      (1) One half of the options granted vest immediately and the remaining half of the options granted vest after six months.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart includes individual compensation agreements.

               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0              $   0.00                  0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security
holders              7,797,651 (1)          0.26               702,349
---------------- ---------------------- ------------------- ---------------
Total                7,797,651          $   0.26               702,349
---------------------------------------------------------------------------
     (1) Represents 6,797,651 shares for 2001 Equity Incentive Plan and 1,000,000 shares for individual compensation agreement.

      2001 Equity Incentive Plan

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

All of Pacific WebWorks and our subsidiaries' employees, are eligible for incentive stock options. Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights. We currently have twenty-one employees, officers and directors eligible to participate in the plan. An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors. As of the date of this filing, we do not have any independent directors.

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

As of December 31, 2005, the board of directors has granted options to acquire an aggregate of 6,797,651 shares of common stock with exercise prices ranging from $0.07 to $1.75 per share. The options vest periodically through October 2010 and expire through April 2010. The plan continues in effect until March 8, 2011, unless terminated by the board of directors.

      Consulting Agreement

On July 1, 2005, we entered into a consulting agreement with Chesapeake Group, Inc. (the "Chesapeake Group"). Chesapeake Group provides consulting services regarding all phases of our investor relations with brokers or dealers and the investing public. In consideration for its services we granted warrants to purchase 1,000,000 shares, valued at $9,832. Chesapeake Group agreed to provide consultation in the areas of our marketing to investors, advising us on securing nationwide interest in our securities, assist us with conference calls and road shows and help us with the preparation and dissemination of press releases and news announcements. The consulting agreement may be terminated by either party with a 90-day written notice. Warrants to purchase 500,000 shares have an exercise price of $0.10 and warrants to purchase 500,000 shares have an exercise price of $0.15. The warrants have an exercise term of three years, expiring in July 1, 2008. We granted registration rights for the underlying shares to Chesapeake Group and we registered the underlying shares of the warrants issued under this agreement on a Form SB-2 that was declared effective by the SEC on October 26, 2005.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 35,426,895 shares of common stock outstanding as of February 23, 2006, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

                            MANAGEMENT

Name and Address of             Number of Shares of                  Percent
Beneficial Owners               Common Stock          Options (1)    of Class
------------------------------  -------------------   ------------   ---------

Christian R. Larsen                  878,000 (2)        1,025,000      5.2%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

Kenneth W.  Bell                     217,311 (3)        1,375,378      4.3%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

R. Brett Bell                          1,758 (4)          459,775      1.3%
180 South 300 West, Suite 400
Salt Lake City, Utah 84101

All executive officers and          1,095,311           2,860,153      10.3%
directors as a group

          (1)    Represents options exercisable within the next 60 days.
          (2) Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate.
          (3)    Represents shares owned jointly with his spouse.
          (4) Represents 758 shares held by Mr. Bell and 1,000 shares held jointly with his spouse.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

ITEM 13.  EXHIBITS



No.     Description

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
4.1 Unit Purchase Agreement between Pacific WebWorks and Investors, dated July 1, 2005 (Incorporated by reference to exhibit 4.1 to Form 10-QSB, filed August 12, 2005)
4.2 Form of Unit Warrants, dated July 1, 2005 (Incorporated by reference to exhibit 4.2 to Form 10-QSB, filed August 12, 2005)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
       10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Form of employment agreement for executive officers, dated April 1,2004 (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 31, 2005)
10.5 Consulting agreement between Pacific WebWorks and Chesapeake Group, Inc., dated July 1, 2005 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 12, 2005)
10.6 Registration Rights Agreement between Pacific WebWorks and Unit Investors, dated July 1, 2005 (Incorporated by reference to exhibit
       10.6 to Form 10-QSB, filed August 12, 2005)
21.1   Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
       21.1 for Form 10-QSB, filed November 13, 2003)
31.1   Chief Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification



         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson, LC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                             2005               2004
                           --------          --------
     Audit fees            $  7,834          $ 7,900
     Audit-related fees       2,100            1,600
     Tax fees                     0                0
     All other fees               0                0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

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

                                    Pacific WebWorks, Inc.


                                    /s/ Christian R. Larsen
Date: March 28, 2006            By:_____________________________________
                                    Christian R. Larsen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                    /s/ Christian R. Larsen
Date: March 28, 2006                _____________________________________
                                    Christian R. Larsen
                                    President and Director




                                    /s/ Kenneth W. Bell

Date: March 28, 2006                _____________________________________
                                    Kenneth W.  Bell
                                    Chairman of the Board, Chief Executive
                                    Officer, Principal Financial and
Accounting
                                    Officer and Treasurer


                                    /s/ R. Brett Bell
Date: March 28, 2006                _____________________________________
                                    R. Brett Bell
                                    Secretary and Controller