Form 10QSB
period 2006-03-31
PACIFIC WEBWORKS INC
filed 2006-05-15
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 000-26731

                       Pacific WebWorks, Inc.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

             Nevada                            87-0627910
     ------------------------        ------------------------------------
     (State of incorporation)        (I.R.S. Employer Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah 84101
---------------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number:  (801) 578-9020

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

As of May 1, 2006, Pacific WebWorks, Inc. had a total of 35,426,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........15

Item 3.  Controls and Procedures............................................24

                    PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..................................................25

Item 6.  Exhibits...........................................................25

Signatures..................................................................26




                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period.

             Pacific WebWorks, Inc. and Subsidiaries

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                 December 31,     March 31,
                                                     2005           2006
                                                 ------------- -------------
                                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                      $    744,520  $    766,046
  Receivables
    Trade, less allowance for doubtful
    receivables of $97,592 in 2005 and
    $29,592 in 2006                                   269,002       232,535
  Prepaid expenses                                    153,291       159,827
                                                 ------------- -------------

    Total current assets                            1,166,814     1,158,408
                                                 ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                    81,039        85,658

RESTRICTED CASH                                       163,472       213,025
GOODWILL                                            2,946,253     2,946,253
OTHER ASSETS, NET                                      10,505        14,305
                                                 ------------- -------------

                                                 $  4,368,083  $  4,417,649
                                                 ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     94,053  $    244,353
  Accrued liabilities                                 125,280       180,019
  Deferred revenue                                    679,206       911,717
  Current liabilities from discontinued operations    235,274       235,274
                                                 ------------- -------------

    Total current liabilities                       1,133,812     1,571,363
                                                 ------------- -------------

Notes payable - Long Term                             100,000       100,000
                                                 ------------- -------------

    Total liabilities                               1,233,812     1,671,363
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock - par value $0.001; authorized
   50,000,000; issued and outstanding 35,426,895
   shares in 2005 and 35,426,895 shares in 2006        35,427        35,427
  Additional paid-in capital                       16,121,744    16,176,463
  Accumulated deficit                             (13,022,900)  (13,465,604)
                                                 ------------- -------------

    Total stockholders' equity                      3,134,271    2,746,285
                                                 ------------- -------------

                                                 $  4,368,083  $  4,417,649
                                                 ============= =============



 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                      2005         2006
                                                 ------------- -------------
Revenues, net
  Software, access and license fees              $    225,574  $    451,139
  Hosting, gateway and maintenance fees               407,364       423,399
  Training and education                              114,466       269,199
  Merchant accounts, design and other                 116,976       403,819
                                                 ------------- -------------
                                                      864,380     1,547,556

Cost of sales                                         208,833       203,806
                                                 ------------- -------------

  Gross profit                                        655,548     1,343,750

Selling expenses                                      393,250     1,173,367
Research and development                               62,137        65,655
General and administrative                            331,978       554,454
Depreciation and amortization                           7,791         7,757
                                                 ------------- -------------

  Total operating expenses                            795,156     1,801,233
                                                 ------------- -------------

  Net loss from operations                           (139,608)     (457,483)
                                                 ------------- -------------
Other income (expense)
  Interest income                                       1,564         6,676
  Other income (expense), net                           6,043         8,112
                                                 ------------- -------------
                                                        7,608        14,788
                                                 ------------- -------------
Net income (loss) from continuing operations
 before income taxes                                 (132,000)     (442,695)

Income Taxes                                                -             -
                                                 ------------- -------------

  NET LOSS                                       $   (132,000) $   (442,695)
                                                 ============= =============

Net loss per common share - basic and dilutive
  Net income loss from continuing operations     $      (0.00) $      (0.01)
                                                 ------------- -------------

  Net earnings (loss)                            $      (0.00) $       (0.01)
                                                 ============= ==============
Weighted-average number of shares outstanding
  Basic                                            28,522,622     31,497,718
  Dilutive                                         28,833,733     32,656,228



 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                        Three Months
                                                           Ended
                                                          March 31,
                                                       2005         2006
                                                 ------------- -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings (loss)                          $   (132,000) $   (442,695)
    Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities
      Depreciation & amortization                       7,791         7,757
      Stock Option Expense                                  -        54,719
      Bad debt expense                                140,674       202,881
    Changes in assets and liabilities
      Receivables                                    (174,234)     (166,414)
      Prepaid expenses and other assets               (29,758)      (10,336)
      Accounts payable and accrued liabilities        (14,573)      205,039
      Deferred revenue                                 63,392       232,502
                                                 ------------- -------------

        Total adjustments                              (6,709)      526,148
                                                 ------------- -------------
        Net cash provided by continuing
         operating activities                        (138,709)       83,454
                                                 ------------- -------------
  Cash flows from investing activities
    Purchases of property and equipment                (2,190)      (12,375)
    Cash on reserve with bank                          65,030       (49,553)
                                                 ------------- -------------
        Net cash provided by (used in)
         investing activities                          62,840       (61,928)
                                                 ------------- -------------
  Cash flows from financing activities

        Net cash used in financing activities               -             -
                                                 ------------- -------------

        Net increase in cash and cash equivalents     (75,869)       21,526

Cash and cash equivalents at beginning of period      452,983       744,521
                                                 ------------- -------------

Cash and cash equivalents at end of period       $    377,114  $    766,046
                                                 ============= =============

Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                         $          -  $          -
  Cash paid for income taxes                                -           800

  Non-cash financing activities:
  Shares issued for customer portfolio and technology   2,000             -


 The accompanying notes are an integral part of these statements.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
-----------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2006. Certain prior period balances have been reclassified to conform with current period presentation.

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

                          March 31, 2006
                            (Unaudited)

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

Stock Based Compensation
------------------------
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 3. Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share-

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006
                            (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

based awards granted prior to, but not yet vested as of January 1, 2006, and
(b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $54,719 has been recognized for grants of options to employees and directors in the accompanying statements of operations with a associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended March 31, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                              For the Three Months
                                                 Ended March 31,
                                                      2006
                                                 --------------

      Net loss, as reported                      $    (132,000)
      Plus stock-based employee compensation
      expense included in reported net loss,
      net of related tax effects                             -
      Less stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                     (11, 086)

      Pro forma net loss                         $    (143,086)

      Basic and diluted net loss per common
      share, as reported                         $        ( - )
      Basic net loss per share, pro forma        $       (0.01)
      Diluted net loss per share, pro forma      $        ( - )


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 6,802,151 related to options and 3,083,335 related to warrants were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006
                           (Unaudited)


NOTE 2 - OPERATING LEASE REVENUES

During the firs quarter ended March 31, 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of March 31, 2006 are as follows:

                                    Through
                                    March 31,
                                     2007              $  325,169
                                     2008                 164,922
                                     2009                       -
                                    Thereafter                  -
                                                       -----------
                                                       $  490,091
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

NOTE 3 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's
shareholders as of March 31, 2006.   The fair value of each of the Company's
stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of the Company's stock Option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally between zero to two years. Expected volatility is based on an average of historical volatility of the company's stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Company's stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006
                           (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY - CONTINUED

A summary of the status of options granted at March 31, 2006, and changes during the period then ended are as follows:

                                          For the Three Months Ended
                                               March 31, 2006

                                                          Weighted
                                               Weighted    Average
                                               Average    Remaining  Aggregate
                                               Exercise Contractual  Intrinsic
                                     Shares     Price       Term       Value
                                   ----------- --------- ---------- ----------
Outstanding at beginning of period   6,797,651  $  0.28  4.1 years  $  81,250
Granted                                      -        -
Exercised                                    -        -
Forfeited                                    -        -
Expired                                      -        -

Outstanding at end of period         6,797,651     0.28  3.8 years  $ 152,450

Vested and expected to vest in
  the future                         6,797,651     0.28  3.8 years  $ 152,450

Exercisable at end of period         5,830,151     0.31  3.7 years  $ 133,100

Weighted average fair value of
 options granted                             -        -


The Company had 967,500 non vested options at the beginning of the period with a weighted average grant date fair value of $0.11. At March 31, 2006 the Company had 967,500 non vested options with a weighted average grant date fair value of $0.11 resulting in unrecognized compensation expense $4,256 which is expected to be expensed over a weighted-average period of 0.3 years.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During the three month period ended March 31, 2006 and 2005, the Company received $0 and $0 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006
                           (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY - CONTINUED

Issuance of Warrants
--------------------
As of March 31, 2006, warrants to purchase a total of 3,083,333 shares of the Company's common stock are outstanding and exercisable at prices of $0.10 to $0.17 per share.


NOTE 4 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2005 and March 31, 2006:

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2006
                            (Unaudited)


NOTE 4 - DISCONTINUED OPERATIONS CONTINUED

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2006
                           (Unaudited)


NOTE 5 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended   Pacific                Trade      Fund-     Discontinued
March 31, 2005(a)    WebWorks   Intellipay  Works      Works     Operations(b)
-------------------  ---------- ----------- ---------- --------- -------------

Revenues, net        $ 305,208  $ 129,114   $ 382,459  $ 47,600  $        -
Net income (loss)    $   5,303  $  12,634   $(165,312) $ 15,375  $        -
____________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended   Pacific                Trade-     Fund-     Discontinued
March 31, 2006(a)    WebWorks   Intellipay  Works      Works     Operations(b)
-------------------  ---------- ----------- ---------- --------- -------------
Revenues, net        $ 323,264  $  133,773  $1,010,515 $ 79,994  $         -
Net income (loss)    $(227,331) $   34,397  $ (293,357)$ 43,053  $         -

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

During the first quarter of 2006 we continued to work on refining our sales and marketing programs and updating and maintaining our software programs. These refinements resulted in significantly increased registrations, attendance and product purchases at our nationwide sales and training events when compared to the same period in the previous year. Our net revenues for the three month period ended March 31, 2006 ("2006 first quarter") were $1,547,556 compared to $864,380 for the three month period ended March 31,2005 ("2005 first quarter"). This growth was primarily related to the sales and training events in locations throughout the United States conducted through our subsidiary, TradeWorks Marketing, Inc. These events focus on the sale of Pacific WebWorks and Intellipay products and the training necessary to properly utilize these products.

Intellipay, Inc. continued to make progress in the marketing of its Municipal Bill Pay solution during the first quarter of 2006. This product represents the only solution that is fully integrated into the Caselle municipal accounting system used by hundreds of municipalities nationwide.

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

Liquidity and Capital Resources

While our revenues have increased in the 2006 first quarter, we have recorded net losses for the past two years. We have historically relied upon revenues, loans, and equity transactions to fund our operations. We are dependent on the efforts of our resellers, including our wholly-owned subsidiary, TradeWorks Marketing, independent sales representatives and our in-house sales personnel to increase our revenues, while we continue to work to control expenses. Our monthly cash outflows are primarily related to our marketing and operating expenses. These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

We recognized net cash used by continuing operations of $138,709 for the 2005 first quarter compared to net cash provided by continuing operations of $83,454 for the 2006 first quarter, an improvement of $222,163 when comparing the 2005 and 2006 first quarters.

We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows. It should be noted that 58.0% of our current liabilities are made up of deferred revenues of $911,717 that will be recognized over the next eight to twelve months and this liability does not require a specific cash outlay, but only that we remain a going concern.

For the 2005 first quarter, net cash provided by investing activities was $62,840 compared to net cash used in investing activities of $61,928 for the 2006 first quarter. Investing activities for the 2005 first quarter were primarily related to purchases of property and equipment and in the release of cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account. Investing activities for the 2006 first quarter consisted primarily of purchases of property and equipment and an increase in cash placed on reserve with a financial institution related to TradeWorksMarketing merchant account.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $12,000 per month. Future minimum lease payments under this lease are $101,760 through 2006. As of March 31, 2006, we had an accrued liability of approximately $91,522 related to the Intellipay's operating lease default. Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay's physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at March 31, 2006, were comprised of accounts payable, accrued liabilities, deferred revenue, net current liabilities from discontinued operations, and convertible notes payable. Accounts payable totaled $244,353 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $180,019 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $911,717 at March 31, 2006. Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

Our long term liabilities at March 31, 2006 included a promissory note for $100,000, with 8% interest per annum, which is due in full on April 30, 2007. This note is collateralized by our business assets.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of March 31, 2006, World Commerce Network's accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds. In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks. The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of March 31, 2006 were approximately $325,169 through March 31, 2007 and $164,922 through March 31, 2008. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

In addition to deferred revenue and goodwill impairment, our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at March 31, 2006. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

We account for stock options under Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006. Statement 123(R) requires that recognition of the cost of employee services received in exchange for stock options and awards of equity instruments be based on the grant-date fair value of such options and awards, over the period they vest. In accordance with the modified-prospective transition method, our financial statements for the prior 2005 year have not been restated nor do they include the impact of Statement 123R.

The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. Based on our estimates, we recognized compensation cost of $54,719 for grants of options to employees and directors for the 2006 first quarter.

Results of Operations

The following discussions are based on the consolidated financial statements for the three month periods ended March 31, 2005 and 2006 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The following chart is a summary of our financial statements for the 2005 and 2006 first quarters and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

       Comparison of 2005 and 2006 First Quarter Operations
       ----------------------------------------------------

                                Quarter ended     Quarter ended
                                March 31, 2005    March 31, 2006
                                --------------    --------------
Revenues, net                   $     864,380     $   1,547,556

Cost of sales                         208,833           203,806

Gross profit                          655,548         1,343,750

Total operating expenses              795,156         1,801,233

Loss from operations                 (139,608)         (457,483)

Other income and (expense), net         7,608            14,788

Net earnings (loss)                  (132,000)         (442,695)

Net earnings (loss) per share   $       (0.00)    $       (0.01)


We recognize hosting, maintenance, transaction and processing fees in the period in which fees are fixed or determinable and the related products or services are provided to the user. Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed. This accounting requirement results in increased reported losses despite the fact that we generated positive cash flows from our continued operating activities. Fees for the set-up of merchant accounts are deferred and recognized as services are delivered, which is generally two months. Training and design revenues are recognized as the related services are performed.

As discussed above in our Executive Overview, new marketing plans and strategies implemented over the past two years have resulted in increased revenues. Management expects revenues to increase as we continue to refine our marketing activities.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. Cost of sales were 24.2% of revenues for the 2005 first quarter compared to 13.2% of revenues for the 2006 first quarter.

Total operating expenses increased from the 2005 first quarter to the 2006 first quarter. This increase was primarily due to increased selling expenses and increased general and administrative expenses in support of our increased revenues. Selling expenses increased from $393,250 for the 2005 first quarter to $1,173,367 for the 2006 first quarter. Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing. We have expended significant amounts on sales and marketing, including direct mail, radio, and print advertising.

General and administrative expenses increased from $331,978 for the 2005 first quarter to $554,454 for the 2006 first quarter, largely due to increased personnel expense and bad debt expense related to our expanded operations. General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Net other income increased from the 2005 first quarter to the 2006 first quarter primarily as a result of interest income earned on certificates of deposit and the recovery of a previously booked expense.

As a result of the above items, we recorded a net loss and net loss per share for the 2006 first quarter.

Balance Sheet - the following chart is a summary of our balance sheet.

     Comparison of 2005 and 2006 First Quarter Balance Sheet
     --------------------------------------------------------

                                      Year ended           Quarter ended
                                      December 31, 2005    March 31, 2006
                                      -----------------    ---------------
Cash and cash equivalents             $       744,520      $      766,046

Total current assets                        1,166,814           1,158,408

Total assets                                4,368,083           4,417,649

Total current liabilities                   1,133,812           1,571,363

Total liabilities                           1,233,812           1,671,363

Accumulated deficit                       (13,022,900)        (13,465,604)

Total stockholders equity             $     3,134,271      $    2,746,285


Factors Affecting Future Performance

      We have a history of losses and anticipate future losses.

We are unable to fund our day-to-day operations from revenues alone. For the three month period ended March 31, 2006, we incurred a net loss of $442,695 compared to $295,873 for the year ended December 31, 2005. We anticipate revenue from operations and equity transactions will fund our operations for the next twelve months; however, we cannot assure you that we will be able to attain or maintain profitability.

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

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to:
      . assess and document the adequacy of internal control over financial reporting,
      . take steps to improve control processes where appropriate, . validate through testing that controls are functioning as documented,
         and
      . implement a continuous reporting and improvement process for internal control over financial reporting.
We can not assure you as to our, or our independent auditors', conclusions at December 31, 2007 with respect to the effectiveness of our internal control over financial reporting. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

In order to compete successfully in the future, we must
..     enhance our existing products and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;
..     license, develop or acquire technologies useful in our business on a timely basis;
..     respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and
..     develop new and expanded avenues through which we can sell and market our products.

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

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A complaint was filed on March 9, 2006 by Patsy Libertell in the District Court County of Valencia State of New Mexico naming TradeWorks Marketing, Inc. and Kenneth W. Bell as defendants for alleged breach of contract, unfair trade practices and fraud. Mr. Libertell alleges that the defendants failed to deliver the products and services required under the contract. We have engaged legal counsel in New Mexico and intend to vigorously contest these allegations.

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


                                    PACIFIC WEBWORKS, INC.


                                    /s/ Christian R. Larsen
Date: May 12, 2006              By: _____________________________________
                                    Christian R. Larsen
                                    President and Director



                                    /s/ Kenneth W. Bell
Date: May 12, 2006              By: _____________________________________
                                    Kenneth W. Bell
                                    Chief Executive Officer, Treasurer,
                                    Principal Financial and Accounting
                                    Officer, and Chairman of the Board


                                    /s/ R. Brett Bell
Date: May 12, 2006              By: _____________________________________
                                    R. Brett Bell
                                    Secretary and Controller