Form 10QSB
period 2006-06-30
PACIFIC WEBWORKS INC
filed 2006-08-14
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006


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

    180 South 300 West, Suite 400, Salt Lake City, Utah 84101
    ----------------------------------------------------------
             (Address of principal executive offices)

                          (801) 578-9020
                    -------------------------
                   (Issuer's telephone number)

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

As of July 17, 2006, Pacific WebWorks, Inc. had a total of 35,426,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:       Yes  [ ]   No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........15

Item 3.  Controls and Procedures...........................................24


                    PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.................................................25

Item 5.  Other Information.................................................25

Item 6.  Exhibits .........................................................25

Signatures.................................................................26


                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and six month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data. The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.




             Pacific WebWorks, Inc. and Subsidiaries

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006

             Pacific WebWorks, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                   December 31,    June 30,
                                                       2005          2006
                                                  ------------- -------------
                                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                       $    744,520  $    478,406
  Receivables
    Trade, less allowance
    for doubtful receivables of
    $97,592 in 2005 and
    $24,592 in 2006                                    269,002       237,839
  Prepaid expenses                                     153,291        60,040
                                                  ------------- -------------

    Total current assets                             1,166,814       776,285
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET AT COST                     81,039        81,452
RESTRICTED CASH                                        163,472       205,988
GOODWILL                                             2,946,253     2,946,253
OTHER ASSETS, NET                                       10,505        14,305
                                                  ------------- -------------

                                                  $  4,368,083  $  4,024,284
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $     94,053  $    120,558
  Accrued liabilities                                  125,280       131,702
  Deferred revenue                                     679,206       670,333
  Current liabilities from discontinued operations     235,274       235,274
                                                  ------------- -------------

    Total current liabilities                        1,133,812     1,157,867
                                                  ------------- -------------

  Notes payable - Long Term                            100,000       100,000
                                                  ------------- -------------

    Total liabilities                                1,233,812     1,257,867
                                                  ------------- -------------
STOCKHOLDERS' EQUITY
  Common stock - par value $0.001; authorized
    50,000,000; issued and outstanding
    35,426,895 shares in 2005 and
    35,426,895 shares in 2006                           35,427        35,427
  Additional paid-in capital                        16,121,744    16,180,719
  Accumulated deficit                              (13,022,900)  (13,449,729)
                                                  ------------- -------------
    Total stockholders' equity                       3,134,271     2,766,417
                                                  ------------- -------------

                                                  $  4,368,083  $  4,024,284
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.




                  Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Six months ended         Three months ended
                                                  June 30,                   June 30,
                                              2005          2006        2005          2006
                                         ------------ ------------- ------------ -------------
Revenues, net
  Software, access and license fees      $   376,987  $    879,117  $   151,413  $    427,978
  Hosting, gateway and maintenance fees      829,092       862,711      421,729       439,312
  Training and education                     226,339       665,724      111,872       409,182
  Merchant accounts, design and other        415,985       706,404      299,009       302,585
                                         ------------ ------------- ------------ -------------
                                           1,848,403     3,113,956      984,022     1,579,057

Cost of sales                                517,398       337,949      308,564       134,143
                                         ------------ ------------- ------------ -------------

  Gross profit                             1,331,006     2,776,007      675,458     1,444,914

Selling expenses                             872,675     2,027,179      479,425       853,812
Research and development                     125,687       124,435       63,550        58,780
General and administrative                   693,857     1,070,827      361,880       571,092
Depreciation and amortization                 15,414        14,969        7,623         7,212
                                         ------------ ------------- ------------ -------------

  Total operating expenses                 1,707,633     3,237,410      912,478     1,486,640
                                         ------------ ------------- ------------ -------------

  Net loss from operations                  (376,628)     (461,402)    (237,020)      (41,726)
                                         ------------ ------------- ------------ -------------
Other income (expense)
  Interest income                              4,326        15,074        2,762         8,398
  Other income (expense), net                 (1,066)       21,801       (7,110)       13,689
                                         ------------ ------------- ------------ -------------
                                               3,260        36,875       (4,348)       22,087
                                         ------------ ------------- ------------ -------------
  Net income (loss) from continuing
  operations before income taxes            (373,368)     (424,527)    (241,368)      (19,639)

Income Taxes                                       -             -            -             -
                                         ------------ ------------- ------------ -------------

  NET LOSS                               $  (373,368) $   (424,527) $  (241,368) $    (19,639)
                                         ============ ============= ============ =============
Net loss per common share -  basic and
 dilutive
   Net income loss from
  continuing operations                  $     (0.01) $      (0.01) $     (0.01) $    (0.001)
                                         ------------ ------------- ------------ ------------
  Net earnings (loss)                    $     (0.01) $      (0.01) $     (0.01) $    (0.001)
                                         ============ ============= ============ ============
Weighted-average number of shares
 outstanding -  Basic and Dilutive        28,607,125    31,497,718   28,695,644   31,497,718
                                         ============ ============= ============ ============




 The accompanying notes are an integral part of these financial statements.

                                     4


                  Pacific WebWorks, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                                             Six Months
                                                                               Ended
                                                                              June 30,
                                                                        2005           2006
                                                                  --------------- --------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings (loss)                                           $     (373,368) $    (424,527)
                                                                  --------------- --------------
    Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities
       Depreciation & amortization                                        15,414         14,969
       Stock Option Expense                                                    -         56,576
       Bad debt expense                                                  (72,000)       442,881
    Changes in assets and liabilities
       Receivables                                                         3,500       (411,719)
       Prepaid expenses and other assets                                  40,880         89,451
       Accounts payable and accrued liabilities                           80,556         33,026
       Deferred revenue                                                  195,895         (8,873)
                                                                  --------------- --------------
    Total adjustments                                                    264,245        216,312
                                                                  --------------- --------------

    Net cash provided by continuing operating activities                (109,123)      (208,216)
                                                                  --------------- --------------
  Cash flows from investing activities
    Purchases of property and equipment                                   (3,856)       (15,382)
    Cash on reserve with bank                                             54,815        (42,516)
                                                                  --------------- --------------
    Net cash provided by (used in) investing activities                   50,959        (57,898)
                                                                  --------------- --------------
  Cash flows from financing activities
    Proceeds from convertible notes payable                              200,000              -
                                                                  --------------- --------------
    Net cash used in financing activities                                200,000              -
                                                                  --------------- --------------

    Net increase in cash and cash equivalents                            141,836       (266,114)

    Cash and cash equivalents at beginning of period                     452,983        744,521
                                                                  --------------- --------------

    Cash and cash equivalents at end of period                    $      594,819  $     478,406
                                                                  =============== ==============

Supplemental disclosures of cash flow information:

  Cash paid for interest                                          $            -  $           -
  Cash paid for income taxes                                                   -              -
Non-cash financing activities:
  Shares issued for customer portfolio and technology                     17,000              -
  Stock issued for insurance services                                     15,000              -


 The accompanying notes are an integral part of these financial statements.

                                     5

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                           (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company
------------
Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation
----------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2006. Certain prior period balances have been reclassified to conform with current period presentation.

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

                          June 30, 2006
                            (Unaudited)

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the six and three months ended June 30, 2005 included: (a) compensation expense for all

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                            (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $58,975 and $4,256 has been recognized for grants of options to employees and directors in the accompanying statements of operations with a associated recognized tax benefit of $0 and $0 of which $0 and $0 was capitalized as an asset for six and three months ended June 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.
Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                    For the Six Months   For the Three Months
                                     Ended June 30,         Ended June 30,
                                         2005                   2005
                                   -------------------  --------------------
Net loss, as reported              $        (373,368)   $         (241,368)
Plus stock-based employee
 compensation expense included
 in reported net loss, net of
 related tax effects                               -                     -
Less stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effects                                 (22,172)             (11, 086)
                                   -------------------  --------------------
Pro forma net loss                 $        (395,540)   $         (252,454)
Basic and diluted net loss
 per common share, as reported     $           (0.01)   $            (0.01)
Basic net loss per share,
 pro forma                         $           (0.01)   $            (0.01)
Diluted net loss per share,
 pro forma                         $           (0.01)   $            (0.01)


Earnings (loss) Per Share
-------------------------
The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 6,802,151 related to options and 3,083,335 related to warrants were excluded from the calculation of diluted loss per share for the six months ended June 30, 2006 because their effects were anti-dilutive.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                            (Unaudited)


NOTE 2 - OPERATING LEASE REVENUES

During the first six months ended June 30, 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of June 30, 2006 are as follows:

                           Through
                           June 30,
                           --------
                            2007           $  328,106
                            2008              106,411
                            2009                    -
                            Thereafter              -
                                           -----------
                                           $  434,517
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

NOTE 3 - STOCKHOLDERS' EQUITY

Equity Incentive Plan
---------------------
On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan. The Plan has not been approved by the Company's
shareholders as of June 30, 2006.   The fair value of each of the Company's
stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of the Company's stock Option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally between zero to two years. Expected volatility is based on an average of

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                            (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY - CONTINUED

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

A summary of the status of options granted at June 30, 2006, and changes during the period then ended are as follows:


                                        For the Six Months Ended
                                           June 30, 2006
                                                           Weighted
                                               Weighted    Average
                                               Average    Remaining  Aggregate
                                               Exercise Contractual  Intrinsic
                                     Shares     Price       Term       Value
                                   ----------- --------- ---------- ----------
Outstanding at beginning of period   6,797,651  $  0.28  4.1 years  $  81,250
Granted                                      -        -
Exercised                                    -        -
Forfeited                                    -        -
Expired                                      -        -

Outstanding at end of period         6,797,651     0.28  3.6 years  $   0

Vested and expected to vest
 in the future                       6,797,651     0.28  3.6 years  $   0

Exercisable at end of period         6,797,651     0.28  3.6 years  $   0

Weighted average fair value
 of options granted                          -        -

The Company had 967,500 non vested options at the beginning of the period with a weighted average grant date fair value of $0.11. At June 30, 2006 the Company had 0 non vested options.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                            (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY  - CONTINUED

During the six month period ended June 30, 2006 and 2005, the Company received $0 and $0 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Issuance of Warrants
--------------------
As of June 30, 2006, warrants to purchase a total of 3,083,333 shares of the Company's common stock are outstanding and exercisable at prices of $0.10 to $0.17 per share.


NOTE 4 - DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company's discontinued operations as of December 31, 2005 and June 30, 2006:


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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                            (Unaudited)


NOTE 4 - DISCONTINUED OPERATIONS - CONTINUED

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

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006
                            (Unaudited)


NOTE 5 - SEGMENT REPORTING

Segment reporting by business unit follows:

Six months ended     Pacific                Trade      Fund-     Discontinued
June 30, 2005(a)     WebWorks   Intellipay  Works      Works     Operations(b)
-------------------  ---------- ----------- ---------- --------- -------------
Revenues, net        $ 617,026  $  259,740  $ 868,943  $ 102,694 $        -

Net income (loss)    $ (66,508) $   39,017  $(386,954) $  41,307 $        -
 ____________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Six months ended     Pacific                Trade      Fund-     Discontinued
June 30, 2006(a)     WebWorks   Intellipay  Works      Works     Operations(b)
-------------------  ---------- ----------- ---------- --------- -------------
Revenues, net        $  694,282 $   255,913 $1,994,741 $ 169,019 $        -

Net income (loss)    $ (280,247)$    62,155 $ (267,933)$  63,053 $        -
___________________________________________________
(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

             Pacific WebWorks, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2006
                            (Unaudited)



NOTE 5 - SEGMENT REPORTING - CONTINUED

Segment reporting by business unit follows:

Three months ended   Pacific                Trade      Fund-     Discontinued
June 30, 2005(a)     WebWorks   Intellipay  Works      Works     Operations(b)
-------------------  ---------- ----------- ---------- --------- -------------
Revenues, net        $ 311,819  $  130,626  $ 486,484  $ 55,094  $        -

Net income (loss)    $ (71,811) $   26,353  $(221,842) $ 25,932  $        -
 ____________________________________________________

(a) Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.
(b) Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended   Pacific                Trade      Fund-     Discontinued
June 30, 2006(a)     WebWorks   Intellipay  Works      Works     Operations(b)
-------------------  ---------- ----------- ---------- --------- -------------
Revenues, net        $ 371,018  $  122,140  $ 984,226  $ 89,025  $        -

Net income (loss)    $ (52,916) $   27,758  $  25,424  $ 20,000  $        -
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

Our revenues are primarily from the sale of access to our software technology, financial services and continuing monthly service and hosting fees. We also derive revenues for services related to web site design, training, education and consulting. During the first six months of 2006 we continued to work on refining our sales and marketing programs and updating and maintaining our software programs that resulted in increased revenue. This growth was primarily related to the sales and training events in locations throughout the United States conducted through our subsidiary, TradeWorks Marketing, Inc. These events focus on the sale of Pacific WebWorks and Intellipay products and the training necessary to properly utilize these products.

Competition throughout the Internet software industry continues to intensify. In particular, competition for the small office/home office business is intensifying with greater attention being directed to this market from a larger variety of product and service providers.

We are experiencing greater difficulty in generating the revenues necessary to sustain our current nationwide sales event approach to marketing our products and services. This approach requires the expenditure of significant amounts of cash and other resources on a weekly basis with many factors that influence our success being out of our control. Consistent with these trends we are experimenting with other less capital intensive, less risky and more technologically advanced means of marketing our products and services.

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

Liquidity and Capital Resources

While our revenues have increased in the first six months of 2006, we have recorded net losses for the past two years. We have historically relied upon revenues, loans, and equity transactions to fund our operations. We are dependent on the efforts of our resellers, including our wholly-owned subsidiary, TradeWorks Marketing, independent sales representatives and our in-house sales personnel to increase our revenues, while we continue to work to control expenses. Our monthly cash outflows are primarily related to our marketing and operating expenses. These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

During the six month period ended June 30, 2006 (the "2006 six month period") we relied on cash from revenue of $3,113,956. We recognized net cash used by continuing operations of $109,123 for the six month period ended June 30, 2005 (the "2005 six month period") compared to $208,315 for the 2006 six month period. During the 2006 six month period our receivables increased by $411,719 due to the significant growth in revenues we experienced. Many of our customers are of a higher credit risk. As a result, we routinely experience high bad debt expense. Periodically we review our portfolio and make additional provisions for bad debt expense as we feel is necessary based upon our past experience. For the 2006 six month period this analysis resulted in bad debt expense of $442,881 for a net decrease in receivables for the period of $31,162.

We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows. It should be noted that 57.9% of our current liabilities are made up of deferred revenues of $670,333 that will be recognized over the next eight to twelve months and this liability does not require a specific cash outlay, but only that we remain a going concern.

For the 2005 six month period, net cash provided by investing activities was $50,959 compared to net cash used in investing activities of $57,898 for the 2006 six month period. Investing activities for the 2005 six month period were primarily related to purchases of property and equipment and the release of cash placed on reserve with a financial institution related to TradeWorks Marketing's merchant account. Investing activities for the 2006 six month period consisted primarily of an increase in the cash placed on reserve with a financial institution related to TradeWorks Marketing merchant account and purchase of property and equipment.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $12,000 per month, but this lease will be reduced to approximately $8,500 in August 2006. Future minimum lease payments under this lease are $80,500 through 2006. As of June 30, 2006, we had an accrued liability of approximately $91,522 related to the Intellipay's operating lease default. Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay's physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002. The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003. The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at June 30, 2006, were comprised of accounts payable, accrued liabilities, deferred revenue, net current liabilities from discontinued operations, and convertible notes payable. Accounts payable totaled $120,558 and were related to operating costs such as advertising expenses, professional fees and seminar expenses. Our accrued liabilities of $131,702 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations. Deferred revenues included up-front fees received for license fees, software services and education not yet performed or delivered and totaled $670,333 at June 30, 2006. Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

Our long term liabilities at June 30, 2006 included a promissory note for $100,000, with 8% interest per annum, which is due in full on April 30, 2007. This note is collateralized by our business assets.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued. Management is attempting to negotiate settlements of World Commerce Network's accrued liabilities. As of June 30, 2006, World Commerce Network's accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds. In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks. We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability. There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks. The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable. Related revenues are recorded monthly as earned. The future annual minimum lease receipts for FundWorks' operating leases as of June 30, 2006 were approximately $328,106 through June 30, 2007 and $106,411 through June 30, 2008. Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

In addition to deferred revenue and goodwill impairment, our consolidated financial statements include estimates for contingent liabilities that are considered probable. Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at June 30, 2006. Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies. Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment. Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model. Option pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable. Based on our estimates, we recognized compensation cost of $58,975 for grants of options to employees and directors for the 2006 six month period.

Results of Operations

The following discussions are based on the consolidated financial statements for the three and six month periods ended June 30, 2005 and 2006 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company. The following chart is a summary of our financial statements and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

          Summary Comparison of 2005 and 2006 Operations
         -----------------------------------------------

                              Six months ended       Three months ended
                       June 30, 2005 June 30, 2006 June 30, 2005 June 30, 2006
                       ------------- ------------- ------------- -------------
Revenues, net          $  1,848,403  $  3,113,956  $    984,022  $  1,579,057

Cost of sales               517,398       337,949       308,564       134,143

Gross profit              1,331,006     2,776,007       675,458     1,444,914

Total operating
 expenses                 1,707,633     3,237,410       912,478     1,486,640

Net loss from
 operations                (376,628)     (461,402)     (237,020)      (41,726)

Other income
 (expense), net               3,260        36,875        (4,348)       22,087

Net loss                   (373,368)     (424,527)     (241,368)      (19,639)

Net earnings
(loss) per share       $      (0.01)  $     (0.01)   $    (0.01)   $   (0.001)

As discussed above in our Executive Overview, new marketing plans and strategies implemented over the past two years have resulted in increased revenues for the 2006 periods. We recognize hosting, maintenance, transaction and processing fees in the period in which fees are fixed or determinable and the related products or services are provided to the user. Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed. Fees for the set-up of merchant accounts are deferred and recognized as services are delivered, which is generally two months. Training and design revenues are recognized as the related services are performed.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs. Cost of sales was 28.0% of revenues for the 2005 six month period compared to 10.9% for the 2006 six month period. Cost of sales was 31.4% of revenues for the three month period ended June 30, 2005 (the "2005 second quarter") compared to 8.5% of revenues for the three month period ended June 30, 2006 (the "2006 second quarter"). Cost of sales decreased in the 2006 periods due to the discontinuation of our outside telemarketing relationship and the introduction of an in-house telesales floor resulting in a change in the categorization of that expense.

Total operating expenses increased from the 2005 six month period compared to the 2006 six month period primarily as result of increases in selling expenses related to the sales event approach we rely on to market our products and services. Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing. We have expended significant amounts on sales and marketing, including direct mail, radio, and print advertising. We are experiencing greater difficulty in generating the revenues necessary to sustain our sales event approach to marketing our products and services. We intend to experiment with other less capital intensive, less risky and more technologically advanced means of marketing our products and services.

General and administrative expenses increased in the 2006 interim periods largely due to increased personnel expense and bad debt expense related to our expanded operations. General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Net other income increased in the 2006 periods compared to the 2005 periods primarily as a result of interest income earned on certificates of deposit and the recovery of a previously booked expense.

As a result of the above items, we recorded a net loss and net loss per share for the 2005 and 2006 comparable periods. Management anticipates net losses to continue for the short term as we explore alternatives to our approach for marketing our products.

Balance Sheet - the following chart is a summary of our balance sheet.

                     Summary of Balance Sheet
                    -------------------------

                                             Year ended      Six months ended
                                          December 31, 2005   June 30, 2006
                                          -----------------  ----------------
Cash and cash equivalents                 $        744,520   $       478,406

Total current assets                             1,166,814           776,285

Total assets                                     4,368,083         4,024,284

Total current liabilities                        1,133,812         1,157,867

Total liabilities                                1,233,812         1,257,867

Accumulated deficit                            (13,022,900)      (13,449,729)

Total stockholders equity                  $     3,134,271   $     2,766,417


Factors Affecting Future Performance

     We have a history of losses and anticipate future losses.

We are unable to fund our day-to-day operations from revenues alone. For the six month period ended June 30, 2006, we incurred a net loss of $424,527 compared to $295,873 for the year ended December 31, 2005. We anticipate revenue from operations and debt or equity financing will fund our operations for the next twelve months; however, we cannot assure you that we will be able to attain or maintain profitability.

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

We face competition in the overall Internet software market, as well as in the web site building market. Our ability to earn significant revenues from our Visual WebTools or IntelliPay payment system will depend in part on their acceptance by a substantial number of online businesses. Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues are derived from one-time and recurring fees we charge to customers buying our products and services. Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers. We have developed our products to meet the needs of small businesses and we believe the generality of our competitors' services may be inadequately addressing the small business owner's needs. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market. In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

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

Our ability to compete effectively will depend, in part, upon our ability to protect our proprietary source codes for Visual WebTools and the IntelliPay payment system through a combination of licenses and trade secrets. These agreements and procedures may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. We rely upon trade secrets with respect to our source code and functionalities and other unpatented proprietary information in our product development activities. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:
..    fire,
..    earthquake,
..    power loss,
..    terrorist attacks,
..    harmful software programs,
..    telecommunications failure, and
..    unauthorized entry or other events.

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

     We are dependent upon license renewals which cannot be assured to occur.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to:
..    assess and document the adequacy of internal control over financial reporting,
..    take steps to improve control processes where appropriate,
..    validate through testing that controls are functioning as documented, and
..    implement a continuous reporting and improvement process for internal control over financial reporting.
We can not assure you as to our, or our independent auditors', conclusions at December 31, 2008 with respect to the effectiveness of our internal control over financial reporting. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2008 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A complaint was filed on March 9, 2006 by Patsy Libertell in the District Court, County of Valencia, State of New Mexico naming TradeWorks Marketing, Inc. and Kenneth W. Bell as defendants for alleged breach of contract, unfair trade practices and fraud. Mr. Libertell alleges that the defendants failed to deliver the products and services required under the contract. We engaged legal counsel in New Mexico to vigorously contest these allegations. On May 4, 2006 the case was moved to the United States District Court, District of New Mexico and the parties initiated discovery. Currently, the parties are negotiating a resolution to this case.

ITEM 5.  OTHER INFORMATION

On May 26, 2006, we filed a registration statement on Form S-8, (File No. 333-134534) to register 3,560,000 common shares to be issued pursuant to the Pacific WebWorks, Inc. 2001 Equity Incentive Plan. This registration statement became effective on the filing date and we expect to issue these shares to employees who exercise stock options granted to them under the plan.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

 3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
 3.2 Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
 4.1 Unit Purchase Agreement between Pacific WebWorks and Investors, dated July 1, 2005 (Incorporated by reference to exhibit 4.1 to Form 10-QSB, filed August 12, 2005)
 4.2 Form of Unit Warrants, dated July 1, 2005 (Incorporated by reference to exhibit 4.2 to Form 10-QSB, filed August 12, 2005)
 4.3 Pacific WebWorks, Inc. 2001 Equity Incentive Plan (Incorporated by reference to exhibit 4.1 to Form S-8, effective May 26, 2006)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
        10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Form of employment agreement for executive officers, dated April 1, 2004 (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 31, 2005)
10.5 Registration Rights Agreement between Pacific WebWorks and Unit Investors, dated July 1, 2005 (Incorporated by reference to exhibit
        10.6 to Form 10-QSB, filed August 12, 2005)
21.1    Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
        21.1 for Form 10-QSB, filed November 13, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PACIFIC WEBWORKS, INC.


                               /S/ Christian R. Larsen
Date: August 9, 2006       By: _____________________________________
                               Christian R. Larsen
                               President and Director



                                /s/ Kenneth W. Bell
Date: August 9, 2006       By: _____________________________________
                               Kenneth W. Bell
                               Chief Executive Officer, Treasurer,
                               Principal Financial and Accounting Officer,
                               and Chairman of the Board


                                /s/ R. Brett Bell
Date: August 9, 2006       By: _____________________________________
                               R. Brett Bell
                               Secretary and Controller