Form 10KSB/A
period 2005-12-31
PACIFIC WEBWORKS INC
filed 2006-09-14
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number:  000-26731

                      PACIFIC WEBWORKS, INC.
      (Exact name of registrant as specified in its charter)

       Nevada                           87-0627910
-----------------------        -----------------------------------
(State of incorporation)      (I.R.S. Employer Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah         84101
------------------------------------------------------   ------------
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

                         EXPLANATORY NOTE

In July 2005 the Securities and Exchange Commission ("SEC") conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2005. The SEC requested that we revise the notes to the financial statements for the years ended December 31, 2005 and 2004 and revise the disclosures is this report to comply with its comments. Other than these changes, the disclosures in this amended report are as of the initial filing date of March 31, 2006 and this report does not include subsequent events.

                        TABLE OF CONTENTS

                              PART II
Item 6.  Management's Discussion and Analysis or Plan of Operation..........2
Item 7.  Financial Statements..............................................13
Item 8A. Controls and Procedures...........................................33

                             PART III
Item 13. Exhibits..........................................................33
Signatures.................................................................34


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


                             PART II
                             --------

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

For the 2004 and 2005 years we experienced a significant increase in revenue and our recurring monthly billing portfolios. Net cash used in operations was adjusted by accounts receivable and bad debt expense related to this growth. The majority of our accounts receivable relate to uncollected recurring monthly fees because fees for monthly services are billed in arrears for monthly services provided over the past 30 days. At December 31, 2005 we had roughly $80,000 to $90,000 in accounts receivable on sales that had been made and cash that had been collected by our merchant provider, but this amount was currently in a pending status based on customer disputes. The receivable was removed as cash was submitted to us by our merchant providers through the first quarter of 2006 as the customer disputes where resolved.

It is important to note that the majority of trade accounts receivables and bad debt relate to our monthly recurring revenue categories and are not a representation of our overall business. As our recurring portfolio increases, we recognize an increase in bad debt due to the nature of our business and the makeup of our clients. The majority of our revenue comes from cash sales; these do not reside in accounts receivable as cash is collected at the completion of the sale. Therefore, as our recurring customer base increases the accounts receivable and bad debt will show increases as the overall revenue and customer base grow.

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

Warrants granted under this agreement were exercised for the purchase of an additional 2,083,334 shares at $0.12 for net proceeds of $250,000. We received a total of $500,000 from this agreement and the remaining $350,000 from the equity financing is in the form of warrants that are exercisable at $0.17 per share at some future date. We used $200,000 of these monies to repay the promissory notes discussed above and used the balance for operations. We registered the shares and the underlying shares of the warrants issued under this agreement on a Form SB-2 that was declared effective by the SEC on October 26, 2005.

On October 30, 2005 we entered into a promissory note agreement for $100,000. The note interest is 8% per annum and is due in full on April 30, 2007. This note is collateralized by our business assets.

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

We evaluated the net present value of projected cash flows based on current growth rates of 6% annually. We estimated the net present value at $3,029,261 based upon recurring revenue and set up fees over three years. This value is compared to the Intellipay's goodwill value of $2,946,253. Over the past two years our projections have been consistent with the growth rates and revenues projected in our current growth rate model. This suggests that our goodwill value is supported by the three year present value analysis of combined recurring revenue and set up fees. As a result, management's estimates have been accurate, little variation has occurred and management believes these estimates are not reasonably likely to change in the future.

As our goal over the next 3-5 years is to reduce the reliance on set up fees and continue to increase the value of our recurring monthly hosting portfolio, we also value Intellipay based on our current projections for hosting growth only. Our estimates of projected cash flows based on recurring revenue only over 5 years results in an estimated valued of $2,154,462. At the more aggressive growth rates ranging from 9% to 36% the value increases to $2,435,580.

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

        Comparison of 2004 and 2005 Fiscal Year Operations
        --------------------------------------------------

                                       2004             2005
                                  -------------    -------------
Revenues, net                     $  3,617,486     $  5,914,346

Cost of sales                        1,071,241        1,771,725

Gross profit                         2,546,245        4,142,620

Total operating expenses             3,036,640        4,499,580

Loss from operations                  (490,395)        (356,960)

Other income and (expense), net          2,068           61,087

Income taxes                               300                -

Net earnings (loss)                   (488,627)        (295,873)

Net earnings (loss) per share     $      (0.02)    $      (0.01)


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

Balance Sheet - the following chart is a summary of our balance sheet.

      Comparison of 2004 and 2005 Fiscal Year Balance Sheet
      ------------------------------------------------------

                                            2004            2005

Cash and cash equivalents             $     452,983    $    744,521

Total current assets                        623,445       1,166,814

Total assets                              3,799,588       4,368,083

Total current liabilities                   937,125       1,133,812

Total liabilities                           937,125       1,233,812

Accumulated deficit                     (12,727,027)    (13,022,900)

Total stockholders equity             $   2,862,462    $  3,134,271


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

                   ITEM 7: FINANCIAL STATEMENTS



             Pacific WebWorks, Inc. and Subsidiaries

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005



      CONTENTS                                            PAGE

      Independent Auditors' Report.........................14

      Consolidated Balance Sheets, December 31,
      2005 and December 31, 2004...........................15

      Consolidated Statements of Operations for
      the years ended December 31, 2005 and 2004...........16

      Consolidated Statements of Stockholders Equity for
      the years ended December 31, 2005 and 2004...........17

      Consolidated Statements of Cash Flows for the
      years ended December 31, 2005 and 2004...............18

      Notes to the Unaudited Financial Statements...... 19-32

Chisholm                                        533 West 2600 South, Suite 25
  Bierwolf &                                            Bountiful, Utah 84010
    Nilson, LLC                                         Phone: (801) 292-8756
Certified Public Accountants                              Fax: (801) 292-8809


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     -------------------------------------------------------


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

                                      17








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

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION   CONTINUED

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

Revenue Recognition
--------------------
The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and its revisions in SAB No. 104. SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions. The Company also follows American Institue of Certified Public Accountants Statement of Position ("SOP") 97-2, as amended by SOP 98-9. In the third quarter 2003, the company adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21").

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Revenue Recognition - Continued
-------------------------------

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees, training and education and the sale of merchant accounts as well as custom website design work. Revenues from up-front fees are deferred and recognized over the period services are performed ranging from eight months to one year. Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months). Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

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

Stock Based Compensation
------------------------
The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure - An amendment of FASB Statement No. 123," for the years ended December 31, 2004 and 2003. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

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

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                  Year ended December 31,
                                                     2004         2005
                                                ------------   ------------
Common shares outstanding during the period      24,587,622     28,517,622
Weighted average common shares issued               266,342      2,980,096
                                                ------------   ------------
Weighted average common shares used
   in basic earnings (loss) per share            24,853,964     31,497,718
                                                ------------   ------------
Dilutive effects of potentially issuable
   common shares (warrants)                         311,111      1,158,510
                                                ------------   ------------
Weighted average number of common shares
  and dilutive potential common stock used
  in diluted earnings (loss) per share           25,165,075     32,656,228
                                                ============   ============

Recent Accounting Pronouncements
---------------------------------
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment".
This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Recent Accounting Pronouncements - Continued
--------------------------------------------
statements. The cost will be measured based on the fair value of the instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in the third quarter of 2005. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company's results of operations as a result of adopting this new Standard.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment includes the following:
                                                                  Estimated
                                                 December 31,     useful
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

             Pacific WebWorks, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 4 - ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:                December 31,
                                                          2004        2005
                                                       ----------- -----------
     Payroll related liabilities                       $   38,130  $   46,054
     Sales contractor commissions                           6,766       2,346
     Contingent reseller commissions                       39,790           -
     Operating lease in default                            90,357      91,522
     Refunds and factor                                     4,426     (16,282)
     Income tax payable                                     1,200         900
     Other                                                    440         440
                                                       ----------- -----------
                                                       $  181,109  $  181,109
                                                       =========== ===========
NOTE 5 - OPERATING LEASE REVENUES

During years ended December 31, 2004 and 2005, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month. The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2005 are as follows:
                                        Through
                                      December 31,
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
                                ============= =============== ===============


Options outstanding
                                       Weighted-           Weighted-
                         Number          average         average remaining
       Exercise price  outstanding    exercise price  contractual life (years)
       --------------  -----------    --------------  ------------------------
           0.87            40,151        0.87                    5
           0.75         1,582,500        0.75                  4.75
           0.23         1,230,000        0.23                  1.5
           0.14           385,000        0.14                  2.75
           0.12         1,935,000        0.12                  4.75
           0.07         1,625,000        0.07                  3.75
                        ---------
                        6,802,151
                        =========

Options exercisable
                                       Weighted-           Weighted-
                         Number          average         average remaining
       Exercise price  exercisable    exercise price  contractual life (years)
       --------------  -----------    --------------  ------------------------
           0.87            40,151        0.87                    5
           0.75         1,582,500        0.75                  4.75
           0.23         1,230,000        0.87                  1.5
           0.14           385,000        0.14                  2.75
           0.12           967,500        0.12                  4.75
           0.07         1,625,000        0.07                  3.75
                        ---------
                        5,834,651
                        ==========

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

As of December 31, 2005, Intellipay, Inc. has recorded an accrued liability of approximately $91,522 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees. The Company is not aware of any legal proceedings related to this lease and does not anticipate any legal action to be taken.

Operating leases
----------------
The Company has entered into a lease agreement for the lease of office space for its operations in Salt Lake City, Utah. The lease requires $8,400 per month from January 2005 through expiration in December 2006. Rent expense for the Salt Lake offices for the years ended December 31, 2004 and 2005 approximates and $100,000 and $100,000 respectively.

The following is a schedule of future minimum lease payments under the operating lease:

             Year ended        Lease
             December 31,    Commitment
             ------------    ----------

                 2006        $  101,760
              Thereafter              -
                             ----------
                             $  101,760
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

Segment reporting by business unit follows:



Year ended             Pacific
December 31, 2004(a)   WebWorks     Intellipay    Trade Works  FundWorks      Total
--------------------   ------------ ------------- ------------ ---------- -------------
Revenues, net          $ 1,081,089  $    484,339  $ 1,936,246  $ 115,812  $  3,617,486

Income (loss) from
continuing operations
before income tax         (173,418)       75,635     (402,077)    11,233      (488,627)

Net income (loss)      $  (174,547) $     75,565  $  (401,951) $  12,306  $   (488,327)

Assets                 $ 3,548,859  $     39,191  $   193,755  $  17,783  $  3,799,588

____________________________________________________
(a)  Amounts exclude all intercompany receivables, payables, revenues and expenses.
     The Company does not allocate assets or expenses in between individual business units.


                                  31







               Pacific WebWorks, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2005


NOTE 11 - SEGMENT REPORTING - CONTINUED



Year ended             Pacific
December 31, 2005(a)   WebWorks     Intellipay    Trade Works  FundWorks      Total
--------------------   ------------ ------------- ------------ ---------- -------------
Revenues, net          $ 1,385,647  $    542,899  $ 3,746,691  $ 239,109  $  5,914,346

Income (loss) from
continuing Operations
before income tax         (177,939)       97,555     (319,015)   103,526      (295,873)

Net income (loss)      $  (176,702) $     97,269  $  (319,966) $ 103,526  $   (295,873)

Assets                 $ 3,846,604  $     20,627  $   386,842  $ 114,010  $  4,368,083
____________________________________________________
(a)  Amounts exclude all intercompany receivables, payables, revenues and expenses.
     The Company does not allocate assets or expenses in between individual business units.



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

                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                             PART III
                             --------

                        ITEM 13.  EXHIBITS

  No.  Description
 ----  ------------
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

                                Pacific WebWorks, Inc.


                                 /s/ Christian R. Larsen
Date: September 13, 2006     By:_____________________________________
                                 Christian R. Larsen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                /s/ Christian R. Larsen
Date: September 13, 2006        _____________________________________
                                Christian R. Larsen
                                President and Director




                                /s/ Kenneth W. Bell
Date: September 13, 2006        _____________________________________
                                Kenneth W.  Bell
                                Chairman of the Board, Chief Executive
                                Officer, Principal Financial and Accounting
                                Officer and Treasurer


                                /s/ R. Brett Bell
Date: September 13, 2006        _____________________________________
                                R. Brett Bell
                                Secretary and Controller