Form 10QSB
period 2006-09-30
PACIFIC WEBWORKS INC
filed 2006-11-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26731

  Pacific WebWorks, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	87-0627910 (I.R.S. Employer Identification No.)

180 South 300 West, Suite 400, Salt Lake City, Utah 84101

(Address of principal executive offices)

(801) 578-9020

(Issuer’s telephone number)

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

Act).   Yes  [   ]   No [X]

As of October 26, 2006 Pacific WebWorks, Inc. had a total of 35,426,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

15

Item 3. Controls and Procedures

25

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 6.  Exhibits

25

Signatures

27

  PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and nine month periods ended September 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data.  The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

Pacific WebWorks, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

	Pacific WebWorks, Inc. and Subsidiaries
	CONSOLIDATED BALANCE SHEETS

	ASSETS
		December 31,	September 30,
		2005	2006
			(Unaudited)
CURRENT ASSETS
Cash and cash equivalents		$ 744,520	$ 305,179
Receivables

Trade, less allowance for doubtful receivables for
doubtful receivables of $97,592 in 2005 and $25,000 in 2006		269,002	207,690
Prepaid expenses		153,291	44,347

Total current assets		1,166,814	557,216

PROPERTY AND EQUIPMENT, NET AT COST		81,039	90,916
RESTRICTED CASH		163,472	209,125
GOODWILL		2,946,253	2,946,253
OTHER ASSETS, NET		10,505	14,305

		$ 4,368,083	$ 3,817,815

	LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable		94,053	86,268
Accrued liabilities		125,280	122,024
Deferred revenue		679,206	413,632
Current liabilities from discontinued operations		235,274	235,274

Total current liabilities		1,133,812	857,198

Notes payable - Long Term		100,000	100,000

Total liabilities		1,233,812	957,198

Commitments		-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000;
issued and outstanding 35,426,895 in 2005
and 35,426,895 shares in 2006		35,427	35,427
Additional paid-in capital		16,121,744	16,180,179
Accumulated deficit		(13,022,900)	(13,355,529)

Total stockholders' equity		3,134,271	2,860,617

		$ 4,368,083	$ 3,817,815
The accompanying notes are an integral part of these statements.

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,

	2005	2006	2005	2006
Revenues, net
Software, access and license fees	$ 698,061	$ 1,075,871	$ 321,074	$ 196,754
Hosting, gateway and maintenance fees	1,299,013	1,293,758	469,921	431,047
Training and education	681,251	829,732	454,912	164,008
Merchant accounts, design and other	1,263,124	790,057	847,139	83,653
	3,941,449	3,989,418	2,093,046	875,462

Cost of sales	1,356,274	433,961	838,876	96,012

Gross profit	2,585,175	3,555,457	1,254,170	779,450

Selling expenses	1,844,996	2,170,416	972,322	143,237
Research and development	187,477	193,311	61,790	68,876
General and administrative	1,111,400	1,539,025	417,543	468,198
Depreciation and amortization	23,196	21,993	7,782	7,024

Total operating expenses	3,167,070	3,924,745	1,459,437	687,335

Net loss from operations	(581,895)	(369,288)	(205,267)	92,115

Other income (expense)
Interest income	7,431	18,671	3,105	3,597
Other income (expense), net	(1,175)	17,988	(109)	(3,813)
	6,256	36,659	2,996	(216)
Net income(loss) from continuing operations
before income taxes	(575,639)	(332,629)	(202,271)	91,899

Income Taxes	-	-	-	-

NET LOSS	$ (575,639)	$ (332,629)	$ (202,271)	$ 91,899

Net loss per common share - basic and dilutive
Net income loss from continuing operations	$ (0.02)	$ (0.01)	$ (0.01)	$ 0.00
			-
Net earnings (loss)	$ (0.02)	$ (0.01)	$ (0.01)	$ 0.00

Weighted-average number of shares outstanding
Basic and Dilutive	28,607,125	31,497,718	28,695,644	31,497,718

The accompanying notes are an integral part of these statements.

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2005	2006
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings (loss)	$ (575,639)	$ (332,629)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	23,196	21,993
Stock Option Expense	9,832	58,979
Bad debt expense	483,845	666,366
Changes in assets and liabilities
Receivables	(623,756)	(605,055)
Prepaid expenses and other assets	(34,292)	105,144
Accounts payable and accrued liabilities	149,499	(11,041)
Deferred revenue	701,332	(265,574)
Total adjustments	709,656	(29,187)

Net cash provided by continuing operating activities	134,017	(361,816)

Cash flows from investing activities
Purchases of property and equipment	(15,075)	(31,870)
Cash on reserve with bank	6,029	(45,653)

Net cash provided by (used in) investing activities	(9,046)	(77,524)

Cash flows from financing activities
Proceeds from convertible notes payable	200,000	-
Payments on convertible notes payable	(200,000)	-
Proceeds from issuance of common stock and warrants	250,000	-
Proceeds from exercise of warrants	250,000	-
		-
Net cash provided by financing activities	500,000	-

Net increase in cash and cash equivalents	624,971	(439,340)
Cash and cash equivalents at beginning of period	452,983	744,520
Cash and cash equivalents at end of period	$ 1,077,954	$ 305,179

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-
Non-cash financing activities:
Shares issued for customer portfolio and technology	2,000	-
Stock issued for insurance services	15,000	-

The accompanying notes are an integral part of these statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2005.  The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the fiscal year ended December 31, 2006. Certain prior period balances have been reclassified to conform with current period presentation.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and its revisions in SAB No. 104.  SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions.  The Company also follows American Institue of Certified Public Accountants Statement of Position (“SOP”) 97-2, as amended by SOP 98-9. In the third quarter 2003, the company adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21").

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

Stock Based Compensation

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 3. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the six and three months ended June 30, 2005 included:  (a) compensation expense for all

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006.  Accordingly, compensation cost of $58,975 and $4,256 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 and $0 of which $0 and $0 was capitalized as an asset for nine and three months ended September 30, 2006.  In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.  Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

	For the Nine Months Ended September 30, 2005	For the Three Months Ended September 30, 2005
Net income (loss), as reported	$(575,639)	$(202,271)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,844)	(12,281)

Pro forma net earnings (loss)	$(612,483)	$(214,552)

Basic and diluted net loss per common share, as reported	$(0.02)	$(0.01)
Basic net loss per share, pro forma	$(0.02)	$(0.01)
Diluted net loss per share, pro forma	$(0.02)	$(0.01)

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 6,802,151 related to options and 3,083,335 related to warrants were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2006 because their effects were anti-dilutive.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 2 – OPERATING LEASE REVENUES

During the first nine months ended September 30, 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of September 30, 2006  are as follows:

Through

September 30,

2007

$  299,031

2008

     58,854

2009

             -

Thereafter

             -

$  357,885

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of September 30, 2006.   The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model.  The fair value of the Company’s stock Option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally between zero to two years.  Expected volatility is based on an average of

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

historical volatility of the company’s stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.  The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

A summary of the status of options granted at September 30, 2006, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining` Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	6,797,651	$0.28	4.1 years	$ 81,250
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at end of period	6,797,651	0.28	3.3 years	$ 0

Vested and expected to vest in the future	6,797,651	0.28	3.3 years	$ 0

Exercisable at end of period	6,797,651	0.28	3.3 years	$ 0

Weighted average fair value of options granted	-	-

The Company had 967,500 non vested options at the beginning of the period with a weighted average grant date fair value of $0.11.  At September 30, 2006 the Company had 0 non vested options.

The total intrinsic value of options exercised during the nine months ended September, 30, 2006 and 2005 was $0 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY  - CONTINUED

During the nine month period ended September 30, 2006 and 2005, the Company received $0 and $0 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Issuance of Warrants

As of September 30, 2006, warrants to purchase a total of 3,083,333 shares of the Company’s common stock are outstanding and exercisable at prices of $0.10 to $0.17 per share.

NOTE 4 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2005 and September 30, 2006

World Commerce
Network, LLC
ASSETS
Current assets	$ -
Long-term assets	-
Total assets	-

LIABILITIES
Payables past due	64,010
Accrued liabilities	171,264
Total current liabilities	$ 235,274

Net current liabilities	$ 235,274

Discontinued subsidiary – World Commerce Network, LLC

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS _ CONTINUED

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded amounts in the consolidated financial statements representing its estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

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

Other matters

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

September 30, 2006

 (Unaudited)

NOTE 5 - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:

Nine months ended

Pacific

Trade

Fund-

Discontinued

September 30, 2005a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 980,676

$388,936

$2,407,249

$164,588

$

-

Net income (loss)

$ (116,991)

$  58,880

$(600,005)

$82.477

$       -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Nine months ended

   Pacific

Trade-

Fund-

Discontinued

September 30, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$1,023,071

$391,556

$2,319,682

$ 255,108

$          -

         -

Net income (loss)

 $(327,429)

$ 97,884

$ (143,513)

$ 40,131

$          -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

NOTE 5 - SEGMENT REPORTING - CONTINUED

Segment reporting by business unit follows:

Three months ended

Pacific

Trade

Fund-

Discontinued

September 30, 2005a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 363,650

$129,196

$1,538,305

$61,894

$

-

Net income (loss)

$ (50,483)

$  20,093

$(213,051)

41,170

$       -

__________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended

   Pacific

Trade-

Fund-

Discontinued

September 30, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 328,790

$135,643

$324,942

$ 86,089

$          -

Net income (loss)

$ (47,182)

$ 35,728

$ 124,419

$(22,922)

$          -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

In this report references to “Pacific WebWorks,” “we,” “us,” and “our” refer to Pacific WebWorks, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Executive Overview

The company consists of the operations of Pacific WebWorks and its three operating subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc. and FundWorks, Inc.  We also have a non-operating, discontinued operations subsidiary, World Commerce Network, LLC.

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies.  We specialize in turn-key applications allowing small- to medium-sized businesses to expand their business over the Internet.  Our product family provides tools for web site creation, management and maintenance, electronic business storefront hosting, and Internet payment systems for the small- to medium-sized business and organization.  Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools™ software, the Intellipay payment systems, education and hosting services.

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

Our revenues are primarily from the sale of access to our software technology, financial services and continuing monthly service and hosting fees.  We also derive revenues for services related to web site design, training, education and consulting.  During 2006 we have continued to work on refining our sales and marketing programs and updating and maintaining our software programs.  Competitive factors in our marketplace, coupled with high risks and extensive capital requirements, have dictated a move away from the nationwide sales events that we have conducted over the past two years throughout the United States through our subsidiary, TradeWorks Marketing, Inc.  We are now focusing on more targeted marketing campaigns over the Internet and radio and through the newspaper.

Competition throughout the Internet software industry continues to intensify.  In particular, competition for the small office/home office business is intensifying with greater attention being directed to this market from a larger variety of product and service providers using new and more aggressive means to market to this industry. As a result, we have experienced greater difficulty in generating the revenues necessary to sustain the nationwide sales event approach to marketing our products and services.  This approach requires the expenditure of significant amounts of cash and other resources on a weekly basis with many factors that influence our success being out of our control.  Consistent with these trends we are experimenting with other less capital intensive, less risky and more technologically advanced means of marketing our products and services.

Couple these operational hurdles with the constant need for more capital and greater resources and the need for more and better communication with our shareholders and prospective shareholders and you have a picture of the challenges Pacific WebWorks will face in the coming year.

Pacific WebWorks and IntelliPay have great potential in the marketplace.  We are currently negotiating several promising new channels for the distribution of our products.  However, hurdles exist, such as identifying and effectively implementing our products into these new product distribution channels, economic changes generally, gaining marketplace acceptance and addressing shifting public attitudes for technology products that could pose a threat to our success.

Liquidity and Capital Resources

Our revenues have been increasing in 2006 and we recorded a net gain of $91,899 for the three month period ended September 30, 2006 (the “2006 third quarter”); however we have recorded net losses for the past two fiscal years and for the nine month period ended September 30, 2006 (the “2006 nine month period”).  We have historically relied upon revenues, loans, and equity transactions to fund our operations.

We are dependent on the efforts of our resellers, including our wholly-owned subsidiary, TradeWorks Marketing, independent sales representatives and our in-house sales personnel to increase our revenues, while we continue to work to control our expenses.  Our monthly cash outflows are primarily related to our marketing and operating expenses.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

During the 2006 nine month period we relied on net revenue of $3,989,418 to fund operations.  A portion of these revenues are comprised of deferred revenue that we recognized over the nine month period.  We continue to carry deferred revenue of $413,632 on our books as a current liability as of September 30, 2006.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  These deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of September 30, 2006 were approximately $299,031 through September 30, 2007 and $58,854 through September 30, 2008.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

During the 2006 nine month period we experienced a modest increase in revenue.  Net cash used in operations was adjusted by accounts receivable of $605,055, but the receivables were offset by bad debt expense of $666,366 related to this growth.  The majority of our accounts receivable relate to uncollected recurring monthly fees because fees for monthly services are billed in arrears for monthly services provided over the past 30 days.  It is important to note that the majority of trade accounts receivables and bad debt relate to our monthly recurring revenue categories and are not a representation of our overall business.  Many of our customers are of a higher credit risk.  As a result, we routinely experience high bad debt expense.  Periodically we review our portfolio and make additional provisions for bad debt expense as we feel is necessary based upon our past experience.  As our recurring portfolio increases, we recognize an increase in bad debt due to the nature of our business and the makeup of our clients.  The majority of our revenue comes from cash sales; these do not reside in accounts receivable as cash is collected at the completion of the sale.  Therefore, as our recurring customer base increases the accounts receivable and bad debt will show increases as the overall revenue and customer base grow.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,500 per month.  As of September 30, 2006 we had an accrued liability of approximately $91,522 related to the Intellipay’s operating lease default.  Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay’s physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002.  The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003.  The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at September 30, 2006 included accounts payable of $86,268 related to operating costs such as advertising expenses, professional fees and seminar expenses.  Our accrued liabilities of $122,024 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations.  Deferred revenues of $413,632 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

Our long term liabilities at September 30, 2006 included a promissory note for $100,000, with 8% interest per annum, which is due in full on April 30, 2007.  This note is collateralized by our business assets.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management is attempting to negotiate settlements of World Commerce Network’s accrued liabilities.  As of September 30, 2006 World Commerce Network’s accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

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

Our ability to avoid impairment of the goodwill related to Intellipay is largely dependent on Intellipay’s ability to further generate revenues and cash flows in accordance with budgeted amounts.  We currently do not expect impairment to occur for the Intellipay business unit in the near term; however, if an impairment occurs it would have a material effect on our financial condition by resulting in a net decrease in our consolidated assets and consolidated net earnings.  We performed a goodwill impairment test during 2005 and concluded there was no impairment of goodwill.  We evaluated the net present value of projected cash flows for Intellipay based on current growth rates of 6% annually.  We estimated the net present value at $3,029,261 based upon recurring revenue and set up fees over three years.  This value is compared to the Intellipay’s goodwill value of $2,946,253.  Over the past two years our projections have been consistent with the growth rates and revenues projected in our current growth rate model.  This suggests that our goodwill value is supported by the three year present value analysis of combined recurring revenue and set-up fees.  As a result, management’s estimates have been accurate, little variation has occurred and management believes these estimates are reasonable.

In addition to deferred revenue and goodwill impairment, our consolidated financial statements include estimates for contingent liabilities that are considered probable.  Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations.  From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at September 30, 2006.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.  Based on our estimates, we recognized compensation cost of $58,979 for grants of options to employees and directors during the 2006 nine month period.

Results of Operations

The following discussions are based on the consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company.  The following chart is a summary of our financial statements and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine month period ended Sept. 30, 2006 Sept. 30, 2005		Three month period ended Sept. 30, 2006 Sept. 30, 2005
Revenues, net	$ 3,989,418	$ 3,941,449	$ 875,462	$ 2,093,046
Cost of sales	433,961	1,356,274	96,012	838,876
Gross profit	3,555,457	2,585,175	779,450	1,254,170
Total operating expenses	3,924,745	3,167,070	687,335	1,459,437
Net gain (loss) from operations	(369,288)	(581,895)	92,115	(205,267)
Net other income (expense)	36,659	6,256	(216)	2,996
Net gain (loss)	(332,629)	(575,639)	91,899	(202,271)
Net earnings (loss) per share	$ (0.01)	$ (0.02)	$ 0.00	$ (0.01)

As discussed above in our Executive Overview, new marketing plans and strategies implemented over the past two years have resulted in increased revenues for the 2006 and 2005 nine month periods.  However, revenues decreased in the 2006 third quarter compared to the 2005 third quarter due to increased competitive pressures and the resultant discontinuation of our nationwide sales and marketing events and the elimination of the associated revenues.  While revenues decreased, profits increased during the third quarter due to a significant decrease in marketing expense.  We expect to see a similar trend through year end 2006 with revenues and cash flows beginning to increase in early 2007.

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

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales was 10.9% of net revenues for the 2006 nine month period compared to 34.4% of net revenues for the 2005 nine month period.  Cost of sales was 10.9% of net revenues for the three month period ended September 30, 2006 (the “2006 third quarter”) compared to 40.1 % of net revenues for the three month period ended September 30, 2005 (the “2005 third quarter”).  Cost of sales decreased in the 2006 periods due to the discontinuation of our outside telemarketing relationship and the introduction of an in-house telesales floor that resulted in a change in the categorization of that expense.

Total operating expenses increased for the 2006 nine month period compared to the 2005 nine month period primarily as result of increases in selling expenses related to the sales event approach we relied on to market our products and services.  However, total operating expenses decreased in the 2006 third quarter compared to the 2005 third quarter due to a decrease in marketing expense associated with the discontinuation of our nationwide sales events.

Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Selling expenses represented approximately 55% to 58% of our total operating expenses for the 2006 and 2005 nine month periods, and jumped to approximately 66% of total operating expenses for the 2005 third quarter, but dropped to approximately 20% of total operating expenses for the 2006 third quarter.  In prior quarters  we have expended significant amounts on sales and marketing, including direct mail, radio, and print advertising in support of our nationwide sales events.  We experienced greater difficulty in generating the revenues necessary to sustain this approach to marketing our products and services.  We are experimenting with other less capital intensive, less risky and more technologically advanced means of marketing our products and services.  We expect these methods to contribute to increased revenues and cash flows over the next several quarters.

General and administrative expenses increased in the 2006 periods largely due to increased bad debt expense and, to a lesser degree, increased personnel expense related to our expanded operations.  General and administrative expenses include personnel expenses for executive, finance, and internal support personnel, and include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Net other income increased in the 2006 nine month period compared to the 2005 nine month period primarily as a result of interest income earned on certificates of deposit and the recovery of a previously booked expense.   Net other income decreased in the 2006 third quarter compared to the 2005 third quarter due to miscellaneous expenses related to an outside development project.

As a result of the above items, we recorded a net gain for the 2006 third quarter, but recorded a net loss and net loss per share for 2005 and 2006 nine month periods and for the 2005 third quarter.  Management anticipates a continued decrease in revenues with an accompanying increase in profitability through year end 2006 with revenues and cash flows increasing beginning in the second quarter of 2007.

Balance Sheet - the following chart is a summary of our balance sheet.

SUMMARY OF BALANCE SHEET INFORMATION
	Sept. 30, 2006	Dec. 31, 2005
Cash and cash equivalents	$ 305,179	$ 744,520
Total current assets	557,216	1,166,814
Total assets	3,817,815	4,368,083
Total current liabilities	857,198	1,133,812
Total liabilities	957,198	1,233,812
Accumulated deficit	(13,355,529)	(13,022,900)
Total stockholders equity	$ 2,860,617	$ 3,134,271

At September 30, 2006 total assets decreased from December 31, 2005 primarily due to reductions in cash related to losses incurred at our nationwide sales events, along with reductions in receivables and prepaid expenses resulting from the discontinuation of the sales events.  Total liabilities decreased at September 30, 2006 due to reductions in deferred revenue.

Factors Affecting Future Performance

We have a history of losses and anticipate future losses.

We are unable to fund our day-to-day operations from revenues alone.  For the nine month period ended September 30, 2006, we incurred a net loss of $332,629 compared to $295,873 for the year ended December 31, 2005.  We anticipate revenue from operations and debt or equity financing will fund our operations for the next twelve months; however, we cannot assure you that we will be able to attain or maintain profitability.

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

We face competition in the overall Internet software market, as well as in the web site building market.  Our ability to earn significant revenues from our Visual WebTools™ or IntelliPay payment system will depend in part on their acceptance by a substantial number of online businesses.  Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues are derived from one-time and recurring fees we charge to customers buying our products and services.  Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers.  We have developed our products to meet the needs of small businesses and we believe the generality of our competitors’ services may be inadequately addressing the small business owner’s needs. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market.  In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers.  If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

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

Our ability to compete effectively will depend, in part, upon our ability to protect our proprietary source codes for Visual WebTools™ and the IntelliPay payment system through a combination of licenses and trade secrets.  These agreements and procedures may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information.  Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions.  We rely upon trade secrets with respect to our source code and functionalities and other unpatented proprietary information in our product development activities.  We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators.

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

We must update our products and services and may experience increased costs and delays that could reduce operating profit.

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

We may experience software defects that may damage customer relations.

Despite rigorous testing, our software may nevertheless contain undetected bugs, errors or experience failures when introduced, or when the volume of services provided increases.  Any material errors could damage the reputation of our service or software, as well as damage our customer relations. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible.  Correcting any defects or bugs we may discover in the future may require us to make significant expenditures of capital and other resources.  We believe that we follow industry-

standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products.  As of the date of this filing we have not experienced any material adverse effect by reason of an error, defect, or bug.

We may experience breakdowns in our hosting services, infrastructure or payment processing systems, which may expose us to liabilities and cause customers to abandon our products and services.

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.  Events that could cause system interruptions are:

$

fire,

$

earthquake,

$

power loss,

$

terrorist attacks,

$

harmful software programs,

$

telecommunications failure, and

$

unauthorized entry or other events.

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

We are dependent upon license renewals that cannot be assured to occur.

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

From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies.  These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company.  As of the date of this filing, we have no present commitment or agreement with respect to any material acquisition of other businesses, services, products, or technologies.

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

$

assess and document the adequacy of internal control over financial reporting,

$

take steps to improve control processes where appropriate,

$

validate through testing that controls are functioning as documented, and

$

implement a continuous reporting and improvement process for internal control over financial reporting.

We can not assure you as to our, or our independent auditors’, conclusions at December 31, 2008 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2008 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

$

rapid technological change;

$

changes in advertiser and user requirements and preferences;

$

frequent new product and service introductions embodying new technologies; and

$

the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must

$

enhance our existing products and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

$

license, develop or acquire technologies useful in our business on a timely basis;

$

respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

$

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A complaint was filed on March 9, 2006 by Patsy Libertell in the District Court, County of Valencia, State of New Mexico naming TradeWorks Marketing, Inc. and Kenneth W. Bell as defendants for alleged breach of contract, unfair trade practices and fraud. Mr. Libertell alleges that the defendants failed to deliver the products and services required under the contract.  We engaged legal counsel in New Mexico to contest these allegations.  On May 4, 2006 the case was moved to the United States District Court, District of New Mexico.  The parties negotiated a settlement to this case and on August 25, 2006 this case was dismissed with prejudice.

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

PACIFIC WEBWORKS, INC.

Date: November 2, 2006

By:  /s/ Christian R. Larsen

 Christian R. Larsen

 President and Director

Date: November 2, 2006

By: /s/ Kenneth W. Bell

 Kenneth W. Bell

Chief Executive Officer, Treasurer,

Principal Financial and Accounting Officer,

and Chairman of the Board

Date: November 2, 2006

By:  /s/ Brett Bell

R. Brett Bell

 Secretary and Controller