Form 10KSB/A
period 2005-12-31
PACIFIC WEBWORKS INC
filed 2007-03-21
CIK 1086303

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 2

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

Issuer's telephone number, including area code: (801)578-9020

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

As of March 7, 2007, the registrant had 35,776,895 shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $1,387,193.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         EXPLANATORY NOTE

In July 2005 the Securities and Exchange Commission ("SEC") conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2005. As a result of this review, we have revised the Revenue Recognition paragraph of
Note 1 to the financial statements for the years ended December 31, 2005 and 2004 to comply with the SEC's comments.

                        TABLE OF CONTENTS


                             PART II
Item 7.  Financial Statements.............................................2

         Report of Independent Registered Public Accounting Firm..........3

         Consolidated Balance Sheets, December 31, 2005 and
         December 31, 2004................................................4

         Consolidated Statements of Operations for the years ended
         December 31, 2005 and 2004.......................................5

         Consolidated Statements of Stockholders Equity for the years ended December 31, 2005 and 2004.................................6

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2005 and 2004.......................................7

         Notes to the Unaudited Financial Statements......................8

                             PART III
         Item 13.  Exhibits..............................................22

         Signatures......................................................23






                             PART II

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






             Pacific WebWorks, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              Years ended December 31, 2004 and 2005


                                                             Additional
                         Price per        Common Stock         Paid-in     Accumulated
                           share       Shares      Amount      Capital       Deficit       Totals
                         ---------- ------------ ---------- ------------- ------------- -------------
Balances at
 January 1, 2004         $       -   24,587,622  $  24,588  $ 15,288,181  $(12,238,400) $  3,074,369

Issuance of stock for
 insurance policies           0.09      300,000        300        26,420             -        26,720

Issuance of common
 stock for cash               0.07    3,630,000      3,630       246,370             -       250,000

Net loss 2004                    -            -          -             -      (488,627)     (488,627)
                                    ------------ ---------- ------------- ------------- -------------
Balances at
 December 31, 2004                   28,517,622     28,518    15,560,971   (12,727,027)    2,862,462

Issuance of stock for
 insurance policies           0.01      639,273        638        55,210             -        55,849

Issuance of stock for
 portfolio                    0.10       20,000         20         1,980             -         2,000

Issuance of common
 stock for cash               0.12    6,250,000      6,250       493,750             -       500,000

Compensation for
 Issuance of Warrants
  to Investor
  Relations Firm                 -            -         -          9,832             -         9,832

Net loss 2005                    -            -         -              -      (295,873)     (295,873)
                                    ------------ ---------- ------------- ------------- -------------
Balances at
  December 31, 2005                  35,426,895  $  35,426  $ 16,121,744  $(13,022,900) $  3,134,270
                                    ============ ========== ============= ============= =============




    The accompanying notes are an integral part of this financial statement

                                       6








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

NOTE 10 - INCOME TAXES

The company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented.
Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:

                                                     12/31/2005
                                                 ----------------
 Federal income taxes at statutory rate           $    (100,597)
 State income taxes net of federal benefit        $      (9,704)
 Change in the Valuation Allowance                $      89,671
 Other                                            $      20,630
                                                  --------------
 Total                                            $          (0)
                                                  ==============


Deferred taxes consist of the following:

 Deferred Tax Assets:
      Allowance for doubtfull accounts            $      36,402
      Net operating loss carryforwards            $   3,536,767
      Excess book depreciation and amortization   $      61,557
      Capital loss Carryforwards                  $     219,530
      Deferred expenses                           $      31,506
                                                  --------------
                                                  $   3,885,762
      Less valuation Allowance                    $  (3,885,762)
                                                  --------------
      Net Tax Assets                              $           -
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


                                  20







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

                             PART III

                        ITEM 13.  EXHIBITS

No.  Description
---- -----------
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3.2 Amended and Restated Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
4.1 Unit Purchase Agreement between Pacific WebWorks and Investors, dated July 1, 2005 (Incorporated by reference to exhibit 4.1 to Form 10-QSB, filed August 12, 2005)
4.2 Form of Unit Warrants, dated July 1, 2005 (Incorporated by reference to exhibit 4.2 to Form 10-QSB, filed August 12, 2005)
10.1 Master Service Agreement between Electric Lightwave, Inc., and Utah WebWorks, Inc., dated February 2, 1998 (Incorporated by reference to exhibit No. 10.1 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.2 Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)
10.3 Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit
     10.3 for Form 10-KSB, filed March 22, 2004)
10.4 Form of employment agreement for executive officers, dated April 1, 2004 (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 31, 2005)
10.5 Consulting agreement between Pacific WebWorks and Chesapeake Group, Inc., dated July 1, 2005 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 12, 2005)
10.6 Registration Rights Agreement between Pacific WebWorks and Unit Investors, dated July 1, 2005 (Incorporated by reference to exhibit 10.6 to Form 10-QSB, filed August 12, 2005)
21.1 Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit
     21.1 for Form 10-QSB, filed November 13, 2003)
31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Pacific WebWorks, Inc.


                                     /s/ Christian R. Larsen
Date: March 20, 2007             By:_____________________________________
                                 Christian R. Larsen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                 /s/ Christian R. Larsen
Date: March 20, 2007             _____________________________________
                                 Christian R. Larsen
                                 President and Director


                                 /s/ Kenneth W. Bell
Date: March 20, 2007             _____________________________________
                                 Kenneth W.  Bell
                                 Chairman of the Board, Chief Executive
                                 Officer, Principal Financial and Accounting
                                 Officer and Treasurer



                                 /s/ R. Brett Bell
Date: March 20, 2007             _____________________________________
                                 R. Brett Bell
                                 Secretary and Controller