Form 10KSB
period 2006-12-31
PACIFIC WEBWORKS INC
filed 2007-04-02
CIK 1086303

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

Commission file number:  000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	87-0627910 (I.R.S. Employer Identification No.)
180 South 300 West, Suite 400, Salt Lake City, Utah (Address of principal executive offices)	84101 (Zip Code)

Issuer’s telephone number:  (801) 578-9020

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year:   $5,043,226

As of March 7, 2007, the registrant had 35,776,895 shares of common stock outstanding.  The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $1,387,193.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

9

Item 3.  Legal Proceedings

 9

Item 4.  Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 9

Item 6.  Management’s Discussion and Analysis or Plan of Operation

11

Item 7.  Financial Statements

 20

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

39

Item 8A. Controls and Procedures

39

Item 8B. Other Information

39

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

39

Item 10.  Executive Compensation

40

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

42

Item 12.  Certain Relationships and Related Transactions, and Director Independence

 44

Item 13.  Exhibits

45

Item 14.  Principal Accountant Fees and Services

45

Signatures

46

In this annual report references to “Pacific WebWorks,” “we,” “us,” and “our” refer to Pacific WebWorks, Inc. and its subsidiaries.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

The company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.  Pacific WebWorks has four wholly-owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc, which are Delaware corporations, and World Commerce Network, LLC.  Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated in Delaware on July 17, 2003, to mass market our products and services.  FundWorks, Inc. was incorporated on August 5, 2003, to provide operating lease arrangements for certain TradeWorks’ customers.  World Commerce Network, LLC is a non-operating, discontinued operation.

Pacific WebWorks’ Business

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

We initially focused entirely on virtual retailing software solutions, meaning merchants that do not have a physical store location and would exist only on the Internet.  Due to requests in the marketplace, we expanded our technologies to include features for small to medium-sized physical “brick and mortar” entities, in addition to our virtual merchants. This is expected to give these businesses and other organizations a complete solution for all physical store and Internet concerns and at the same time reduce the costs of operations and introduce new profit centers for them.

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

Visual WebTools Version 4.1 (“V4.1") - V4.1 is a suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet.  The following products are included as part of this suite.

$

WebWizard is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet it has a very powerful additional functionality for web design professionals.  It incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process.  No complicated programming skills are required to use the WebWizard tool.  Our customers can manage their sites’ layout, colors, contents, tables, and graphics easily. WebWizard includes a library of hundreds of graphics that are freely accessible by our customers.  WebWizard allows our customers to quickly and easily create, update, modify, and enhance their web sites.  Changes can be uploaded to our servers within minutes 24 hours a day, 7 days a week from any Internet-connected Microsoft Windows® computer.

$

ClipOn Commerce™ is an e-storefront and product management system, complete with shopping cart technology.  ClipOn Commerce allows our customers to build an Internet storefront.  They can create a complete product catalog, organize and search products by unlimited categories and import/export to and from their database.  ClipOn Commerce is designed to function with a third party merchant account and is integrated with our Intellipay payment system, which allows our clients to accept all major credit cards online.  ClipOn Commerce has support for QuickBooks® accounting software enabling our customers to update between their accounting records and Internet storefront.  ClipOn Commerce also features UPS shipping integration.

$

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

$

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

$

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

$

WebStats enables our customers to analyze visitor activities on their websites in order to track pages viewed, hits, time of access, etc.  WebStats is a statistics program that provides detailed reports and graphs related to referring pages, geographic location of visitors, browsers and the operating systems web site visitors are using, what web pages generate hits, and what pages are the most popular.  WebStats can produce reports of business information, including year-long trends and the effectiveness of the clients’ sites.

$

Auction Connection is a module that allows Visual WebTools users to list inventory items with ebay at the click of a button.

$

Increase My Margin is a tool that allows eBay users to quickly and effectively analyze information and data related to the sale of thousands of products sold on eBay over a period of time.

Intellipay Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations.  They allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks or at remote locations through their Nextel cell phone or at the physical point of sale.  The Intellipay products use the same standards used by all major commerce sites, industry standard security components and methods, and has been tested under strict banking network procedures.  Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed.  Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 - 5 seconds) and returns the customer back to the business site.  Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.  Intellipay is entirely compliant with PCI 2.0, which is a combined security regulation for VISA and Mastercard.

$

ePayment System  supports all major card types including Visa, MasterCard, American Express, Discover, Diners Club and JCB.  Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks.  Transaction types include industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called “force” allowing a transaction authorized offline (possibly a voice authorization) to be settled, credits for refunds and Intellipay’s innovative address verification system allows merchants to retrieve a score and verify the account validity.

$

This Intellipay product allows our customers to control transaction level behavior depending on AVS scores, duplicate transaction attempt detection, and more.  Intellipay also automatically settles merchant batches nightly so our customers are freed from forcing settlement via manual or programmatic methods, which also helps reduce our customer’s costs by settling within the 24-hour window mandated by most merchant accounts.  The Intellipay system is fully transportable meaning that a customer can switch web site hosting companies, move between most e-commerce software programs or change to or from many merchant account providers.  Our products can grow and change with our customer at little or no additional charges and with minimal technology issues.

$

ExpertLink™  is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web-developers and application developers to build in the ePayment processing and various features, including batch management commands, duplicate transaction detection and management, and more.  Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

$

LinkSmart™  gives our online customers the ePayment features with minimal technical installation on their side. With LinkSmart, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them.  LinkSmart offloads many expensive mission-critical e-commerce tasks from the merchant.

$

Smart Terminal™  allows our customers to securely log into their Intellipay account from any Internet browser and authorize manual transactions and orders they have received through offline methods.  Smart Terminal supports industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-Intellipay authorized transactions, credits, partial credits and more. Most clients receive Smart Terminal along with LinkSmart or ExpertLink, but Smart Terminal can also be purchased as a stand alone product.

$

Secure Account Management System (“SAMS”) allows Intellipay customers to securely log into Intellipay's Secure Account Management System from any web browser to configure and control various Intellipay components and behaviors. They can manage today's authorized transaction batches, control passwords, enforce transaction data components, control various features such as our new duplicate transaction detection and management system, control email transaction receipts, access Smart Terminal, control LinkSmart payment page contents, target returning live data streams, configure Visa-required invoice numbering, and more.  Customers can also view transaction histories for any day in the past 180 day period.

$

IntelliPay Desktop Terminal (“IDT”)  IntelliPay Desktop Terminal brings all of the functionality of a Virtual Terminal application to your desktop while supporting hardware such as a card reader and receipt printer.  This allows merchants to receive a qualified discount rate on their transactions and save hundreds of dollars in equipment and processing fees.  They can also take advantage of sharing printers on their network allowing several terminals to print to the same receipt printer, reducing the amount of hardware they need to purchase.

$

IntelliPay Wireless Terminal (“IWT”) IntelliPay is now submitting wireless transactions with retail qualifications using Nextel data service.  This allows a merchant to accept either swiped or keyed transactions using a Nextel Cellular / Data phone using a card reader. The merchant has all of the benefits of retail rates with the added value of visual batch management and settlement process.  IntelliPay Wireless Terminal is the perfect solution for all mobile merchants that also use a cellular phone.

Education Services - We provide more than our software, we also assist our customers with education and site design services.  We believe this information helps our clients understand how to use the Internet more effectively.

$

Coaching Services are personalized electronic/telephonic instruction on the use of our product technologies.  These services are directed towards assisting clients in making their virtual operations successful. We recommend eight to twelve, one-half hour training sessions for our new customers.

$

Retreats are workshops that are held one to two times per year for certain TradeWork’s customers for informative direction on Internet marketing strategies.

Rent-a-Pro offers custom web site design services to clients who elect to hire Pacific WebWorks to build their web site for them rather than building it themselves.

Technical Support is offered via online chat or e-mail from 8 a.m. to 7 p.m. (MST), or by phone from 8 a.m. to 5 p.m. (MST).

Hosting Infrastructure allows us to host our customers’ web sites, therefore eliminating the cost of hardware investment and maintenance for them.

Domain Names are offered to customers online at retail prices.  These include “.com,” “.org,” “.biz,” “.net,” “.us” and “.info.”

Sales and Marketing

In July 2003 we incorporated TradeWorks Marketing to conduct marketing events in locations throughout the United States. TradeWorks Marketing’s product offerings include Intellipay Virtual Terminal Software, Pacific WebWorks Visual WebTools Web site manager and builder, including integration with ebay™.com., TradeWorks Product Club and coaching and training.  TradeWorks Marketing also has entered into factoring arrangements with an outside leasing company with recourse for certain sales of e-commerce software and merchant accounts.

In August 2003 we incorporated FundWorks, Inc. to provide operating lease arrangements for certain TradeWorks’ customers.  The operating lease agreements are for the purchase of e-commerce software and merchant accounts over 24 to 36 months for the price of $59.95 per month.  The customers relying on these operating lease agreements have a higher credit risk.

In July 2006 we discontinued our nationwide sales events to avoid the excessive costs and risks associated with that type of sales campaign.  We have since initiated an aggressive online marketing strategy that has resulted in the addition of significantly greater numbers of customers and a significant increase in our recurring revenues.  This has been accomplished at considerably less risk and without the excessive costs associated with the nationwide marketing events.

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

We now market and sell our products primarily through a variety of online marketing programs. Additionally we rely on reseller channels, including our wholly-owned reseller, TradeWorks Marketing, our own internal sales force and strategic partnerships.  We sell our products to our partners at wholesale.  The partners then mark the products up and sell them at retail.  We also sell our products through resellers who are paid a commission for each merchant who purchases our products and subsequent services.  Each merchant must sign a purchase agreement with the reseller, which the reseller must in turn provide to us. We then provide software to the resellers’ customers, allowing them to create Internet web sites and/or complete e-business solutions. We provide the initial reseller with training in the use of the software.

We believe we may be able to develop a substantial presence in our target market through a combination of broad channels of distribution, marketing strategy, unique proprietary technology, technical expertise, and training and education in the use of our products.  It is our opinion that in the past, businesses which have attempted to maintain interactive web sites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their web sites, or retained contract “web professionals” to do so.  We believe our products allow small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost.

Competition

Our market is quickly evolving, is very competitive and subject to rapid technological change.  We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets.  A number of companies are now providing Internet services to small businesses.  They include organizations like Microsoft, Yahoo!, Bigstep, Zyweb, Register.com, GoDaddy, Bizfinity, MeZine.com and many others.  Our success in our target market will depend upon our ability to establish successful ongoing marketing programs, build name brand recognition and to provide quality, cost-effective products and services to our customers.

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

In our estimation, few major competitors currently offer products comparable to the Visual WebTools™ product family.  We believe that “Yahoo! Store” is our most significant competitor, with its brand name recognition and significantly greater financial, technical, marketing, and managerial resources. Yahoo! Store has significantly higher sales and customers than we do and has entered into a significantly higher number of license agreements with third parties.  We believe that our product provides a comparable service for a lower price than that provided by Yahoo! Store.  In addition, because we have focused our efforts on small businesses, including providing Internet tools which allow businesses to develop their own Web sites, we believe that the generality of the Yahoo! Store may be inadequately addressing potential customer needs and that we will be better able to address their site development needs.

Our Intellipay payment system competes with AuthorizeNet products and certain VeriSign products, along with other companies that provide e-commerce solutions.

Our ability to successfully compete will depend upon a number of factors, including:

$

our ability to successfully maintain and sell existing products;

$

our ability to conceive, develop, improve, and market new products;

$

our ability to identify and take advantage of emerging technological trends within our target markets;

$

our ability to respond effectively to technological changes or new product announcements by competitors; and,

$

our ability to recruit resellers who can market and sell our products and services in significant volumes to the market.

We believe that we will need to make significant expenditures for research and development and marketing in the future to compete effectively.

Major Customers

Our client base includes in excess of 10,000 active paying customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  A significant portion of our past customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  While we continue to add resellers, we are primarily dependent upon our internal marketing staff, including TradeWorks Marketing, for our product sales.

Trademark, Licenses and Intellectual Property

We own trademarks for Visual WebTools™ (United States Patent and Trademark Office Serial No. 567,136) that we acquired and became responsible for upon our merger with Utah WebWorks.  In addition we have trademarks for Pacific WebWorks™ and ClipOn Commerce™.

On October 25, 2002 we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for Intellipay through October 29, 2006.  The mark has been renewed for 10 years through October 29, 2016.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2006, we recorded research and development expense of $250,224 primarily related to the maintenance and certification of our existing technologies and the development of additional eBay analysis tools and product club expansion.  For the year ended December 31, 2005 we recorded research and development expense of $264,829 primarily related to the further development of the Intellipay products, our online auction tool and maintenance of our core products.

Material Contracts

We initially entered into an informal agreement with Electric Lightwave, Inc. for telecommunications and Internet access in January 1998.  We formalized the agreement in February 1998 and negotiated an extension in November 2001, which terminated in January 2004.  As of the date of this filing, this contract is on a month-to-month basis.  The extension agreement requires that we pay approximately $3,500 per month for a dedicated DS3 Internet and telephone connection, and a redundant T-1.

Employees

As of the date of this filing we have 19 employees in Pacific WebWorks.  We have six employees in administration, two in sales and marketing, six in operations and five development engineers.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

 ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located in the Westgate Business Center, which is located in Salt Lake City, Utah.  This property serves as our main office and data center.  We lease approximately 8,000 square feet of commercial office space and pay approximately $8,400 per month.  Since December 2006 we have been on a month-to-month lease and expect to remain month-to-month until later this year when we plan to relocate our operations.

ITEM 3.  LEGAL PROCEEDINGS

On December 29, 2006 Jeffrey Robinson filed a complaint against TradeWorks Marketing, Inc. in the Superior Court of the State of California, County of Los Angeles.  Mr. Robinson alleges that Tradeworks Marketing violated the Americans with Disabilities Act of 1990, the Unruh Civil Rights Act and the California Disabled Persons Act.  The complaint alleges that TradeWorks Marketing failed to provide an American Sign Language Interpreter for Mr. Robinson at a seminar.  Mr. Robinson seeks injunctive relief compelling TradeWorks Marketing to comply with the Americans with Disabilities Act of 1990 and the Unruh Civil Rights Act.  He is seeking damages either under the Americans with Disabilities Act of 1990 or the Unruh Civil Rights Act and will make an election at trial.  He is also seeking costs and attorneys fees.  Our legal counsel has answered the complaint and a trail conference is set for May 2007.

We are involved in various disputes and legal claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market for our common stock is the NASD OTC Bulletin Board and our common shares trade under the symbol “PWEB.”  The following table presents the range of the high and low bid of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year	Quarter Ended	High Bid	Low Bid
2005	March 31 June 30 September 30 December 31	$ 0.095 0.095 0.19 0.1475	$ 0.06 0.051 0.061 .09
2006	March 31 June 30 September 30 December 31	$ 0.139 0.132 0.079 0.075	$ 0.09 0.06 0.03 0.035

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

issued by a registered investment company;

$

excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 7, 2007 we had 412 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends.  Instead, we intend to retain any earnings to finance the operation and expansion of our business.  We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On October 9, 2006 we granted options to purchase 1,245,000 shares of common stock to seventeen employees under our 2001 Equity Incentive Plan.  The options have an exercise price of $0.048 and for each grant one-half of the options vest after six months and the other half vest after twelve months.  The options expire October 1, 2011.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 27, 2007 we issued 350,000 restricted common shares to Donald R. Mayer, President of Universal Business Insurance, Inc. in consideration for insurance premiums valued at $17,500.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

During the second quarter of 2006 we determined that the high cost and excessive risk involved in conducting nationwide sales events made that mode of marketing our products unacceptable.  As a result, in July of 2006 we discontinued that means of marketing and began the process of implementing an aggressive and comprehensive online marketing program.  The results have been gratifying.

While it took 90 to 120 days to fully implement the program, since November of 2006 we have seen a steady and dramatic increase in the volume of new customers added each month.  Recurring revenues are increasing and net cash flows are improving.  These improved results, more fully realized during the first quarter of 2007, have been achieved while at the same time significantly reducing the risk involved in our marketing strategies.  We are still in the early stages of implementation of these strategies, but we are encouraged by the initial results and look forward to expanding this program in 2007.

Our subsidiary, Intellipay, Inc. has added 25 new Caselle municipality clients during 2006 and transaction processing overall has increased.  Despite this progress a thorough review of our operations coupled with an evaluation of the market value of gateways at large have led to our decision to impair the carrying value of Intellipay by $1 million in our financial statements.  While this will add to our net loss for the year ended 2006, it has no effect on cash flows or liquidity.

Competition throughout the Internet software industry continues to intensify.  In particular, competition for the small office/home office business is intensifying with greater attention being directed to this market from a larger variety of product and service providers using new and more aggressive means to market to this industry.  We believe Pacific WebWorks has great potential in the marketplace, but we constantly need more capital and greater resources.  We also have the challenge of identifying and effectively implementing our products into new product distribution channels, responding to economic changes generally, continuing to gain marketplace acceptance and we must address shifting public attitudes for technology products.  These challenges could pose a threat to our success.

Liquidity and Capital Resources

At December 31, 2006 we had cash and cash equivalents of $392,633 and we recorded net revenues of $5,043,226.

We have historically relied upon revenues, loans, and equity transactions to fund our operations.  During the year ended December 31, 2006 we relied on our revenues to fund operations.  During the year ended December 31, 2005 we relied on net revenues of $5,914,346, proceeds from notes payable of $300,000 and proceeds from the sale of our common stock of $500,000 to fund our operations.  We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  Our monthly cash outflows are primarily related to selling expenses which totaled $2,323,267 in 2006 and general and administrative expenses that totaled  $2,008,586 for 2006.  For 2005 selling expenses were $2,362,694 and general and administrative were $1,842,262. These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $27,834 on our books as a current liability as of December 31, 2006 and for 2005 we carried deferred revenue of $579,206.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  The 2006 deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

During 2006 we experienced a decrease in revenue and our recurring monthly billing portfolios.  These decreases are a result of the discontinuation of our nationwide sales events and the transition to our new online marketing strategies.

It is important to note that the majority of trade accounts receivables and bad debt relate to our monthly recurring revenue categories and are not a representation of our overall business.  As our recurring portfolio increases, we recognize an increase in bad debt due to the nature of our business and the makeup of our clients.  Therefore, as our recurring customer base increases the accounts receivable and bad debt will show increases as the overall revenue and customer base grow.  We are working with our independent accountants to determine if there is a better manner in which to treat these accounts.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of December 31, 2006 were approximately $242,438 through December 31, 2007 and $22,901through December 31, 2008.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,500 per month.  As of December 31, 2006 we had an accrued liability of approximately $91,500 related to the Intellipay’s operating lease default.  Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay’s physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002.  The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003.  The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at December 31, 2006 included accounts payable of $92,468 related to operating costs such as advertising expenses, professional fees and seminar expenses.  We had a promissory note payable of $100,000, with 8% interest per annum, which is due in full on April 30, 2007.  This note is collateralized by our business assets and we have not made any payments on this loan as of December 31, 2006.  Our accrued liabilities of $123,822 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, and estimated refunds and factoring obligations.  Deferred revenues of $27,834 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management is attempting to negotiate settlements of World Commerce Network’s accrued liabilities.  As of December 31, 2006 World Commerce Network’s accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

In late December 2006 a legal complaint was filed against our wholly-owned subsidiary, TradeWorks Marketing (See Part I Item 3, above).  We have recorded a $20,000 accrued liability for this matter and management believes this amount will be sufficient to cover the resulting liability from this action.

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

We performed a goodwill impairment test during 2006 and concluded there was an impairment indicator of goodwill for Intellipay.  Based upon an analysis of current and forecast cash flows related to our Intellipay operation coupled with a review of valuation multiples in the market we have determined that a $1 million impairment of our goodwill related to Intellipay is appropriate.

In addition to deferred revenue and goodwill impairment, our consolidated financial statements include estimates for contingent liabilities that are carried on out books.  Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at December 31, 2006.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication with any of the parties related to these contingent liabilities for over three years.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended December 31, 2006 and 2005 for Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company.  The following chart is a summary of our financial statements for the years ended December 31, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

Comparison of 2005 and 2006 Fiscal Year Operations
	2005	2006
Revenues, net	$ 5,914,346	$ 5,043,226
Cost of sales	1,771,725	512,594
Gross profit	4,142,620	4,530,631
Total operating expenses	4,499,580	4,611,481
Net loss from operations	(356,960)	(80,850)
Total other income (expense)	61,087	(945,583)
Income taxes	–	–
Net earnings (loss)	(295,873)	(1,026,433)
Net earnings (loss) per share	$ (0.01)	$ (0.03)

We recognize revenue from hosting, gateway, and maintenance fees, software access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Our net revenues decreased in 2006 when compared to 2005 as we shifted our business approach from nationwide sales events to online marketing strategies.  Management expects revenues to increase during 2007 as a result of our continued marketing activities.  Further, management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales for 2005 was primarily related to our new marketing strategy and related increases in reseller fees and commissions.  The cost of sales decreased in 2006 due to the shift away from nationwide sales campaigns.  Management anticipates that cost of sales will remain lower in 2007 as we continue our new marketing strategy.

Total operating expenses increased for 2006 compared to 2005.  Selling expenses remained relatively the same for 2005 and 2006.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  During 2005 and most of 2006 we expended significant amounts on sales and marketing, including direct mail, radio, and print advertising.  Starting in November 2006 we shifted our focus to online marketing strategies rather than nationwide sales events and we anticipate that selling expenses will decrease as a percentage of revenues in 2007.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses decreased slightly in 2006 compared to 2005 and management anticipates that these expenses will increase somewhat over the next year.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs. General and administrative expenses increased in 2006 largely due to increased personnel expense and bad debt expense related to our expanded operations.  Management expects to see continued increases in general and administrative expenses consistent with the significant increase in customer accounts expected during 2007.

Total other expense for 2006 was primarily the result of a $1,000,000 impairment to goodwill for our subsidiary, Intellipay.  Total other income for 2005 was primarily related to interest income earned on certificates of deposit and the recovery of a previously booked expense.

As a result of the above items, we recorded a net loss and net loss per share for both 2005 and 2006.  We recorded a net loss of $1,026,433 for 2006; however $1 million of that loss is comprised of a non-cash charge incurred in the impairment of the value of our wholly-owned subsidiary, Intellipay, Inc.  Exclusive of that charge our net loss for 2006 was $26,433, a decrease of nearly $330,527 from the 2005 net loss.

Balance Sheet - the following chart is a summary of our balance sheet.

Comparison of 2005 and 2006 Fiscal Year Balance Sheet
	2005	2006
Cash and cash equivalents	$ 744,500	$ 392,633
Total current assets	1,166,814	584,217
Total assets	4,368,083	2,746,390
Total current liabilities	1,133,812	579,398
Total liabilities	1,233,812	579,398
Accumulated deficit	(13,022,900)	(14,049,333)
Total stockholders equity	3,134,271	2,166,992

Total assets decreased in 2006 primarily as a result of a $1 million reduction in goodwill related to the impairment of Intellipay.  Total liabilities also decreased in 2006 primarily as a result of decreases in deferred revenue resulting from the recognition of income from up-front fees and services.

Factors Affecting Future Performance

We have a history of losses and anticipate future losses.

We are unable to fund our day-to-day operations from revenues alone.  For the year ended December 31, 2006, we incurred a net loss of $1,026,433 compared to a net loss of $295,873 for the year ended December 31, 2005.  We anticipate revenue from operations and equity transactions will fund our operations for the next twelve months; however, we cannot assure you that we will be able to attain or maintain profitability.

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

C

fire,

C

earthquake,

C

power loss,

C

terrorist attacks,

C

harmful software programs,

C

telecommunications failure, and

C

unauthorized entry or other events.

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

We can not assure you as to our, or our independent auditors’, conclusions at December 31, 2007 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 7: FINANCIAL STATEMENTS

Pacific WebWorks, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

21

Consolidated Balance Sheets

22

Consolidated Statements of Operations

23

Consolidated Statements of Stockholders Equity

24

Consolidated Statements of Cash Flows

25

Notes to the Consolidated Financial Statements

26

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Pacific Webworks, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 9, 2007

Member of AICPA, UACPA & Registered with PCAOB

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2005	2006
CURRENT ASSETS
Cash and cash equivalents	$ 744,520	392,633
Receivables
Trade, less allowance
for doubtful receivables of
$97,592 in 2005 and
$30,000 in 2006	269,002	149,584
Prepaid expenses	153,291	42,000

Total current assets	1,166,814	584,217

PROPERTY AND EQUIPMENT, NET
AT COST	81,039	90,683
RESTRICTED CASH (Note 1)	163,472	111,765
GOODWILL (Note 1)	2,946,253	1,946,253
OTHER ASSETS, NET	10,505	13,472

	$ 4,368,083	$ 2,746,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	94,053	92,468
Notes payable - Current (Note 6)	-	100,000
Accrued liabilities	125,280	123,822
Deferred revenue (Note 1)	679,206	27,834
Current liabilities from discontinued operations (Note 8)	235,274	235,274

Total current liabilities	1,133,812	579,398
Commitments	-	-

Notes payable - Long Term	100,000	-

Total liabilities	1,233,812	579,398

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 35,426,895 shares
in 2005 and 35,426,895 shares in 2006	35,427	35,427
Additional paid-in capital	16,121,744	16,180,898
Accumulated deficit	(13,022,900)	(14,049,333)

Total stockholders' equity	3,134,271	2,166,992

	$ 4,368,083	$ 2,746,390

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2005	2006

Revenues
Software, access and license fees	$ 1,392,093	$ 1,234,923
Hosting, gateway and maintenance fees	1,814,550	1,787,854
Training and education	1,219,231	1,222,409
Merchant accounts, design and other	1,488,471	798,040
	5,914,346	5,043,226

Cost of sales	1,771,725	512,594

Gross profit	4,142,620	4,530,631

Selling expenses	2,362,694	2,323,267
Research and development	264,829	250,224
General and administrative	1,842,262	2,008,586
Depreciation and amortization	29,795	29,404

Total operating expenses	4,499,580	4,611,481

Net loss from operations	(356,960)	(80,850)
Other income (expense)
Interest income	11,817	30,862
Interest Expense	-	(8,000)
Impairment of Goodwill	-	(1,000,000)
Other income (expense), net	49,270	31,555
Total other Income (Expense)	61,087	(945,583)

Net income (loss) from continuing operations
before income taxes	(295,873)	(1,026,433)
Income Taxes	-	-

NET LOSS	$ (295,873)	$ (1,026,433)

Loss per share amount	$ (0.01)	$ (0.03)

Weighted-average common shares outstanding	31,497,718	35,426,125

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From January 1, 2005 to December 31, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2005	28,517,622	$ 28,518	$ 15,560,971	$ (12,727,027)	$ 2,862,462

Issuance of stock for insurance policies	639,273	639	55,211	-	55,850

Issuance of stock for portfolio	20,000	20	1,980	-	2,000

Issuance of common stock for cash	6,250,000	6,250	493,750	-	500,000

Compensation for Issuance of Warrants
to Investor Relations Firm	-	-	9,832	-	-

Net loss 2005	-	-	-	(295,873)	(295,873)

Balances at December 31, 2005	35,426,895	35,427	16,121,744	(13,022,900)	3,134,271

Valuation of stock options	-	-	59,154	-	59,154

Net loss for year ended December 31, 2006	-	-	-	(1,026,433)	(1,026,433)

Balances at December 31, 2006	35,426,895	$ 35,427	$ 16,180,898	$ (14,049,333)	$ 2,166,992

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2005	2006
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings (loss)	$ (295,873)	$ (1,026,433)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	29,795	29,404
Stock Options	9,832.00	59,154
Bad debt expense	828,437	936,045
Impairment of Goodwill	-	1,000,000
Changes in assets and liabilities
Receivables	(1,001,180)	(816,627)
Prepaid expenses and other assets	(8,756)	108,324
Accounts payable and accrued liabilities	(50,940)	(3,041)
Deferred revenue	247,628	(651,372)
Total adjustments	54,816	661,887
Net cash provided by continuing operating activities	(241,057)	(364,546)

Cash flows from investing activities
Purchases of property and equipment	(40,453)	(39,048)
Cash on reserve with bank (Restricted Cash)	(26,953)	51,707
Net cash provided by (used in) investing activities	67,406)	12,659

Cash flows from financing activities
Proceeds from notes payable	100,000	-
Proceeds from convertible notes payable	200,000	-
Payments on convertible notes payable	(200,000)	-
Proceeds from issuance of common stock and warrants	250,000	-
Proceeds from exercise of warrants	250,000	-
Net cash used in financing activities	-	-
Net cash provided by financing activities	600,000	-
Net increase/(decrease) in cash and cash equivalents	291,537	(351,887)
Cash and cash equivalents at beginning of period	452,983	744,520
Cash and cash equivalents at end of period	$ 44,520	$ 392,633

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	800
Non-cash financing activities:
Stock issued for prepaid insurance policies	55,849	-

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

Depreciation and amortization

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets.  Accelerated methods of depreciation of property and equipment are used for income tax purposes.

Restricted Cash

Restricted cash includes cash maintained in a reserve account with the Companies merchant bank in connection with the Companies acceptance of credit card payment for it’s services.

Goodwill
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company’s Intellipay business unit operates in one principal business segment, a provider of online credit card gateway services.

 In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2006 and concluded that the carrying amount of goodwill exceeds the implied fair value of the goodwill, accordingly an impairment loss was recognized in December 2006 of $1,000,000.

Fair value of financial instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

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

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

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

Trade Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recieveable and the correcsponding allowance for doubtful accounts are reviewed for collectiblitly by management quarterly and uncollectible accounts receivable are written off.

Cost of sales
Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing. The Company has expended significant amounts on sales and marketing, including national television, radio, print, and Internet marketing. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for December 31, 2006 and 2005 was $250,224 and $264,829 respectively.

General and administrative costs
General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Stock Options

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the year ended December 31, 2006:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006.  Accordingly, compensation cost of $58,975 and $4,256 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 and $0 of which $0 and $0 was capitalized as an asset year ended December 31, 2005.  In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.  Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2006 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

For the Year Ended December 31, 2005
Net income (loss), as reported	$(295,873)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,844)
Pro forma net earnings (loss)	$(332,717)

Basic and diluted net loss per common share, as reported	$(0.01)
Basic net loss per share, pro forma	$(0.01)
Diluted net loss per share, pro forma	$(0.01)

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 7,822,651 related to options and 3,083,335 related to warrants were excluded from the calculation of diluted loss per share for the year ended December 31, 2006 because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

	Year ended December 31,
	2005	2006

Income (loss) (numerator)	($295,873)	($1,026,433)
Weighted average shares outstanding (denominator)	31,497,718	35,426,895
Per share amount	($0.01)	($0.03)

NOTE 2 –  PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31,		Estimated useful
	2005	2006	life (years)

Computer Equipment	$ 350,338	$365,908	3-5
Equipment	141,306	158,222	2-10
Software	98,847	102,711	1-3
Furniture and Fixtures	87,787	89,567	3-10
Leasehold Improvements	4,980	5,897	Life of lease
	683,258	722,306
Less Accumulated Depreciation	(602,219)	(631,623)
	$ 81,039	$ 90,683

Depreciation expense for the years ended December 31, 2006 and 2005 was $29,404 and $29,795, respectively.

NOTE 3 – OTHER ASSETS

Other assets include the following:

	December 31,
	2005	2006
Purchased customer portfolio	$ 280,309	$ -
Deposits	9,672	13,472
	289,981	13,472
Accumulated amortization	(279,476)	-
	$ 10,505	$ 13,472

Amortization expense for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 4 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2005	2006
Payroll related liabilities	$ 46,054	$ 49,560
Sales contractor commissions	2,346	1,419
Contingent reseller commissions	-	-
Operating lease in default	91,522	91,522
Refunds and factor	(16,282)	(20,019)
Income tax payable	900	900
Other	440	440
	$ 124,980	$ 123,822

NOTE 5 – OPERATING LEASE REVENUES

During the year ended December 31, 2006, certain customers of TradeWorks, a subsidiary of the Company, entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2006  are as follows:

Through

December 31,

2007

$242,438

2008

   22,901

2009

           -

Thereafter

           -_

$265,339

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk.  TradeWorks also enters into factoring arrangements for certain sales of e-commerce software and merchant accounts to an outside leasing company with recourse.  Estimated recourse amounts are reduced from the amount funded to the company and netted against sales for reporting purposes as they are not considered realizable.  Accrued interest at December 31, 2006 is $8,000.

NOTE 6 – NOTES PAYABLE  / CONVERTIBLE NOTES PAYABLE

On December 27, 2005, the Company entered into a Promissory Note agreement for $100,000.  The note interest was at 8% per annum, and is due in full including principal and interest on April 30, 2007.  The note is collateralized by the Company’s business assets.  No payments have been made on such loan as of December 31, 2006.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 7 – STOCK HOLDERS’ EQUITY

Stock Issuance

On July 1, 2005, the Company entered into a Unit Purchase Agreement with investors for up-to 4,500,000 units at $0.06 per unit.  A unit consists of one share of the Company’s common stock and one warrant for the purchase of an additional share at a specified exercise price. One half of the warrants have an exercise price of $0.12 per share and one half have an exercise price of $0.17 per share.   Warrants are immediately exercisable and will expire one year from the effective date of a registration statement to be filed covering the shares.

During July 2005, 4,166,667 units were purchased resulting in the issuance of 4,166,667 shares of the Company’s common stock for total funding of $250,000.  Also in July 2005, investors exercised warrants at $0.12 per share for 2,083,333 shares of the Company’s common stock for $250,000 in cash.  Immediately following these transactions warrants representing 2,083,333 shares of the Company’s common stock were outstanding at an exercise price of $0.17 per share.

During May and October 2005, the Company issued 230,000 and 408,500 shares of its common stock for payment of $15,000 and $40,850 related to insurance premiums.

During February 2005, the Company issued 20,000 shares of its common stock to purchase a portfolio of recurring service customers and related technology valued at $2,000.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2006.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 7 – STOCK HOLDERS’ EQUITY  - CONTINUED

Information with respect to the Company’s stock options follows:

Weighted-average

Stock options

 Exercise price

    exercise price

Outstanding at January 1, 2003

4,696,302

$0.14-$2.00

$0.54

   Granted

  1,400,000

0.07

 0.07

   Exercised

-

-

-

   Forfeited

761,878

0.14-2.00

0.82

Outstanding at December 31, 2004

     5,334,424

$0.07 - $1.75

         $0.37

   Granted

  1,935,000

0.12

 0.12

   Exercised

-

-

-

   Forfeited

 471,773

$0.07 - $1.75

$0.48

Outstanding at December 31, 2005

     6,797,651

$0.07 - $0.87

         $0.28

   Granted

  1,230,000

0.048

 0.048

   Exercised

-

-

-

   Forfeited

 205,000

$0.07 - $0.23

$0.08

Outstanding at December 31, 2006

     7,822,651

$0.048 - $0.87

         $0.25

Options outstanding

      Weighted-

  Number

Weighted-average

  average remaining

Exercise price

 outstanding

  exercise price

contractual life (years)

0.87

 40,151

  0.87

4

0.75

 1,577,500

  0.75

3.75

0.23

 1,200,000

  0.23

.5

0.14

370,000

  0.14

1.75

0.12

1,855,000

  0.12

3.75

0.07

1,550,000

  0.07

2.75

0.048

1,245,000

0.048

4.75

 7,837,651

Options exercisable

       Weighted-

  Number

Weighted-average

    average remaining

Exercise price

 exercisable

  exercise price

contractual life (years)

 0.87

 40,151

 0.87

4

 0.75

1,577,500

 0.75

3.75

 0.23

1,200,000

 0.87

0.5

 0.14

  370,000

 0.14

1.75

0.12

  1,855,000

0.12

3.75

 0.07

 1,550,000

 0.07

2.75

6,592,651

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 7 – STOCK HOLDERS’ EQUITY  - CONTINUED

During the years ended December31, 2006 and 2005, the Company received $0 upon the exercise of awards.  The options were valued using the Black-Scholes model which approximates fair value.  At December 31, 2006 and 2005, expense recognized for the valuation of stock options was $59,154 and $0, respectively.

Issuance of Warrants

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

As of December 31, 2005, warrants to purchase a total of 1,000,000 shares of the Company’s common stock are outstanding and exercisable at a price of $0.17 per share

In October 2006, the warrants were cancelled at the request of the warrant holders.  No warrants were outstanding at December 31, 2006.

NOTE 8 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2005 & 2006:

	2005	2006
	World	World
	Commerce	Commerce
	Network, LLC	Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	171,264	171,264
Total current liabilities	$ 235,274	$ 235,274

Net current liabilities	$ 235,274	$ 235,274

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 8 – DISCONTINUED OPERATIONS _ CONTINUED

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2005 and December 31, 2006 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2005 and  December 31, 2006 representing its estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

Operating lease in default

In June 2002, in conjunction with the migration of the Intellipay operations to our Salt Lake City facilities, Intellipay, Inc., a subsidiary of the Company, defaulted on its operating lease for office space in Fremont, California.  The lease agreement required payment of approximately $6,000 per month plus applicable late fees and interest through December 2003 when the lease expired.

As of December 31, 2006, Intellipay, Inc. has recorded an accrued liability of approximately $91,500 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees.  The Company is not aware of any legal proceedings related to this lease and does not anticipate any legal action to be taken.

NOTE 9 - LITIGATION

On December 29, 2006 Jeffrey Robinson filed a complaint against TradeWorks Marketing, Inc., a subsidiary of the Company, in the Superior Court of the State of California, County of Los Angeles.  Mr. Robinson alleges that Tradeworks Marketing violated the Americans with Disabilities Act of 1990, the Unruh Civil Rights Act and the California Disabled Persons Act.  The complaint alleges that TradeWorks Marketing failed to provide an American Sign Language Interpreter for Mr. Robinson at a seminar.  Mr. Robinson seeks injunctive relief compelling TradeWorks Marketing to

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 9 – LITIGATION - CONTINUED

comply with the Americans with Disabilities Act of 1990 and the Unruh Civil Rights Act.  He is seeking damages either under the Americans with Disabilities Act of 1990 or the Unruh Civil Rights Act and will make an election at trial.  He is also seeking costs and attorneys fees.  Our legal counsel has answered the complaint and a trail conference is set for May 2007.

Other matters

The Company is involved in other various disputes and legal claims in the normal course of business.  It is not possible to state the ultimate liability, if any, in these matters.  In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 10 - INCOME TAXES

The company has sustained losses as of December 31, 2005 and 2006.  Consequently, there is no income tax provision or benefit for the periods presented.  Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:

	12/31/2005	12/31/2006
Federal income taxes at statutory rate	$ (100,597)	(348,987)
State income taxes net of federal benefit	$ (9,704)	$ (813)
Change in the Valuation allowance	$ 89,671	$ (89,330)
Non-deductible Goodwill Impairment		$ 340,000

Other (Including expiration or state net operating losses)	$ 20,630	$ 99,130
Total	$ (0)	$ (0)

Deferred taxes consist of the following:

Deferred Tax Assets
Allowance for doubtfull accounts	$ 36,402	$ 11,190
Net operating loss carryforwards	$ 3,536,767	$ 3,484,005
Excess book depreciation and amortization	$ 61,557	$ 52,784
Capital loss Carryforwards	$ 209,530	$ 219,530
Deferred expenses	$ 31,506	$ 28,923
	$ 3,885,762	$ 3,796,432
Less Valuation Allowance	$ (3,885,762)	$ (3,796,432)
Net Tax Assets	$ -	$ -

The Company has sustained net operating losses in all periods presented.  There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 10 - INCOME TAXES - CONTINUED

benefits cannot be established as of December 31, 2006.  Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.  The decrease in the valuation allowance was $89,330 for the year ended December 31, 2005 and 2006 respecitvely.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $9,800,000 and $4,700,000 respectively, expiring through 2026.  As of December 31, 2006 the Company had a federal capital loss carryforward for tax reporting purposes of approximately $650,000 expiring in 2008.

NOTE 11 - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:

Year ended

Pacific

Trade

Fund-

Discontinued

December 31, 2005a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 1,385,647

 $542,899

$3,746,691

$239,108

$

-

Net income (loss)

$   (176,702)

 $  97,269

$ (319,736)

$103,526

$       -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Year ended

   Pacific

Trade-

Fund-

Discontinued

December 31, 2006a

WebWorks

Intellipay

Works

Works

Operations b

Revenues, net

$  1,414,728

$ 533,577

$2,754,769

$ 340,117

$          -

Net income (loss)

$(1,303,472)

$ 141,927

$   143,232

$   (3,563)

$          -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 12 – SUBSEQUENT EVENTS

On February 27, 2007, the Company issued 350,000 shares of the Company’s common stock for payment of $17,500 related to insurance premiums.

NOTE 14 –  NEW TECHNICAL PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AND AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments Issues No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS AN AMEDMENT OF FASB STATEMENT No. 140. This statement amends FASB Statement No. 140. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognizing servicing assets and servicing Liabilities.  The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 FAIR VALUE MEASURMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SAFS 157 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDEMENT OF FASB STAEMENTS NO. 87, 88,106 AND 132(R). This statement improves financial reporting by requiring and employer to recognize the overfunded or underfunded status of a defines benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change or disagreement with our independent registered public accounting firm during the last two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information.  Our articles of incorporation provide for a board of directors consisting of at least three, but no more than nine persons.  As of the date of this report we have one vacancy on our board of directors.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  R. Brett Bell is the son of Kenneth W. Bell.

Name	Age	Position Held	Director Term of Office
Christian R. Larsen	32	President and Director	April 1999 until next annual meeting.
Kenneth W. Bell	57	Chairman of the Board, Chief Executive Officer, Treasurer, and Director	January 2001 until next annual meeting.
R. Brett Bell	31	Secretary and Controller

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2006, and representations that Forms 5 were not required, we believe Kenneth W. Bell filed late one Form 4 related to one option grant, Christian R. Larsen filed late one Form 4 related to one option grant, and R. Brett Bell filed late one Form 4 related to one option grant.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Kenneth W. Bell CEO	2006	$ 100,625	$ 6,250	$ 9,600	$ 116,475
Christian R. Larsen President	2006	77,041	5,750	8,400	91,191
R. Brett Bell Secretary	2006	67,041	5,250	7,200	79,491

Employment Contracts

On April 1, 2006 we entered into employment agreements with Kenneth W. Bell, Christian R. Larsen and R. Brett Bell.  Kenneth Bell was employed as the Chief Executive Officer of Pacific WebWorks with a salary of $105,000 a year and will devote 80% of his working time to the business of the company.  Mr. Larsen was employed as the President of Pacific WebWorks with a salary of $80,000 per year and will devote 100% of his working time to the business of the company.  R. Brett Bell was employed as the Vice-President of Finance of Pacific WebWorks with a salary of $70,000 per year and will devote 100% of his working time to the business of the company.  The employment agreements terminate on March 31, 2008.  The remaining material terms of the employment agreements are identical as described below.

Each year the salary for each executive officer shall be increased annually at a rate determined by the board of directors or in the amount of 6%.  Each executive is entitled to yearly cash bonuses as determined by the board of directors, along with vacation time, health and medical insurance, participation in retirement, pension, profit sharing or other plans approved by the board.  Each executive agreed not to disclose company confidential information to third parties.  If the executive officer resigns his position, he will be entitled to only compensation for services rendered.  The company may terminate his employment for cause; but if his employment is terminated other than for cause, then he will receive a lump sum payment of his salary and incentive compensation within 30 days of the termination.  Upon termination each executive shall have continued coverage under the insured employee benefit plan.  Each executive promised to not release any proprietary information about the company for a period of two years after his termination of employment.

In the event the executive officer’s employment is terminated due to a change in control of the company, as defined in the agreement, then he will receive two times the average sum of amounts paid to him for salary, bonus and profit sharing for the five fiscal years immediately preceding the date of change in control.  If the executive suffers disability for a period of more than nine consecutive months while employed, then he is entitled to one-half of his salary for an 18 month period.  If the disability continues for an 18 month consecutive period, then the company may terminate the employment agreement.  If the executive officer dies during his employment, then the company will pay one year’s salary and incentives to his estate.  Each executive is entitled to request by written notice that any shares he holds be registered, subject to itemized limitations in the employment agreement, when the company files certain registration statements.

Retirement Benefits or Other Arrangements

We offer a SIMPLE IRA plan to our full time employees, including our executive officers.  This plan provides that each employee may elect to contribute to an individual retirement plan through salary reduction contributions.  During the year ended December 31, 2006 none of our executive officers elected to contribute to a plan.

We have described above the agreements we have entered into with our named executive officers regarding resignation, retirement or other termination following a change in control.

Outstanding Equity Awards

The following table shows the outstanding equity awards of our named executive officers at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Kenneth W. Bell	37,878 600,000 50,000 300,000 250,000 275,000 –	0 0 0 0 0 0 200,000	200,000	$ 0.87 0.75 0.14 0.225 0.07 0.12 0.048	1/31/2011 4/4/2011 7/23/2007 10/2/2008 10/20/2009 10/7/2010 10/9/2011
Christian R. Larsen	325,000 50,000 275,000 250,000 250,000 –	0 0 0 0 0 175,000	175,000	$ 0.75 0.14 0.225 0.07 0.12 0.048	4/4/2011 7/23/2007 10/2/2008 10/20/2009 10/7/2010 10/9/2011
R. Brett Bell	2,273 35,000 35,000 100,000 175,000 225,000 –	0 0 0 0 0 0 150,000	150,000	$ 0.87 0.75 0.14 0.225 0.07 0.12 0.048	1/31/2011 4/4/2011 7/23/2007 10/2/2008 10/20/2009 10/7/2010 10/9/2011

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	7,822,651	0.25	2,177,349
Total	7,822,651	$ 0.25	2,177,349

2001 Equity Incentive Plan

On March 8, 2001, Pacific WebWorks’ board of directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.  Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  The board of directors amended the plan in 2006 to reserve 10,000,000 shares for this plan subject to periodic adjustments for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes.  In the event of a merger, consolidation or plan of exchange to which we are a party or a sale of all, or substantially all, of our assets the committee may continue, assume, substitute, accelerate or settle the outstanding awards.  The board of directors may suspend or terminate the plan at any time.

All of Pacific WebWorks and our subsidiaries’ employees, are eligible for incentive stock options.  Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights.  We currently have twenty-one employees, officers and directors eligible to participate in the plan.  An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors.  As of the date of this filing, we do not have any independent directors.

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

On October 9, 2006 we issued options to purchase 1,245,000 shares of common stock pursuant to our 2001 Equity Incentive Plan.  The stock options have an exercise price of $0.048 per share and expire five years from the date of issuance.  One half of the options vested six months from the date of grant and the other half vest twelve months from the date grant.

As of December 31, 2006, the board of directors has granted under the plan options to acquire an aggregate of 7,822,651 shares of common stock with exercise prices ranging from $0.048 to $0.87 per share.  The options vest periodically through October 2010 and expire through October 2011.  The plan continues in effect until March 8, 2011, unless terminated by the board of directors.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of a person or group who beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 35,776,895 shares of common stock outstanding as of March 7, 2007, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Christian R. Larsen 180 South 300 West, Suite 400 Salt Lake City, Utah 84101	2,115,500 (1)	5.7
Kenneth W. Bell 180 South 300 West, Suite 400 Salt Lake City, Utah 84101	1,830,189 (2)	4.9
R. Brett Bell 180 South 300 West, Suite 400 Salt Lake City, Utah 84101	649,031 (3)	1.8
All executive officers and directors as a group	4,594,720	11.7

(1)

Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate and options to purchase 1,237,500 shares.

(2)

Represents 217,311 shares and options to purchase 1,612,878 shares.

(3)

Represents 1,758 shares and options to purchase 647,273 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 13.  EXHIBITS

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

10.2

Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)

10.3

Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed March 22, 2004)

10.4

Form of employment agreement for executive officers, dated April 1, 2006

21.1

Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 13, 2003)

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson, LC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2005	2006
Audit fees	$ 7,834	$ 11,148
Audit-related fees	2,100	0
Tax fees	4,275	4,044
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

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

Date: March 29, 2007

By:/s/ Christian R. Larsen

Christian R. Larsen, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2007

/s/ Christian R. Larsen

Christian R. Larsen

President and Director

Date: March 29, 2007

/s/ Kenneth W.  Bell

Kenneth W.  Bell

Chairman of the Board, Chief Executive Officer,

Principal Financial and Accounting Officer and Treasurer

Date: March 29, 2007

/s/ R. Brett Bell

R. Brett Bell

Secretary and Controller