Form 10QSB
period 2007-03-31
PACIFIC WEBWORKS INC
filed 2007-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No. 000-26731

  Pacific WebWorks, Inc.

(Exact name of small business issuer as specified in its charter)

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

Yes  [   ]   No [X]

As of April 25, 2007, Pacific WebWorks, Inc. had a total of 35,776,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

15

Item 3. Controls and Procedures

24

PART II: OTHER INFORMATION

Item 6.  Exhibits

25

Signatures

26

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three month periods ended March 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data.  The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of results to be expected for any subsequent period.

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2006	2007
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 392,633	780,664
Receivables
Trade, less allowance
for doubtful receivables of
$30,000 in 2006 and $30,000 in 2007	149,584	202,948
Prepaid expenses	42,000	52,445

Total current assets	584,217	1,036,057

PROPERTY AND EQUIPMENT, NET AT COST	90,683	83,959
RESTRICTED CASH	111,765	121,554
GOODWILL	1,946,253	1,946,253
OTHER ASSETS, NET	13,472	11,472

	$ 2,746,390	$ 3,199,294
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	92,468	548,669
Notes payable - Current	100,000	110,000
Accrued liabilities	123,822	185,709
Deferred revenue	27,834	65,756
Current liabilities from discontinued operations	235,274	235,274

Total current liabilities	579,398	1,145,408

Notes payable - Long Term	-	-

Total liabilities	579,398	1,145,408

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and outstanding 35,426,895 shares
in 2006 and 35,776,895 shares in 2007	35,427	35,785
Additional paid-in capital	16,180,898	16,198,048
Prepaid Expense	-	(17,500)
Accumulated deficit	(14,049,333)	(14,162,448)

Total stockholders' equity	2,166,992	2,053,886

	$ 2,746,390	$ 3,199,294

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2006	2007
Revenues
Software, access and license fees	$ 451,139	$ 218,859
Hosting, gateway and maintenance fees	423,399	1,104,070
Training and education	269,199	63,495
Merchant accounts, design and other	403,819	121,331
	1,547,556	1,507,755

Cost of sales	203,806	138,067

Gross profit	1,343,750	1,369,688

Selling expenses	1,173,367	978,031
Research and development	65,655	67,612
General and administrative	554,454	440,011
Depreciation and amortization	7,757	7,379

Total operating expenses	1,801,233	1,493,033

Net loss from operations	(457,483)	(123,345)

Other income (expense)
Interest income	6,676	4,472
Interest Expense	-	(2,000)
Other income (expense), net	8,112	7,758

Total other Income (Expense)	14,788	10,230

Net income (loss) from continuing operations
before income taxes	(442,695)	(113,115)

Income Taxes	-	-

NET LOSS	$(442,695)	$(113,115)

Loss per share amount	$(0.01)	$(0.00)

Weighted average common share outstanding	31,497,718	35,513,625

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2006	2007

Net earnings (loss)	$ (442,695)	$ (113,115)

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	7,757	7,379
Valuation of Stock Options	54,719	-
Bad debt expense	202,881	107,126

Changes in assets and liabilities
Receivables	(166,414)	(160,490)
Prepaid expenses and other assets	(10,336)	(8,445)
Accounts payable and accrued liabilities	205,039	528,088

Deferred revenue	232,502	37,931

Total adjustments	526,148	511,589

Net cash provided by continuing operating activities	83,454	398,474

Cash flows from investing activities
Purchases of property and equipment	(12,375)	(655)
Cash on reserve with bank (Restricted Cash)	(49,553)	(9,789)

Net cash provided by (used in) investing activities	(61,928)	(10,444)

Cash flows from financing activities	-	-

Net cash provided by financing activities	-	-

Net increase/(decrease) in cash and cash equivalents	21,526	388,031

Cash and cash equivalents at beginning of period	744,521	392,633

Cash and cash equivalents at end of period	$ 766,046	$ 780,664

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	800	-
Non-cash financing activities:
Stock issued for prepaid insurance policies	-	17,500

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legalfactors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company’s Intellipay business unit operates in one principal business segment, a provider of online credit card gateway services.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

Sales and marketing costs
Sales and marketing expenses include advertising expenses, commissions and personnel expenses for sales and marketing. The Company has expended significant amounts on sales and marketing. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for March 31, 2006 and 2007 was $65,655 and $67,612 respectively.

General and administrative costs
General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 7,822,651 related to options were excluded from the calculation of diluted loss per share for the period ended March 31, 2007 because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

	Period Ended March 31,
	2006	2007
Income (loss) (numerator)	($442,695)	($113,115)
Weighted average shares outstanding (denominator)	31,497,718	35,513,625
Per share amount	($.01)	($.00)

NOTE 2 – OPERATING LEASE REVENUES

During the years 2005 and 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of March 31, 2007 are as follows:

Through March 31,
2008 2009 2010 Thereafter	$ 176,613 50,956 - -
$ 181,709

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of March 31, 2007.

Information with respect to the Company’s stock options follows:

	Stock options	Exercise price	Weighted-average exercise price
Outstanding at January 1, 2003 Granted Exercised Forfeited Outstanding at December 31, 2004	4,696,302 1,400,000 - 761,878 5,334,424	$0.14-$2.00 0.07 - 0.14-2.00 $0.07 - $1.75	$0.54 0.07 - 0.82 $0.37
Granted Exercised Forfeited Outstanding at December 31, 2005	1,935,000 - 471,773 6,797,651	0.12 - $0.07 - $1.75 $0.07 - $0.87	0.12 - $0.48 $0.28
Granted Exercised Forfeited Outstanding at December 31, 2006	1,230,000 - 205,000 7,822,651	0.048 - $0.07 - $0.23 $0.048 - $0.87	0.048 - $0.08 $0.25
Granted Exercised Forfeited Outstanding at March 31, 2007	- - _______- 7,882,651	- - __-__ $0.048 - $0.87	- - - $0.25

Options outstanding

Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87 0.75 0.23 0.14 0.12 0.07 0.048	40,151 1,577,500 1,200,000 370,000 1,855,000 1,550,000 1,245,000 7,837,651	0.87 0.75 0.23 0.14 0.12 0.07 0.048	4 3.75 .5 1.75 3.75 2.75 4.75

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY  - CONTINUED

Options exercisable

Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87 0.75 0.23 0.14 0.12 0.07	40,151 1,577,500 1,200,000 370,000 1,855,000 1,550,000 6,592,651	0.87 0.75 0.23 0.14 0.12 0.07	4 3.75 .5 1.75 3.75 2.75

The Company had 1,230,000  non vested options at the beginning of the period with a weighted average grant date fair value of $0.048.  At March 31, 2007 the Company had 1,230,000 non vested options.

The total intrinsic value of options exercised during the nine months ended September, 30, 2007 and 2006 was $0 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During the three month period ended March 31, 2007 and 2006, the Company received $0 and $0 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Issuance of Warrants

As of March 31, 2007, no warrants to purchase the Company’s common stock are outstanding.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2006 and March 31, 2007:

	December 31, 2006 World Commerce Network, LLC	March 31, 2007 World Commerce Network, LLC
ASSETS Current assets Long-term assets Total assets	$ - ________- $ -	$ - _________- $ -
LIABILITIES Payables past due Accrued liabilities Total current liabilities Net current liabilities	64,010 171,264 $ 235,274 $ 235,274	64,010 171,264 $ 235,274 $ 235,274

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2006 and March 31, 2007 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2006 and  March 31, 2007 representing its estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS - CONTINUED

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

As of March 31, 2007, Intellipay, Inc. has recorded an accrued liability of approximately $91,500 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees.  The Company is not aware of any legal proceedings related to this lease and does not anticipate any legal action to be taken.

NOTE 5 - LITIGATION

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

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended March 31, 2006[a]	Pacific WebWorks	Intellipay	Trade Works	Fund Works	Discontinued Operations[b]
Revenues, net Net income (loss)	$ 323,264 $ (227,331)	$ 133,773 $ 34,397	$1,010,515 $(293,357)	$79,994 $43,053	$ - $ -

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 6 - SEGMENT REPORTING - CONTINUED

Three months ended March 31, 2007[a]	Pacific WebWorks	Intellipay	Trade Works	Fund Works	Discontinued Operations[b]
Revenues, net Net income (loss)	$ 1,134,923 $ 16,469	$ 126,780 $ 35,366	$ 198,998 $(186,027)	$ 47,054 $ 25,644	$ - $ -

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our subsidiary, Intellipay Inc., specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  Our TradeWorks Marketing, Inc. subsidiary mass markets Pacific WebWorks and Intellipay products.  FundWorks, Inc. provides operating lease arrangements for certain TradeWorks customers.

During the first quarter of 2007 we began to see the results of our new online marketing programs.  Active hosting customers increased over 310% during the period totaling in excess of 21,500 customers as of the end of the 2007 first quarter.  This dramatic growth contributed to a reduction in our 2007 first quarter loss to $113,115 compared to a loss of $442,695 for the 2006 first quarter.  This growth further resulted in an increase in cash provided by continuing operations of $388,031 for the 2007 first quarter compared to $21,526 for the 2006 first quarter.

We expect to see continued growth through the second quarter of 2007 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to perpetuate these results.

Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

At March 31, 2007 we had cash and cash equivalents of $780,664 and we recorded net revenues of $1,507,755.

Historically we have relied upon revenues, loans, and equity transactions to fund our operations.  During the three month period ended March 31, 2007 (the “2007 first quarter”) and the three month period ended March 31, 2006 (the “2006 first quarter”) we relied entirely on our revenues to fund operations.  We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For the 2007 first quarter our monthly cash outflows were primarily related to selling expenses which totaled $978,031 and general and administrative expenses that totaled $440,011.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $65,756 on our books as a current liability as of March 31, 2007.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  The 2007 first quarter deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

It is important to note that the majority of trade accounts receivables and bad debt relate to our monthly recurring revenue categories and are not a representation of our overall business.  As our recurring portfolio increases, we recognize an increase in bad debt due to the nature of our business and the makeup of our clients.  Therefore, as our recurring customer base increases the accounts receivable and bad debt will show increases as the overall revenue and customer base grow.  We are working with our independent accounting firm to determine if there is a better manner in which to treat these accounts.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of March 31, 2007 were approximately $176,613 through March 31, 2008 and $50,956 through March 31, 2009.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

We believe that we may need an additional $1 to $2 million during the next twelve to twenty-four months to continue to keep up with technological improvements and further our business development strategies.  We believe funding may be obtained through additional debt arrangements or equity offerings in addition to internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,500 per month.  As of March 31, 2007 we also had an accrued liability of approximately $91,500 related to the Intellipay’s operating lease default.  Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay’s physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002.  The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003.  The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at March 31, 2007 included accounts payable of $548,669 related to operating costs such as advertising expenses, professional fees and seminar expenses.  We had a promissory note payable of $110,000, with 8% interest per annum, which is due in full on April 30, 2007.  This note is collateralized by our business assets and we have not made any payments on this loan as of March 31, 2007.  Our accrued liabilities of $185,709 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, estimated refunds and factoring obligations and a liability for a legal action brought against us in December 2006.  Deferred revenues of $65,756 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $235,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management is attempting to negotiate settlements of World Commerce Network’s accrued liabilities.  As of March 31, 2007 World Commerce Network’s accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our financial statements include deferred revenue calculations, trade receivables and collections, goodwill and the annual tests for impairment of goodwill, contingent liabilities, and valuing stock option compensation.

Deferred revenue - Deferred revenue calculations materially affect our financial results.  In this area cash revenues received for certain product sales, such as revenues from up-front fees, are recognized over the period services are performed.  This requires deferring the immediate recognition of those revenues from eight months to one year and creating a deferred revenue liability account.

Trade receivables and collections - We apply a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible due to allowance for doubtful accounts and bad debt.  Accounts receiveable and the corresponding allowance for doubtful accounts are reviewed for collectiblity by management quarterly and uncollectible accounts receivable are written off.

Goodwill -  Goodwill related to Intellipay is assessed annually for impairment by comparing the fair values of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of  Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then the carrying amount of the goodwill is compared with its implied fair value.

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

We performed a goodwill impairment test during 2006 and concluded there was an impairment indicator of goodwill for Intellipay.  Based upon an analysis of current and forecast cash flows related to our Intellipay operation coupled with a review of valuation multiples in the market we determined that a $1 million impairment of our goodwill related to Intellipay was appropriate and the impairment was recorded at the 2006 year end.

Contingent liabilities - Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at March 31, 2007.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Valuing stock options - As permitted by Statement of Financial Accounting Standards No. 148, we continue to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three month periods ended March 31, 2007 and 2006.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

[Left blank intentionally]

Comparison of 2007 and 2006 First Quarter Operations
	Three month period ended March 31
	2007	2006
Revenues, net	$ 1,507,755	$ 1,547,556
Cost of sales	138,067	203,806
Gross profit	1,369,688	1,343,750
Total operating expenses	1,493,033	1,801,233
Net loss from operations	(123,344)	(457,483)
Total other income (expense)	10,230	14,788
Income taxes	–	–
Net earnings (loss)	(113,115)	(442,695)
Net earnings (loss) per share	$ (0.00)	$ (0.01)

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

Our net revenues remained relatively the same for the 2007 and 2006 first quarters.  Management expects revenues to increase in the short term as a result of our continued marketing activities and management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for the 2007 first quarter due to the shift away from nationwide sales campaigns.  Cost of sales for the 2006 first quarter was primarily related to our shift to nationwide sales campaigns in 2006 and related increases in reseller fees and commissions.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategy.

Total operating expenses decreased for the 2007 first quarter compared to the 2006 first quarter primarily due to decreases in selling expenses and general and administrative expense. Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Selling expense decreased for the 2007 first quarter compared to the 2006 first quarter because we expended significant amounts on sales and marketing, including direct mail, radio, and print advertising, for our nationwide sales events in the 2006 first quarter.  Starting in November 2006 we shifted our focus to online marketing strategies rather than nationwide sales events and we anticipate that selling expenses will decrease as a percentage of revenues in the short term.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs. General and administrative expenses decreased for the 2007 first quarter compared to the 2006 first quarter largely due to recording increased personnel expense and bad debt expense in the 2006 first quarter related to our nationwide campaign strategy.  Management expects to see increases in general and administrative expenses in the short term consistent with increases in customer accounts expected during 2007.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses decreased slightly for the 2007 first quarter compared to 2006 first quarter, but management anticipates that these expenses will increase somewhat over the next year.

Total other income for the 2007 and 2006 first quarters was primarily related to interest income earned on certificates of deposit and the recovery of a previously booked expense.

As a result of the above items, we recorded a net loss and net loss per share for both the 2007 and 2006 first quarters.

Balance Sheet - the following chart is a summary of our balance sheet.

Balance Sheet Comparison
	Three month period ended March 31, 2007	Year ended Dec. 31, 2006
Cash and cash equivalents	$ 780,664	$ 392,633
Total current assets	1,036,057	584,217
Total assets	3,199,294	2,746,390
Total current liabilities	1,145,408	579,398
Total liabilities	1,145,408	579,398
Accumulated deficit	(14,162,448)	(14,049,333)
Total stockholders equity	$ 2,053,886	$ 2,166,992

Total assets increased for the 2007 first quarter as compared to December 31, 2006 primarily as a result of an increase in cash.  Total liabilities increased for the 2007 first quarter compared to the 2006 year end primarily as a result of increases in accounts payable and deferred revenue resulting from the recognition of income from up-front fees and services.

Factors Affecting Future Performance

We have a history of losses and anticipate future losses.

We are unable to fund our day-to-day operations from revenues alone.  For the three month period ended March 31, 2007, we incurred a net loss from operations of $123,344 and we have recorded net losses for the past two years.  We may require additional funding for our operations and we cannot assure you that we will be able to attain or maintain profitability.

We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve to twenty-four months to remain competitive in our market.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us.  Also, we may not be able to obtain additional funds on acceptable terms.  If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

10.2

Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)

10.3

Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed March 22, 2004)

10.4

Form of employment agreement for executive officers, dated April 1, 2006 (Incorporated by reference to exhibit 10.4 for Form 10-KSB, filed April 2, 2007)

21.1

Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 13, 2003)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007	PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director
Date: May 14, 2007	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial and Accounting Officer, and Chairman of the Board
Date: May 14, 2007	By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller