Form 10QSB
period 2007-06-30
PACIFIC WEBWORKS INC
filed 2007-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  [   ]   No [X]

As of August 1, 2007, Pacific WebWorks, Inc. had a total of 36,026,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

16

Item 3. Controls and Procedures

26

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 6.  Exhibits

26

Signatures

27

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and six month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data.  The results of operations for the six month period ended June 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Pacific Webworks, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2006	2007
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 392,633	$ 768,076
Receivables
Trade, less allowance for doubtful receivables of	149,584	239,388
$30,000 in 2006 and$45,000 in 2007
Prepaid expenses	42,000	27,962
Total current assets	584,217	1,035,426

PROPERTY AND EQUIPMENT, NET AT COST	90,683	83,212
RESTRICTED CASH	111,765	617,370
GOODWILL	1,946,253	1,946,253
OTHER ASSETS, NET	13,472	11,472
	$ 2,746,390	$ 3,693,733

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 92,468	$ 979,055
Notes payable - Current	100,000	112,000
Accrued liabilities	123,822	170,365
Deferred revenue	27,834	30,899
Current liabilities from discontinued operations	235,274	215,274
Total current liabilities	579,398	1,507,592
Total liabilities	579,398	1,507,592

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding - 35,426,895
shares in 2006 and 36,026,895 shares in 2007	35,427	36,027
Additional paid-in capital	16,180,898	16,209,592
Prepaid Expense	-	(17,500)
Accumulated deficit	(14,049,333)	(14,041,977)

Total stockholders' equity	2,166,992	2,186,141

	$ 2,746,390	$ 3,693,733

The accompanying notes are an integral part of these consolidated financial statements

Pacific Webworks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues
Software, access and license fees	$ 879,117	$ 649,805	$ 427,978	$ 430,946
Hosting, gateway and maintenance fees	862,711	3,765,292	439,312	2,661,222
Training and education	665,724	154,064	409,182	90,569
Merchant accounts, design and other	706,404	241,578	302,585	120,247
	3,113,956	4,810,739	1,579,057	3,302,984

Cost of sales	337,949	253,292	134,143	115,225

Gross profit	2,776,007	4,557,447	1,444,914	3,187,759

Selling expenses	2,027,179	3,393,553	853,812	2,415,522
Research and development	124,435	148,623	58,780	81,011
General and administrative	1,070,827	1,014,515	571,092	574,505
Depreciation and amortization	14,969	14,807	7,212	7,428

Total operating expenses	3,237,410	4,571,499	1,486,640	3,078,466

Net income (loss) from operations	(461,402)	(14,052)	(41,726)	109,293

Other income (expense)
Interest income	15,074	8,658	8,398	4,186
Interest Expense	21,801	(12,000)	13,689	(10,000)
Other income (expense), net	-	28,543	-	20,785
Total other Income (Expense)	36,875	25,201	22,087	14,971

Net income (loss) from continuing
operations before income taxes	(424,527)	11,150	(19,639)	124,264

Income Taxes	-	-	-	-

NET INCOME (LOSS)	$ (424,527)	$ 11,150	$ (19,639)	$ 124,264

Loss per share amount	$ (0.01)	$ 0.00	$ (0.00)	$ 0.00

Weighted-average common shares outstanding
	31,497,718	36,026,895	31,497,718	36,026,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Webworks, Inc.

CONSOLDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007

Cash Flows From Operating Activities
Net earnings (loss)	$ (424,527)	$ 11,150

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	14,969	14,807
Valuation of Stock Options	56,576	-
Bad debt expense	442,881	152,126

Changes in assets and liabilities
Receivables	(411,719)	(241,931)
Prepaid expenses and other assets	89,451	16,038
Accounts payable and accrued liabilities	33,026	933,129
Deferred revenue	(8,873)	3,065

Net cash used by operating activities	(208,216)	888,384

Cash flows from investing activities
Purchases of property and equipment	(15,382)	(7,336)
Cash on reserve with bank (Restricted Cash)	(42,516)	(505,605)

Net cash provided (used) by investing activities	(57,898)	(512,941)

Cash flows from financing activities

Net cash provided by financing activities	-	-
Net increase/(decrease) in cash and cash equivalents	(266,114)	375,443

Cash and cash equivalents at beginning of period	744,521	392,633

Cash and cash equivalents at end of period	$ 478,406	$ 768,076

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash financing activities:
Stock issued for prepaid insurance policies	$ -	$ 29,473

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Restricted Cash

Restricted cash includes cash maintained in a reserve accounts with the Companies merchant banks in connection with the Companies acceptance of credit card payment for it’s services.

Goodwill
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the six months ended June 31, 2006 and 2007 was $124,435 and $148,623 respectively.

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

June 30, 2007

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

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 7,822,651 related to options were excluded from the calculation of diluted loss per share for the period ended June 30, 2007 because their effects were anti-dilutive.

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007

Income (loss) (numerator)	($424,527)	$11,150	($19,639)	$124,264
Weighted average shares outstanding (denominator)	31,497,718	36,026,895	31,497,718	36,026,895
Per share amount	($.01)	($.00)	($.00)	$.00

NOTE 2 – OPERATING LEASE REVENUES

During the years 2005 and 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of June 30, 2007 are as follows:

Through
June 30,
2008	$ 108,696
2009	180
2010	-
Thereafter	-
$ 108,876

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk.  TradeWorks also enters into factoring arrangements for certain sales of e-commerce software and merchant accounts to an outside leasing company with recourse.  Estimated

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

NOTE 2 – OPERATING LEASE REVENUES – CONTINUED

recourse amounts are reduced from the amount funded to the company and netted against sales for reporting purposes as they are not considered realizable.

NOTE 3 - STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of June 30, 2007.

Information with respect to the Company’s stock options follows:

			Weighted-average
	Stock options	Exercise price	exercise price

Outstanding at December 31,2005	6,797,651	$0.07-$0.87	$0.28
Granted	1,230,000	0.048	0.048
Exercised	-	-	-
Forfeited	205,000	$0.07-$0.23	$0.08
Outstanding at December 31, 2006	7,822,651	$0.048-$0.87	$0.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2007	7,882,651	$0.048-$0.87	$.025

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

Options outstanding
			Weighted-
	Number	Weighted-average	average remaining
Exercise price	outstanding	exercise price	contractual life (years)
0.87	40,151	0.87	4
0.75	1,577,500	0.75	3.75
0.23	1,200,000	0.23	.5
0.14	370,000	0.14	1.75
0.12	1,855,000	0.12	3.75
0.07	1,550,000	0.07	2.75
0.048	1,245,000	0.048	4.25
	7,837,651

Options exercisable			Weighted-
	Number	Weighted-average	average remaining
Exercise price	exercisable	exercise price	contractual life (years)
0.87	40,151	0.87	4
0.75	1,577,500	0.75	3.75
0.23	1,200,000	0.87	0.5
0.14	370,000	0.14	1.75
0.12	1,855,000	0.12	3.75
0.07	1,550,000	0.07	2.75
.048	615,000.048		4.25
	7,207,651

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY  - CONTINUED

The Company had 1,230,000  non vested options at the beginning of the period with a weighted average grant date fair value of $0.048.  At June 30, 2007 the Company had 615,000 non vested options.

The total intrinsic value of options exercised during the six months ended June, 30, 2007 and 2006 was $0 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During the six month period ended June 30, 2007 and 2006, the Company received $0 and $0 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

During the three months ended June 30, 2007, the Company issued 250,000 shares of its common stock for payment of $11,973 related to insurance premiums.

NOTE 4 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2006 and June 30, 2007:

	December 31,	June 30,
	2006	2007
	World	World
	Commerce	Commerce
	Network, LLC	Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	171,264	151,264
Total current liabilities	$ 235,274	$ 215,274

Net current liabilities	$ 235,274 .	$ 215,274

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS - CONTINUED

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2006 and June 30, 2007 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2006.   Given the period of time that has passed since the filing of the complaint and lack of any communication concerning this matter for several years, the Company has determined that there is no longer any potential liability related to this matter and therefore has recovered the above recorded $20,000 to other income during the period ended June 30, 2007.

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

As of June 30, 2007, Intellipay, Inc. has recorded an accrued liability of approximately $91,500 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees.  The Company is not aware of any legal proceedings related to this lease and does not anticipate any legal action to be taken.

NOTE 5 - LITIGATION

On December 29, 2006 Jeffrey Robinson filed a complaint against TradeWorks Marketing, Inc., a subsidiary of the Company, in the Superior Court of the State of California, County of Los Angeles.  Mr. Robinson alleges that Tradeworks Marketing violated the Americans with Disabilities Act of

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

NOTE 5 – LITIGATION – CONTINUED

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

This matter was settled on May 21, 2007 for the negotiated amount of $18,000, which has been recorded as an expense during the period ended June 30, 2007.

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

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Six months ended

Pacific

Trade

Fund-

Discontinued

June 30, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 694,282

 $255,913

$1,994,741

$169,019

$

-

Net income (loss)

  $ (280,247)

 $  62,155

$(267,933)

$65,053

$       -

____________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Six months ended

   Pacific

Trade-

Fund-

Discontinued

June 30, 2007a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$4,025,263

$292,723

$417,700

$ 75,054

$          -

Net income (loss)

 $ 685,689

$ 89,259

$(826,953)

$ 39,360

$ 20,000

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

NOTE 6 - SEGMENT REPORTING - CONTINUED

Three months ended

Pacific

Trade

Fund-

Discontinued

June 30, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 371,018

 $122,140

$984,226

$89,025

$

-

Net income (loss)

  $ (52,916)

 $  27,758

$ 25,424

$20,000

$       -

____________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended

   Pacific

Trade-

Fund-

Discontinued

June 30, 2007a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$2,890,340

$165,943

$218,702

$ 28,000

$          -

Net income (loss)

 $ 669,220

$ 53,893

$(640,926)

$ 13,716

$  20,000

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

The company consists of the operations of Pacific WebWorks and its four operating subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc. and Pacific WebWorks International LTD.  We also have a non-operating, discontinued operations subsidiary, World Commerce Network, LLC.  Our revenues are primarily from the sale of access to our software technology, financial services and continuing monthly service and hosting fees.  We also derive revenues for services related to web site design, training, education and consulting.

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

Our subsidiary, Intellipay Inc., specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  Our TradeWorks Marketing, Inc. subsidiary mass markets Pacific WebWorks and Intellipay products.  FundWorks, Inc. provides operating lease arrangements for certain TradeWorks customers.  On July 31, 2007 we formed Pacific WebWorks International LTD, a United Kingdom limited company.  We formed this company to help facilitate our international sales and merchant account requirements.

The three month period ended June 30, 2007 (the “2007 second quarter”) was a breakout quarter for our company.  Revenues of $3,302,984 for the 2007 second quarter exceeded all previous single quarter revenues, as did the 2007 six month period revenue total of $4,810,739 exceed all previous six month period total revenue numbers.  Net cash provided by continuing operating activities of $888,384 over the 2007 six month period is also a company record.  Of additional note is the fact that 78% of our revenues over the 2007 six month period was comprised of recurring hosting, gateway and maintenance fees.

Further, we generated a net profit of $124,264 during the 2007 second quarter, resulting in profits of $11,150 for the 2007 six month period.  Our active customer base at June 30, 2007 amounted to 45,473 active customers; up from approximately 3,000 at December 31, 2006.  Cash balances at June 30, 2007, inclusive of restricted cash, amounted to nearly 275% of cash balances at December 31, 2005.  This increase in cash is partially offset by an accompanying increase in payables related to our marketing operations.

Such rapid growth creates many challenges, including increased demands on our customer service personnel, where we have tripled our staff.  We have also experienced increased demands on our fulfillment, where we are outsourcing much more than we have in the past.  We ran 40,000 to 50,000 high risk transactions per month through our merchant accounts during the three month period ended June 30, 2007.

We expect to see continued growth through the third quarter of 2007 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to perpetuate these results.  Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

Historically we have relied upon revenues, loans, and equity transactions to fund our operations.  For the six month period ended June 30, 2007 (the “2007 six month period”) we recorded net revenues of $4,810,739, which resulted in net income of $11,150.  We also had cash and cash equivalents of $768,076 at June 30, 2007.  We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For the 2007 six month period our monthly cash outflows were primarily related to selling expenses which totaled $3,393,553 and general and administrative expenses that totaled $1,014,515.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $30,899 on our books as a current liability as of June 30, 2007.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  The 2007 six month period deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

It is important to note that the majority of trade accounts receivables of $241,931 and bad debt of $152,126 for the 2007 six month period relate to our monthly recurring revenue categories.  As our recurring portfolio increases, we recognize an increase in bad debt due to the nature of our business and the makeup of our clients.  Therefore, as our recurring customer base increases the accounts receivable and bad debt will show increases as the overall revenue and customer base grow.  We are working with our independent accounting firm to determine if there is a better manner in which to treat these accounts.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of June 30, 2007 were approximately $108,696 through June 30, 2008 and $180 through June 30, 2009.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,500 per month.  As of June 30, 2007 we also had an accrued liability of approximately $91,500 related to the Intellipay’s operating lease default.  Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay’s physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002.  The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003.  The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at June 30, 2007 included accounts payable of $979,055 related to operating costs such as marketing and advertising expenses and professional fees.  We had a promissory note payable of $112,000, with 8% interest per annum, which is due in full on April 30, 2008.  This note is collateralized by our business assets and we have not made any payments on this loan as of June 30, 2007.  Our accrued liabilities of $170,365 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, estimated refunds and factoring obligations and a liability for a legal action brought against us in December 2006.  Deferred revenues of $30,899 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $215,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management is attempting to negotiate settlements of World Commerce Network’s accrued liabilities.  As of June 30, 2007, World Commerce Network’s accrued liabilities totaled $151,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at June 30, 2007.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three month periods ended June 30, 2007 and 2006.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

Comparison of 2007 and 2006 Six Month Period Operations
	Six month period ended June 30		Three month period ended June 30
	2007	2006	2007	2006
Revenues, net	$ 4,810,739	$ 3,113,956	$ 3,302,984	$ 1,579,057
Cost of sales	253,292	337,949	115,225	134,143
Gross profit	4,557,447	2,776,007	3,187,759	1,444,914
Total operating expenses	4,571,499	3,237,410	3,078,466	1,486,640
Net income (loss) from operations	(14,052)	(461,402)	109,293	(41,726)
Total other income (expense)	25,201	36,875	14,971	22,087
Income taxes	--	--	--	--
Net income (loss)	11,150	(424,527)	124,264	(19,639)
Net earnings (loss) per share	$ 0.00	$ (0.01)	$ 0.00	$ (0.00)

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

Our net revenues increased in the 2007 periods compared to the 2006 periods as a result of our continued marketing activities.  Management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for the 2007 periods compared to the 2006 periods due to the elimination of seminar related expenses incurred under our old marketing methods.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

As a result of increased revenues in the 2007 second quarter we posted gross profits for both the 2007 and 2006 periods with greater profits recorded in the 2007 periods.

Total operating expenses increased for the 2007 periods compared to the 2006 periods primarily due to increases in selling expenses.  Selling expenses include advertising expenses, seminar expenses,

commissions and personnel expenses for sales and marketing.  Starting in November 2006 we shifted our focus to online marketing strategies rather than nationwide sales events and we anticipated that selling expenses would decrease as a percentage of revenues in the short term.  However, selling expenses increased due to increased costs related to our online marketing programs.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses remained relatively the same for the 2007 periods compared to the 2006 periods.  Management expects to see increases in general and administrative expenses in the short term consistent with increases in customer accounts expected in the second half of 2007.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses increased for the 2007 periods compared to the 2006 periods due to the increased expense related to the development of our new product offers.

Total other income for the 2007 periods included interest income earned on certificates of deposit and the recovery of a previously booked expense.   Other income for the 2006 periods included interest income earned on certificates of deposit and interest expense related to our loan payable.

Due to a successful 2007 second quarter showing marked improvement in revenues we recorded net income for the 2007 periods compared to net losses for the 2006 periods.

Balance Sheet - the following chart is a summary of our balance sheet.

Balance Sheet Comparison
	Six month period ended June 30, 2007	Year ended Dec. 31, 2006
Cash and cash equivalents	$ 768,076	$ 392,633
Total current assets	1,035,426	584,217
Total assets	3,693,733	2,746,390
Total current liabilities	1,507,592	579,398
Total liabilities	1,507,592	579,398
Accumulated deficit	(14,041,977)	(14,049,333)
Total stockholders equity	$ 2,186,141	$ 2 ,166,992

Total assets increased at June 30, 2007 as compared to December 31, 2006 primarily as a result of an increase in cash and receivables.  At June 30, 2007 total liabilities increased compared to the 2006 year end primarily as a result of increases in accounts payable related to our online marketing budget.  Our accumulated deficit decreased at June 30, 2007 as a result of posting net income for the 2007 second quarter.

Factors Affecting Future Performance

We have a history of losses and anticipate future losses.

For the past two fiscal years we have recorded net losses from operations.  However, for the six month period ended June 30, 2007 we posted net income of $11,150.  We may not be able to maintain profitability in the short term due to the constant need to keep our technology competitive.  We may require additional funding for our operations and we cannot assure you that we will be able to maintain profitability.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.  Events that could cause system interruptions are:

*

fire,

*

earthquake,

*

power loss,

*

terrorist attacks,

*

harmful software programs,

*

telecommunications failure, and

*

unauthorized entry or other events.

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

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to:

*

assess and document the adequacy of internal control over financial reporting,

*

take steps to improve control processes where appropriate,

*

validate through testing that controls are functioning as documented, and

*

implement a continuous reporting and improvement process for internal control over financial reporting.

We can not assure you as to our conclusions at December 31, 2007 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that we will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations.  The Internet is characterized by:

*

rapid technological change;

*

changes in advertiser and user requirements and preferences;

*

frequent new product and service introductions embodying new technologies; and

*

the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must

*

enhance our existing products and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

*

license, develop or acquire technologies useful in our business on a timely basis; and

*

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

Our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2007 the Utah Division of Consumer Protection initiated an investigation of allegations that Pacific WebWorks had violated certain provisions of the Utah Consumer Sales Practices Act.   The Utah Division of Consumer Protection issued a citation to Pacific WebWorks on August 9, 2007.  We have agreed to enter into a settlement agreement with the Utah Division of Consumer Protection that will be finalized within 10 days of the date of this report.  We anticipate that the settlement agreement will require that we make certain consumers whole in accordance with the Utah Consumer Sales Practices Act and that we pay a fine of $10,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2007, we issued 250,000 shares of common stock to Donald R. Mayer, President of Universal Business Insurance, Inc., in consideration for an Officer and Directors Liability Insurance premium of $11,973.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

Date: August 13, 2007	PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director
Date: August 13, 2007	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial and Accounting Officer, and Chairman of the Board
Date: August 13, 2007	By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller