Form 10KSB/A
period 2005-12-31
PACIFIC WEBWORKS INC
filed 2007-09-26
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3

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

(Zip code)

Issuer’s telephone number, including area code: (801) 578-9020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year:   $4,299,681

As of September 10, 2007, the registrant had 36,026,895 shares of common stock outstanding.  The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $2,305,369.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

EXPLANATORY NOTE

In July 2005 the Securities and Exchange Commission (“SEC”) conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2005.  As a result of that review, in this amendment we have restated our financial statements for the years ended December 31, 2005 and 2004.  See Note 14 to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of March 30, 2006, and do not include subsequent events.

TABLE OF CONTENTS

PART II

Item 6.  Management’s Discussion and Analysis or Plan of Operation

2

Item 7.  Financial Statements

14

Item 8A.  Controls and Procedures

37

PART III

Item 13.  Exhibits

37

Signatures

38

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

Our net revenues for the year ended December 31, 2004 (“2004") were $3,617,486 compared to $5,258,908 for the year ended December 31, 2005 (“2005").  This represented growth of 63.5% year over year.  This growth was primarily related to the sales and training events in locations throughout the United States conducted through our subsidiary, TradeWorks Marketing, Inc.  These events focus on the sale of Pacific WebWorks and Intellipay products and the training necessary to properly utilize these products.

Intellipay, Inc., a wholly owned subsidiary, made considerable progress in the marketing of its Municipal Bill Pay solution during the 2005 year. This product represents the only solution that is fully integrated into the Caselle municipal accounting system used by hundreds of municipalities nationwide.  Intellipay added seventeen (17) new users to the system over the final six months of 2005 and is in negotiations with many others.

Progress was also made in the marketing of two new Intellipay products introduced to the market during 2004.  The Intellipay Desktop Terminal which brings all of the functionality of a Virtual Terminal application to your desktop computer, reducing costs and allowing the merchant to receive a qualified discount rate, and the Intellipay Wireless Terminal which allows customers to process remote wireless transactions through a Nextel Cell phone, a must for all mobile merchants.  Also, the addition of check processing capabilities as a compliment to our credit card processing has significantly enhanced the market’s reception of the Intellipay product package.

As is always the case, our greatest challenges are:

$

increased and intense competition,

$

the identification and implementation of new distribution channels and sales and marketing techniques, and

$

the need to stay ahead of the curve in the development of our technologies.

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

Net cash used in continuing operations for 2004 was $190,196 compared to net cash used in continuing operations of $241,057 for 2005.  Net cash used by operations for 2004 was primarily the result of increased advertising expense and commissions paid to obtain revenues for our products and services and the related timing differences in recognition of those deferred revenues, along with non-recurring expenditures for enhancement of our data center and security features related to our online credit card transaction processing product.  Net cash used by operations for 2005 was primarily the result of continued increases in marketing and advertising and administrative expenses.

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

For the 2004 year, net cash used by investing activities was $107,534 compared to net cash used in investing activities of $67,405 for the 2005 year.  Investing activities for the 2004 year were primarily related to cash placed on reserve with a financial institution related to TradeWorks Marketing’s merchant account.  Investing activities for the 2005 year consisted primarily of purchases of property and equipment and the increase in cash placed on reserve with a financial institution related to TradeWorks Marketing’s merchant account.

We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and inflows.  It should be noted that 46% of our current liabilities are made up of deferred revenues that will be recognized over the next eight to twelve months and this liability does not require a specific cash outlay, but only that we remain a going concern.

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

Commitments and Contingent Liabilities

Our operating commitments consist of our operating lease for our Salt Lake City office that approximates $8,400 per month.  Future minimum lease payments under this lease are $101,760 through 2006.  As of December 31, 2005, we had an accrued liability of approximately $91,522 related to the Intellipay’s operating lease default.  Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay’s physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002.  The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003.  The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

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

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management is attempting to negotiate settlements of World Commerce Network’s accrued liabilities.  As of December 31, 2005, World Commerce Network’s accrued liabilities totaled $171,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for over two years.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of December 31, 2005 were approximately $321,392 through December 31, 2006 and $199,094 through December 31, 2007.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

Off-balance Sheet Arrangements

None.

Revenue Recognition Policy

In a regulatory review of our annual report for the period ended December 31, 2005, the SEC determined that our   revenue recognition policy was not consistent with GAAP accounting principles.  The SEC noted that we would record bad debt expense shortly after billing upon learning that payments had been rejected by credit card companies or banks for insufficient funds.  This policy resulted in recording revenue for the gross amounts billed to a customer despite knowing in a short time period that the amount recorded was not collectible.  The SEC also stated that because we did not perform any evaluation of collectibility beyond ensuring that a signed agreement and valid credit card existed, that we could not conclude that collection was reasonably assured upon billing.

The SEC indicated that absent any additional evaluation procedures, approval from the financial institutions or a subsequent cash receipt appeared to have been our first and only verifiable evidence suggesting that collection was reasonably assured.  The SEC took the position that even if additional procedures had been performed in support of collectibility, that it was inappropriate under GAAP accounting principles that we recognized revenue upon billing given the short time period between billing and rejection and the frequency in which these fees were not collected.  Based on these factors, at the SEC’s request we have restated our financials for the year ended December 31, 2005.

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

As our goal over the next 3 to 5 years is to reduce the reliance on set up fees and continue to increase the value of our recurring monthly hosting portfolio, we also value Intellipay based on our current projections for hosting growth only.  Our estimates of projected cash flows based on recurring revenue only over 5 years results in an estimated value of $2,154,462.  At the more aggressive growth rates ranging from 9% to 36% the value increases to $2,435,580.

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

Comparison of 2004 and 2005 Fiscal Year Operations

	2004	2005
Revenues, net	$ 3,617,486	$ 5,258,908

Cost of sales	1,071,241	1,771,725

Gross profit	2,546,245	3,487,183

Total operating expenses	3,036,640	3,844,144

Net loss from operations	(490,395)	(356,960)

Other income and (expense), net	2,068	61,087

Income taxes	300	-

Net earnings (loss)	(488,627)	(295,873)

Net earnings (loss) per share	$ (0.02)	$ (0.01)

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

As discussed above in our Executive Overview, new marketing plans and strategies implemented over the past two years have resulted in increased revenues.  Even with the deferral of a significant amount of our 2005 sales, our sales increased 45.4% for 2005 compared to 2004.  Management expects revenues to continue to increase as a result of our continued marketing activities.

Cost of sales include fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales for 2004 and 2005 was primarily related to our new marketing strategy and related increases in reseller fees and commissions.  The cost of sales increased 45.4% in 2005 compared to 2004.  Management anticipates that cost of sales will increase over the next year due to our continued marketing efforts.

Total operating expenses increased 26.6% from 2004 to 2005.  Selling expenses for 2005 increased 55.8% compared to 2004.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  We have expended significant amounts on sales and marketing, including direct mail, radio, and print advertising.

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

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs. General and administrative expenses increased 3.4% largely due to increased personnel expense related to our expanded operations.

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

ITEM 7: FINANCIAL STATEMENTS

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Report of Independent Registered Public Accounting Firm

15

Consolidated Balance Sheets, December 31, 2005 and December 31, 2004

16

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

17

Consolidated Statements of Stockholders Equity for the years ended December 31, 2005 and 2004

18

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

19

Notes to the Consolidated Financial Statements

20

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

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 14 to the consolidated financial statements, management discovered errors in the reporting of the Company’s revenue recognition and corresponding bad debt expense as of December 31, 2005. Accordingly, the consolidated financial statements for the year ended December 31, 2005 have been restated to correct the errors.

 /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 3, 2006 except for Note 14 dated August 23, 2007

Member of AICPA, UACPA & Registered with PCAOB

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2004	2005
CURRENT ASSETS
Cash and cash equivalents	$ 452,983	$ 744,521
Receivables
Trade, less allowance
for doubtful receivables of
$127,421 in 2004 and
$97,592 in 2005	96,260	269,002
Prepaid expenses	74,202	153,291
Total current assets	623,445	1,166,814

PROPERTY AND EQUIPMENT, NET
AT COST	70,382	81,039

RESTRICTED CASH	136,519	163,472
GOODWILL	2,946,253	2,946,253
OTHER ASSETS, NET	22,989	10,505
	$ 3,799,588	$ 4,368,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 89,164	$ 94,053
Accrued liabilities	181,109	125,280
Deferred revenue	431,578	679,206
Current liabilities from discontinued operations	235,274	235,274
Total current liabilities	937,125	1,133,812
Notes payable	-	100,000
Total liabilities	937,125	1,233,812

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 28,517,622 shares
in 2004 and 35,426,895 shares in 2005	28,518	35,427
Additional paid-in capital	15,560,971	16,121,744
Accumulated deficit	(12,727,027)	(13,022,900)
Total stockholders' equity	2,862,462	3,134,271
	$ 3,799,587	$ 4,368,083

The accompanying notes are an integral part of these statements.

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2004	2005
		(Restated)
Revenues, net
Software, access and license fees	$ 655,440	$1,392,093
Hosting, gateway and maintenance fees	1,430,328	1,159,113
Training and education	817,197	1,219,231
Merchant accounts, design and other	714,521	1,488,471
	3,617,486	5,258,908

Cost of sales	1,071,241	1,771,725

Gross profit	2,546,245	3,487,183

Selling expenses	1,516,567	2,362,694
Research and development	242,012	264,829
General and administrative	1,228,324	1,186,826
Depreciation and amortization	49,736	29,795
Total operating expenses	3,036,640	3,844,144

Net loss from operations	(490,395)	(356,960)
Other income (expense)
Interest income	3,054	11,817
Other income (expense), net	(986)	49,270
	2,068	61,087
Net income (loss) from continuing operations
before income taxes	(488,327)	(295,873)
Income Taxes	300	-
Net income (loss) from continuing operations	(488,627)	(295,873)
Discontinued operations
Gain (loss) from operations (net of income tax)	-	-
Gain on disposal (net of income tax)	-	-
Total gain (loss) from discontinued operations	-	-
NET LOSS	$(488,627)	$(295,873)
Net loss per common share - basic and dilutive
Net income loss from continuing operations	$ (0.02)	$ (0.01)
Gain from discontinued operations	-	-
Net earnings (loss)	$ (0.02)	$ (0.01)
Weighted-average number of shares outstanding
Basic	24,853,964	31,497,718
Dilutive	25,165,075	32,656,228
The accompanying notes are an integral part of these statements.

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended December 31, 2004 and 2005
	Price			Additional
	per	Common Stock		Paid-in	Accumulated
	share	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2004	$ -	24,587,622	$24,588	$15,288,181	$(12,238,400)	$3,074,369

Issuance of stock for insurance policies	0.09	300,000	300	26,420	-	26,720

Issuance of common stock for cash	0.07	3,630,000	3,630	246,370	-	250,000

Net loss 2004	-	-	-	-	(488,627)	(488,627)

Balances at December 31, 2004	-	28,517,622	28,518	15,560,971	(12,727,027)	2,862,462

Issuance of stock for insurance policies	0.01	639,273	638	55,211	-	55,849

Issuance of stock for portfolio	0.10	20,000	20	1,980	-	2,000

Issuance of common stock for cash	0.12	6,250,000	6,250	493,750	-	500,000

Compensation for Issuance of Warrants
to Investor Relations Firm		-	-	9,832	-	9,832

Net loss 2005	-	-	-	-	(295,873)	(295,873)

Balances at December 31, 2005		35,426,895	$35,426	$16,121,744	$(13,022,900)	$3,134,270
The accompanying notes are an integral part of this financial statement

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2004	2005
Increase (decrease) in cash and cash equivalents		(Restated)
Cash flows from operating activities
Net earnings (loss)	$ (488,627)	$ (295,873)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	49,736	29,795
Issuance of options and warrants for compensation	-	9,832
Bad debt expense	512,914	173,000
Changes in assets and liabilities
Receivables	(579,525)	(345,742)
Prepaid expenses and other assets	65,827	(8,756)
Accounts payable and accrued liabilities	23,502	(50,940)
Deferred revenue	225,977	247,628
Total adjustments	298,431	54,816
Net cash provided by continuing operating activities	(190,196)	(241,057)
Cash flows from investing activities
Purchases of property and equipment	(21,966)	(40,452)
Cash on reserve with bank	(85,568)	(26,953)
Net cash provided by (used in) investing activities	(107,534)	(67,405)
Cash flows from financing activities
Proceeds from notes payable	-	100,000
Proceeds from convertible notes payable	-	200,000
Payments on convertible notes payable	-	(200,000)
Proceeds on issuance of stock	250,000	250,000
Proceeds on exercise of warrants	-	250,000
Net cash used in financing activities	250,000	600,000
Net increase in cash and cash equivalents	(47,730)	$ 291,538
Cash and cash equivalents at beginning of period	500,713	452,983
Cash and cash equivalents at end of period	$ 452,983	744,521
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	800	800
Non-cash financing activities:
Issuance of stock for prepaid insurance policies	26,720	55,849
Reseller note settlement	-	-
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

December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

Revenue Recognition – Continued

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

December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

Stock Based Compensation

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123,” for the years ended December 31, 2004 and 2003.  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.  As permitted by SFAS No. 148, the Company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.

The following table illustrates the effect on net losses and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148 to stock-based compensation:

        Year Ended December 31,

         2004

      2005

Net loss

  From continuing operations

As reported

    $  (488,327)

  (295,873)

Pro forma

        (809,358)

   (507,332)

Net earnings (loss)

As reported

    $  (488,327)

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

           (0.03)

     (0.01)

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Stock Based Compensation - Continued

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

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

	Year ended December 31,
	2004	2005

Common shares outstanding during the period	24,587,622	28,517,622
Weighted average common shares issued	266,342	2,980,096
Weighted average common shares used
in basic earnings (loss) per share	24,853,964	31,497,718
Dilutive effects of potentially issuable
common shares (warrants)	311,111	1,158,510
Weighted average number of common shares
and dilutive potential common stock used
in diluted earnings (loss) per share	25,165,075	32,656,228

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”.  This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Recent Accounting Pronouncements - Continued

statements.  The cost will be measured based on the fair value of the instruments issued.  The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005.  Accordingly, the Company will adopt SFAS No. 123(R) in the third quarter of 2005.  Management is currently evaluating the impact SFAS No. 123(R) will have on the Company’s results of operations as a result of adopting this new Standard.

NOTE 2 –  PROPERTY AND EQUIPMENT

Property and equipment includes the following:  December 31,

			Estimated
			useful
	2004	2005	life (years)
Computer Equipment	$ 340,760	$ 350,338	3-5
Equipment	116,710	141,306	2-10
Software	93,958	98,847	1-3
Furniture and Fixtures	86,780	87,787	3-10
Leasehold Improvements	4,598	4,980	Life of lease
	642,806	683,258
Less Accumulated Depreciation	(572,424)	(602,219)
	$ 70,382	$ 81,039

NOTE 3 – OTHER ASSETS

Other assets include the following:

	December 31,
	2004	2005

Purchased customer portfolio	$ 278,309	$ 280,309
Deposits	9,672	9,672

	287,981	289,981

Accumulated amortization	(264,992)	(279,476)

	$ 22,989	$ 10,505

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

    2005    .

Payroll related liabilities

$      38,130                $    46,054

Sales contractor commissions

          6,766

         2,346

Contingent reseller commissions

        39,790

            -

Operating lease in default

        90,357

      91,522

Refunds and factor

          4,426

     (16,282)

Income tax payable

          1,200

           900

Other

            440                        440

$    181,109

$   181,109

NOTE 5 – OPERATING LEASE REVENUES

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

2007

    199,094

2008

           -

Thereafter

           -  .

$  520,486

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

NOTE 6 – NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

During June 2005, the Company entered into Promissory Note agreements with limited liability companies for $200,000.  The notes interest was at 8% per annum, and was due in full including principal and interest on December 31, 2006.  The notes were collateralized by the Company’s business assets.   The notes were paid in full during the third quarter 2005.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 6 – NOTES PAYABLE  / CONVERTIBLE NOTES PAYABLE - CONTINUED

On October 30, 2005, the Company entered into Promissory Note agreement for $100,000.  The note interest was at 8% per annum, and is due in full including principal and interest on April 30, 2007.  The note is collateralized by the Company’s business assets.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Company may grant awards representing up to 7,500,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2005.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 7 - STOCKHOLDERS’ EQUITY  - CONTINUED

Equity Incentive Plan - Continued

Options to purchase 50,000 shares of the Company’s common stock were granted in April 2005 at an exercise price of $0.10 per share. These options vest through October 2005 and expire in April 2010.

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

6,802,151

Options exercisable

       Weighted-

  Number

Weighted-average

    average remaining

Exercise price

 exercisable

  exercise price

contractual life (years)

 0.87

 40,151

 0.87

5

 0.75

1,582,500

 0.75

4.75

 0.23

1,230,000

 0.87

1.5

 0.14

  385,000

 0.14

2.75

0.12

  967,500

0.12

4.75

 0.07

 1,625,000

 0.07

3.75

5,834,651

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 7 - STOCKHOLDERS’ EQUITY  - CONTINUED

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

NOTE 8 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2004 and December 31, 2005:

World
Commerce
Network, LLC

ASSETS
Current assets	$ -
Long-term assets	-
Total assets	$ -

LIABILITIES
Payables past due	64,010
Accrued liabilities	171,264
Total current liabilities	$ 235,274

Net current liabilities	$ 235,274

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

December 31, 2005

NOTE 8– DISCONTINUED OPERATIONS - CONTINUED

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

NOTE 9 – OPERATING COMMITMENTS

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

Year ended

   Lease

December 31,

Commitment

2006

$  101,760

Thereafter

-

$  101,760

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 9 – OPERATING COMMITMENTS - CONTINUED

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

12/31/2005
Federal income taxes at statutory rate	$ (100,597)
State income taxes net of federal benefit	$ (9,704)
Change in the Valuation Allowance	$ 89,671
$ -
Other	$ 20,630
Total	$ (0)

Deferred taxes consist of the following:

Deferred Tax Assets:
Allowance for doubtfull accounts	$ 36,402
Net operating loss carryforwards	$ 3,536,767
Excess book depreciation and amortization	$ 61,557
Capital loss Carryforwards	$ 219,530
Deferred expenses	$ 31,506
$ 3,885,762

Less valuation Allowance	$ (3,885,762)

Net Tax Assets	$ -

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

Segment reporting by business unit follows:

Year ended	Pacific		Trade	Fund-
December 31, 2004[a]	WebWorks	Intellipay	Works	Works	Total

Revenues, net	$1,081,089	$ 484,339	$1,936,246	$ 115,812	$3,617,486

Income (loss) from continuing
operations before income tax	(173,418)	75,635	(402,077)	11,233	(488,627)

Net income (loss)	$ (174,547)	$ 75,565	$(401,951)	$ 12,306	$(488,327)

Assets	$3,548,859	$39,191	$ 193,755	$17,783	$3,799,588

aAmounts exclude all intercompany receivables, payables, revenues and expenses.

 The Company does not allocate assets or expenses in between individual business units.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 11 - SEGMENT REPORTING – CONTINUED

Year ended	Pacific		Trade	Fund-
December 31, 2005[a]	WebWorks	Intellipay	Works	Works	Total

Revenues, net	$1,385,647	$542,899	$3,746,691	$239,109	$5,914,346

Income (loss) from continuing
Operations before income tax	(177,939)	97,555	(319,015)	103,526	(295,873)

Net income (loss	$(176,702)	$ 97,269	$(319,966)	$103,526	$ (295,873)

Assets	$ 3,846,604	$20,627	$386,842	$114,010	$ 4,368,083

____________________________________________________

aAmounts exclude all intercompany receivables, payables, revenues and expenses.

 The Company does not allocate assets or expenses in between individual business units.

NOTE 12 - MARKET RISK

We rely on the efforts of third party resellers to add accounts to our customer base.  A significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  While we continue to add additional resellers, including the Company’s TradeWorks Marketing subsidiary, we are primarily dependent upon further addition of reseller distribution channels for future sales growth.

NOTE 13 – SUBSEQUENT EVENTS

No significant subsequent events have taken place since December 31, 2005.

NOTE 14 –  RESTATEMENT

We have restated our financial statements for the years ended December 31, 2005 to reflect certain issues identified in connection with a regulatory review by the Securities and Exchange Commission (“SEC”) of our Form 10-KSB for the year ended December 31, 2005. Our management and our board of directors have concluded that these restatements are necessary to reflect the changes described below.

❖

During the year ended December 31, 2005, we recognized revenue from customers based upon a face-to-face discussion with the customer, a signed contract, the direct receipt of credit card information or ACH data to facilitate collection.  We delivered our service to the customer for a period of thirty (30) days and we recognized revenue and created a receivable on billing.  At the time of the billing we had no way of knowing exactly which customers or how many customers would not pay us.  After a customer did not pay, we allowed the customer an additional thirty (30) days before discontinuing their service and writing-off their receivable.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 14 – RESTATEMENT - continued

❖

During a regulatory review of our annual report on form 10KSB, it was brought to the Company’s attention that absent any additional evaluation procedures, approval from the financial institutions or a subsequent cash receipt appeared to have been our first and only verifiable evidence suggesting that collection was reasonably assured.   Upon further review, management determined that it was not proper, under GAAP, to recognize revenue upon billing, given the short time period between billing and rejection and the frequency in which these fees were not collected.

❖

In order to properly state the Company’s revenue we have corrected the error in accounting for revenue and the subsequent write-off of bad debt.  The effect of this correction is a reduction of the Company’s revenue and bad debt expense by $655,437.  The correction of the error will have no affect on the Company’s net loss for the period ended December 31, 2005.

Accordingly, our financial statements have been restated as follows (restatement amount in change column):

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2005
	As
	Originally Reported	As Restated	Change
Revenues, net
Software, access and license fees	$1,392,093	$1,392,093	-
Hosting, gateway and maintenance fees	1,814,550	1,159,113	(655,437)	(a)
Training and education	1,219,231	1,219,231	-
Merchant accounts, design and other	1,488,471	1,488,471	-
	5,914,346	5,258,908	(655,437)
Cost of sales	1,771,725	1,771,725	-
Gross profit	4,142,620	3,487,183	(655,437)

Selling expenses	2,362,694	2,362,694	-
Research and development	264,829	264,829	-
General and administrative	1,842,262	1,186,826	(655,437)	(b)
Depreciation and amortization	29,795	29,795	-

Total operating expenses	4,499,580	3,844,144	(655,437)

Net loss from operations	(356,960)	(356,960)	-
Other income (expense)
Interest income	11,817	11,817	-
Other income (expense), net	49,270	49,270	-
	61,087	61,087	-
Net income (loss) from continuing operations
before income taxes	(295,873)	(295,873)	-

Income Taxes	-	-	-
Net income (loss) from continuing operations	(295,873)	(295,873)	-
		-	-
Discontinued operations		-	-
Gain (loss) from operations (net of income tax)	-	-	-
Gain on disposal (net of income tax)	-	-	-
Total gain (loss) from discontinued operations	-
NET LOSS	$(295,873)	$(295,873)	-
Net loss per common share - basic and dilutive
Net income loss from continuing operations	$ (0.01)	$ (0.01)	-
Gain from discontinued operations	-	-	-
Net earnings (loss)	$ (0.01)	$ (0.01)	-
Weighted-average number of shares outstanding
Basic	31,497,718	31,497,718	-
Dilutive	32,656,228	32,656,228	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2005

	As Originally
	Reported	As Restated	Change
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings (loss)	$ (295,873)	$ (295,873)	-
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	29,795	29,795	-
Issuance of options and warrants for compensation	9,832	9,832	-
Bad debt expense	828,437	173,000	(655,437)	(a)
Changes in assets and liabilities
Receivables	(1,001,180)	(345,742)	655,437	(b)
Prepaid expenses and other assets	(8,756)	(8,756)	-
Accounts payable and accrued liabilities	(50,940)	(50,940)	-
Deferred revenue	247,628	247,628	-
Total adjustments	54,816	54,817	-
Net cash provided by continuing operating activities	(241,056)	(241,056)	-
Cash flows from investing activities
Purchases of property and equipment	(40,452)	(40,452)	-
Cash on reserve with bank	(26,953)	(26,953)	-

Net cash provided by (used in) investing activities	(67,405)	(67,405)	-

Cash flows from financing activities
Proceeds from notes payable	100,000	100,000	-
Proceeds from convertible notes payable	200,000	200,000	-
Payments on convertible notes payable	(200,000)	(200,000)	-
Proceeds on issuance of stock	250,000	250,000	-
Proceeds on exercise of warrants	250,000	250,000	-
Net cash used in financing activities	600,000	600,000	-
Net increase in cash and cash equivalents	291,539	$ 291,539	-

Cash and cash equivalents at beginning of period	452,983	452,983	-
Cash and cash equivalents at end of period	$ 744,522	744,522	-

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	-
Cash paid for income taxes	800	800	-
Non-cash financing activities:			-
Issuance of stock for prepaid insurance policies	55,849	55,849	-
Reseller note settlement	-	-	-

(a) Decrease from reclassification of bad debt
(b) Increase from reclassification of bad debt

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

As the result of an SEC regulatory review, our Chief Financial Officer determined that we change our revenue recognition policy for the year ended December 31, 2005, which resulted in a restatement of our financial statements for that year.  Other than this change in revenue recognition policy, there were no other changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 24, 2007	Pacific WebWorks, Inc. By: /s/ Christian R. Larsen Christian R. Larsen, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 2007	/s/ Christian R. Larsen Christian R. Larsen President and Director
Date: September 24, 2007	/s/ Kenneth W. Bell Kenneth W. Bell Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer and Treasurer
Date: September 24, 2007	/s/ R. Brett Bell R. Brett Bell Secretary and Controller