Form 10KSB/A
period 2006-12-31
PACIFIC WEBWORKS INC
filed 2007-09-26
CIK 1086303

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

EXPLANATORY NOTE

In July 2005 the Securities and Exchange Commission (“SEC”) conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2005.  As a result of that review, we have been requested to restate our financial statements for the years ended December 31, 2006 and 2005.  See Note 15 to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of April 2, 2007, and do not include subsequent events.

TABLE OF CONTENTS

PART II

Item 6.  Management’s Discussion and Analysis or Plan of Operation

3

Item 7.  Financial Statements

 13

Item 8A.  Controls and Procedures

35

PART III

Item 13.  Exhibits

35

Signatures

36

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

Our subsidiary, Intellipay, Inc., has added 25 new Caselle municipality clients during 2006 and transaction processing overall has increased.  Despite this progress a thorough review of our operations coupled with an evaluation of the market value of gateways at large have led to our decision to impair the carrying value of Intellipay by $1 million in our financial statements.  While this will add to our net loss for the year ended 2006, it has no effect on cash flows or liquidity.

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

Liquidity and Capital Resources

At December 31, 2006 we had cash and cash equivalents of $392,633 and we recorded net revenues of $4,299,681.   We have historically relied upon revenues, loans, and equity transactions to fund our operations.  During the year ended December 31, 2006 we relied on our revenues to fund operations.  During the year ended December 31, 2005 we relied on net revenues of $5,258,908, proceeds from notes payable of $300,000 and proceeds from the sale of our common stock of $500,000 to fund our operations.  We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  Our monthly cash outflows are primarily related to selling expenses which totaled $2,323,267 in 2006 and general and administrative expenses that totaled  $1,265,041 for 2006.  For 2005 selling expenses were $2,362,694 and general and administrative were $1,186,826. These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $27,834 on our books as a current liability as of December 31, 2006 and for 2005 we carried deferred revenue of $679,206.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  The 2006 deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

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

The SEC indicated that absent any additional evaluation procedures, approval from the financial institutions or a subsequent cash receipt appeared to have been our first and only verifiable evidence suggesting that collection was reasonably assured.  The SEC took the position that even if additional procedures had been performed in support of collectibility, that it was inappropriate under GAAP accounting principles that we recognized revenue upon billing given the short time period between billing and rejection and the frequency in which these fees were not collected.  Based on these factors, at the SEC’s request we have restated our financials for the year ended December 31, 2006.

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

Comparison of 2005 and 2006 Fiscal Year Operations
	2005	2006
Revenues, net	$ 5,258,908	$ 4,299,681
Cost of sales	1,771,725	512,594
Gross profit	3,487,183	3,787,086
Total operating expenses	3,844,144	3,867,936
Net loss from operations	(356,960)	(80,850)
Total other income (expense)	61,087	(945,583)
Income taxes	–	–
Net earnings (loss)	(295,873)	(1,026,433)
Net earnings (loss) per share	$ (0.01)	$ (0.03)

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

Total operating expenses increased slightly for 2006 compared to 2005.  Selling expenses decreased from $2,362,694 in 2005 to $2,323,267 in 2006.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  During 2005 and most of 2006 we expended significant amounts on sales and marketing, including direct mail, radio, and print advertising.  Starting in November 2006 we shifted our focus to online marketing strategies rather than nationwide sales events and we anticipate that selling expenses will decrease as a percentage of revenues in 2007.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses decreased from $264,829 in 2005 to $250,224 in 2006, but management anticipates that these expenses will increase somewhat over the next year.

General and administrative expenses increased from $1,186,826 in 2005 to $1,265,041 in 2006 largely due to increased personnel expense and bad debt expense related to our expanded operations.  General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  Management expects to see continued increases in general and administrative expenses consistent with the significant increase in customer accounts expected during 2007.

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

Balance Sheet - the following chart is a summary of our balance sheet.

Comparison of 2005 and 2006 Fiscal Year Balance Sheet
	2005	2006
Cash and cash equivalents	$ 744,500	$ 392,633
Total current assets	1,166,814	584,217
Total assets	4,368,083	2,746,390
Total current liabilities	1,133,812	579,398
Total liabilities	1,233,812	579,398
Accumulated deficit	(13,022,900)	(14,049,333)
Total stockholders equity	$ 3,134,271	$ 2,166,992

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

14

Consolidated Balance Sheets

15

Consolidated Statements of Operations

16

Consolidated Statements of Stockholders Equity

17

Consolidated Statements of Cash Flows

18

Notes to the Consolidated Financial Statements

19

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

As discussed in Note 15 to the consolidated financial statements, management discovered errors in the reporting of the Company’s revenue recognition and corresponding bad debt expense as of December 31, 2006. Accordingly, the consolidated financial statements for the year ended December 31, 2006 have been restated to correct the errors.

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 9, 2007 except for Note 15 dated August 23, 2007

Member of AICPA, UACPA & Registered with PCAOB

Pacific WebWorks, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2005	2006
CURRENT ASSETS
Cash and cash equivalents	$ 744,520	$ 392,633
Receivables
Trade, less allowance
for doubtful receivables of
$97,592 in 2005 and
$30,000 in 2006	269,002	149,584
Prepaid expenses	153,291	42,000
Total current assets	1,166,814	584,217
PROPERTY AND EQUIPMENT, NET
AT COST	81,039	90,683

RESTRICTED CASH (Note 1)	163,472	111,765
GOODWILL (Note 1)	2,946,253	1,946,253
OTHER ASSETS, NET	10,505	13,472
	$ 4,368,083	$ 2,746,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 94,053	$ 92,468
Notes payable - Current (Note 6)	-	100,000
Accrued liabilities	125,280	123,822
Deferred revenue (Note 1)	679,206	27,834
Current liabilities from discontinued operations (Note 8)	235,274	235,274
Total current liabilities	1,133,812	579,398
Commitments	-	-

Notes payable - Long Term	100,000	-

Total liabilities	1,233,812	579,398

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 35,426,895 shares
in 2005 and 35,426,895 shares in 2006	35,427	35,427
Additional paid-in capital	16,121,744	16,180,898
Accumulated deficit	(13,022,900)	(14,049,333)
Total stockholders' equity	3,134,271	2,166,992
	$ 4,368,083	$ 2,746,390
The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2006
		(Restated)
Revenues
Software, access and license fees	$ 1,392,093	$ 1,234,923
Hosting, gateway and maintenance fees	1,159,113	1,044,309
Training and education	1,219,231	1,222,409
Merchant accounts, design and other	1,488,471	798,040
	5,258,908	4,299,681

Cost of sales	1,771,725	512,594

Gross profit	3,487,183	3,787,086

Selling expenses	2,362,694	2,323,267
Research and development	264,829	250,224
General and administrative	1,186,826	1,265,041
Depreciation and amortization	29,795	29,404
Total operating expenses	3,844,144	3,867,936
Net loss from operations	(356,960)	(80,850)

Other income (expense)
Interest income	11,817	30,862
Interest Expense	-	(8,000)
Impairment of Goodwill	-	(1,000,000)
Other income (expense), net	49,270	31,555
Total other Income (Expense)	61,087	(945,583)

Net income (loss) from continuing operations
before income taxes	(295,873)	(1,026,433)
Income Taxes	-	-

NET LOSS	$ (295,873)	$(1,026,433)

Loss per share amount	$ (0.01)	$ (0.03)

Weighted-average common shares outstanding	31,497,718	35,426,125

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

From January 1, 2005 to December 31, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2005	28,517,622	$28,518	$15,560,971	$(12,727,027)	$2,862,462

Issuance of stock for insurance policies	639,273	639	55,211	-	55,850

Issuance of stock for portfolio	20,000	20	1,980		2,000

Issuance of common stock for cash	6,250,000	6,250	493,750	-	500,000

Compensation for Issuance of Warrants to Investor Relations
Firm			9,832

Net loss 2005	-	-	-	(295,873)	(295,873)

Balances at December 31, 2005	35,426,895	35,427	16,121,744	(13,022,900)	3,134,271

Valuation of stock options	-	-	59,154	-	59,154

Net loss for year ended December 31, 2006	-	-	-	(1,026,433)	(1,026,433)

Balances at December 31, 2006	35,426,895	$35,427	$16,180,898	$(14,049,333)	$2,166,992

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the	For the
	year ended	year ended
	December 31,	December 31,
	2005	2006
Increase (decrease) in cash and cash equivalents		(Restated)
Cash flows from operating activities
Net earnings (loss)	$ (295,873)	$ (1,026,433)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	29,795	29,404
Stock Options	9,832.00	59,154
Bad debt expense	828,437	192,500
Impairment of Goodwill	-	1,000,000
Changes in assets and liabilities
Receivables	(1,001,180)	(73,082)
Prepaid expenses and other assets	(8,756)	108,324
Accounts payable and accrued liabilities	(50,940)	(3,041)
Deferred revenue	247,628	(651,372)
Total adjustments	54,816	661,887
Net cash provided by continuing operating activities	(241,057)	(364,546)
Cash flows from investing activities
Purchases of property and equipment	(40,453)	(39,048)
Cash on reserve with bank (Restricted Cash)	(26,953)	51,707
Net cash provided by (used in) investing activities	(67,406)	12,659
Cash flows from financing activities
Proceeds from notes payable	100,000	-
Proceeds from convertible notes payable	200,000	-
Payments on convertible notes payable	(200,000)	-
Proceeds from issuance of common stock and warrants	250,000	-
Proceeds from exercise of warrants	250,000	-
Net cash provided by financing activities	600,000	-
Net increase/(decrease) in cash and cash equivalents	291,537	(351,887)
Cash and cash equivalents at beginning of period	452,983	744,520
Cash and cash equivalents at end of period	$ 744,520	$ 392,633
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	800
Non-cash financing activities:
Stock issued for prepaid insurance policies	55,849	-
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

NOTE 2 –  PROPERTY AND EQUIPMENT

Estimated

Property and equipment includes the following:

              December 31,

useful

      2005

  2006

  life (years)

Computer Equipment

$  350,338

$  365,908

3-5

Equipment

    141306

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

        .

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

December 31, 2006

NOTE 8 – DISCONTINUED OPERATIONS - CONTINUED

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

12/31/2005

12/31/2006

Federal income taxes at statutory rate

$(100,597)

$  (348,987)

State income taxes net of federal benefit

$    (9,704)

$         (813)

Change in the Valuation allowance

$    89,671

$    (89,330)

Non-deductible Goodwill Impairment

$    340,000

Other (Including expiration or state net operating losses)

$    20,630

$       99,130

Total

(0)

$              (0)

Deferred taxes consist of the following:

Deferred Tax Assets

Allowance for doubtfull accounts

$     36,402

$     11,190

Net operating loss carryforwards

$ 3,536,767

$ 3,484,005

Excess book depreciation and amortization

$     61,557

$      52,784

Capital loss Carryforwards

$   209,530

$    219,530

Deferred expenses

$     31,506

$      28,923

$ 3,885,762

$ 3,796,432

Less Valuation Allowance

$(3,885,762)

$(3,796,432)

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

$(319,736)

$103,526

$       -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Year ended

   Pacific

Trade-

Fund-

Discontinued

December 31, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$1,414,728

$533,577

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

NOTE 15 -  RESTATEMENT

We have restated our financial statements for the years ended December 31, 2006 to reflect certain issues identified in connection with a regulatory review by the Securities and Exchange Commission (“SEC”) of our Form 10-KSB for the year ended December 31, 2005. Our management and our board of directors have concluded that these restatements are necessary to reflect the changes described below.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 15 – RESTATMENT -  continued

❖

During the year ended December 31, 2006, we recognized revenue from customers based upon a face-to-face discussion with the customer, a signed contract, the direct receipt of credit card information or ACH data to facilitate collection.  We delivered our service to the customer for a period of thirty (30) days and we recognized revenue and created a receivable on billing.  At the time of the billing we had no way of knowing exactly which customers or how many customers would not pay us.  After a customer did not pay, we allowed the customer an additional thirty (30) days before discontinuing their service and writing-off their receivable.

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

❖

In order to properly state the Company’s revenue we have corrected the error in accounting for revenue and the subsequent write-off of bad debt.  The effect of this correction is a reduction of the Company’s revenue and bad debt expense by $743,545.  The correction of the error will have no affect on the Company’s net loss for the period ended December 31, 2006.

Accordingly, our financial statements have been restated as follows (restatement amount in change column):

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2006

	As Originally
	Reported	As Restated	Change
Revenues
Software, access and license fees	$ 1,234,923	$ 1,234,923	-
Hosting, gateway and maintenance fees	1,787,854	1,044,309	(743,545)	(a)
Training and education	1,222,409	1,222,409	-
Merchant accounts, design and other	798,040	798,040	-
	5,043,226	4,299,681	(743,545)
Cost of sales	512,594	512,594	-
Gross profit	4,530,631	3,787,086	(743,545)
			-
Selling expenses	2,323,267	2,323,267	-
Research and development	250,224	250,224	-
General and administrative	2,008,586	1,265,041	(743,545)	(b)
Depreciation and amortization	29,404	29,404	-
Total operating expenses	4,611,481	3,867,936	(743,545)

Net loss from operations	(80,850)	(80,850)	-

Other income (expense)
Interest income	30,862	30,862	-
Interest Expense	(8,000)	(8,000)	-
Impairment of Goodwill	(1,000,000)	(1,000,000)	-
Other income (expense), net	31,555	31,555	-
Total other Income (Expense)	(945,583)	(945,583)	-

Net income (loss) from continuing operations before income taxes
	(1,026,433)	(1,026,433)	-
Income Taxes	-	-	-
NET LOSS	$(1,026,433)	$(1,026,433)	-

Loss per share amount	$ (0.03)	$ (0.03)	-

Weighted-average common shares outstanding	35,426,125	35,426,125	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2006

	As Originally	As
	Reported	Restated	Change
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net earnings (loss)	$(1,026,433)	$(1,026,433)	-
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	29,404	29,404	-
Stock Options	59,154	59,154	-
Bad debt expense	936,045	192,500	(743,545)	(a)
Impairment of Goodwill	1,000,000	1,000,000	-
Changes in assets and liabilities
Receivables	(816,627)	(73,082)	743,545	(b)
Prepaid expenses and other assets	108,324	108,324	-
Accounts payable and accrued liabilities	(3,041)	(3,041)	-
Deferred revenue	(651,372)	(651,372)	-
Total adjustments	661,887	661,887	-
Net cash provided by continuing operating activities	(364,546)	(364,546)	-
Cash flows from investing activities
Purchases of property and equipment	(39,048)	(39,048)	-
Cash on reserve with bank (Restricted Cash)	51,707	51,707	-
Net cash provided by (used in) investing activities	12,659	12,659	-
Cash flows from financing activities
Proceeds from notes payable	-	-	-
Proceeds from convertible notes payable	-	-	-
Payments on convertible notes payable	-	-	-
Proceeds from issuance of common stock and warrants	-	-	-
Proceeds from exercise of warrants	-	-	-
Net cash used in financing activities	-	-	-
Net cash provided by financing activities	-	-	-
Net increase/(decrease) in cash and cash equivalents	(351,887)	(351,887)	-
Cash and cash equivalents at beginning of period	744,520	744,520	-
Cash and cash equivalents at end of period	$ 392,633	$ 392,633	-
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -	-
Cash paid for income taxes
Non-cash financing activities:
Stock issued for prepaid insurance policies	-	-	-

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

As the result of an SEC regulatory review, our Chief Financial Officer determined that we change our revenue recognition policy for the year ended December 31, 2006, which resulted in a restatement of our financial statements for that year.  Other than this change in revenue recognition policy, there were no other changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2

Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)

10.3

Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed March 22, 2004)

10.4

Form of employment agreement for executive officers, dated April 1, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-KSB, filed March 31, 2005)

21.1

Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 13, 2003)

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