Form 10QSB/A
period 2007-03-31
PACIFIC WEBWORKS INC
filed 2007-09-26
CIK 1086303

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

Yes  [   ]   No [X]

As of September 10, 2007, Pacific WebWorks, Inc. had a total of 36,026,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

EXPLANATORY NOTE

In July 2005 the Securities and Exchange Commission (“SEC”) conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2005.  As a result of that review, we have been requested to restate our financial statements for the years ended December 31, 2006 and 2005.  In this report we have restated the three month period ended March 31, 2006.  The three month period ended March 31, 2007 has not been restated.  See Note 7 to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of May 15, 2007, and do not include subsequent events.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

18

Item 3. Controls and Procedures

28

PART II: OTHER INFORMATION

Item 6.  Exhibits

28

Signatures

29

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

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Pacific WebWorks, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2006	2007
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 392,633	$ 780,664
Receivables
Trade, less allowance for doubtful
receivables of $30,000 in 2006 and
$30,000 in 2007	149,584	202,948
Prepaid expenses	42,000	52,445
Total current assets	584,217	1,036,057
PROPERTY AND EQUIPMENT, NET
AT COST	90,683	83,959
RESTRICTED CASH	111,765	121,554
GOODWILL	1,946,253	1,946,253
OTHER ASSETS, NET	13,472	11,472
	$ 2,746,390	$ 3,199,294

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 92,468	$ 548,669
Notes payable - Current	100,000	110,000
Accrued liabilities	123,822	185,709
Deferred revenue	27,834	65,756
Current liabilities from discontinued operations	235,274	235,274
Total current liabilities	579,398	1,145,408
Notes payable - Long Term	-	-
Total liabilities	579,398	1,145,408
Commitments	-	-
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and outstanding 35,426,895 shares in 2006 and 35,776,895 shares in 2007
	35,427	35,785
Additional paid-in capital	16,180,898	16,198,048
Prepaid Expense	-	(17,500)
Accumulated deficit	(14,049,333)	(14,162,448)
Total stockholders' equity	2,166,992	2,053,886

	$ 2,746,390	$ 3,199,294
The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2006	2007
	(Restated)
Revenues
Software, access and license fees	$ 451,139	$ 218,859
Hosting, gateway and maintenance fees	319,518	1,104,070
Training and education	269,199	63,495
Merchant accounts, design and other	403,819	121,331
	1,443,675	1,507,755
Cost of sales	203,806	138,067
Gross profit	1,239,869	1,369,688

Selling expenses	1,173,367	978,031
Research and development	65,655	67,612
General and administrative	450,573	440,011
Depreciation and amortization	7,757	7,379
Total operating expenses	1,697,352	1,493,033
Net loss from operations	(457,483)	(123,345)
Other income (expense)
Interest income	6,676	4,472
Interest Expense	-	(2,000)
Other income (expense), net	8,112	7,758
Total other Income (Expense)	14,788	10,230
Net income (loss) from continuing operations before income taxes
	(442,695)	(113,115)
Income Taxes	-	-
NET LOSS	$ (442,695)	$(113,115)
Loss per share amount	$ (0.01)	$ (0.00)
Weighted-average common shares outstanding
	31,497,718	35,513,625

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,

	2006	2007
	(Restated)
Cash flows from operating activities
Net earnings (loss)	$ (442,695)	$ (113,115)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities

Depreciation & amortization	7,757	7,379
Valuation of Stock Options	54,719	-
Bad debt expense	99,000	107,126
Changes in assets and liabilities
Receivables	(62,533)	(160,490)
Prepaid expenses and other assets	(10,336)	(8,445)
Accounts payable and accrued liabilities	205,039	528,088
Deferred revenue	232,502	37,931
Total adjustments	526,148	511,589
Net cash provided by continuing operating activities	83,453	398,474

Cash flows from investing activities
Purchases of property and equipment	(12,375)	(655)
Cash on reserve with bank (Restricted Cash)	(49,553)	(9,789)
Net cash provided by (used in) investing activities	(61,928)	(10,444)

Cash flows from financing activities
Net cash provided by financing activities	-	-
Net increase/(decrease) in cash and cash equivalents	21,525	388,031
Cash and cash equivalents at beginning of period	744,521	392,633
Cash and cash equivalents at end of period	$ 766,046	$ 780,664

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	800	-
Non-cash financing activities:
Stock issued for prepaid insurance policies	-	17,500

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

The following is the calculation for weighted average common shares used in basic and dilutive net earnings (loss) per share:

Period ended
March 31,
2006 2007
Income (loss) (numerator) Weighted average shares outstanding (denominator) Per share amount	($442,695) 31,497,718 ($.01)	($113,115) 35,513,625 ($.00)

NOTE 2 – OPERATING LEASE REVENUES

During the years 2005 and 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of March 31, 2007 are as follows:

Through March 31,
2008 2009 2010 Thereafter	$176,613 50,956 - ______-
$181,709

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

Information with respect to the Company’s stock options follows:

	Stock options	Exercise price	Weighted-average exercise price
Outstanding at January 1, 2003 Granted Exercised Forfeited Outstanding at December 31, 2004	4,696,302 1,400,000 - 761,878 5,334,424	$0.14-$2.00 0.07 - 0.14-2.00 $0.07 - $1.75	$0.54 0.07 - 0.82 $0.37
Granted Exercised Forfeited Outstanding at December 31, 2005	1,935,000 - 471,773 6,797,651	0.12 - $0.07 - $1.75 $0.07 - $0.87	0.12 - $0.48 $0.28
Granted Exercised Forfeited Outstanding at December 31, 2006	1,230,000 - 205,000 7,822,651	0.048 - $0.07 - $0.23 $0.048 - $0.87	0.048 - $0.08 $0.25
Granted Exercised Forfeited Outstanding at March 31, 2007	- - _______- 7,882,651	- - __-__ $0.048 - $0.87	- - __-__ $0.25

Options outstanding

Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87 0.75 0.23 0.14 0.12 0.07 0.048	40,151 1,577,500 1,200,000 370,000 1,855,000 1,550,000 1,245,000 7,837,651	0.87 0.75 0.23 0.14 0.12 0.07 0.048	4 3.75 .5 1.75 3.75 2.75 4.75

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

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended March 31, 2006[a]	Pacific WebWorks	Intellipay	Trade Works	Fund Works	Discontinued Operations[b]
Revenues, net Net income (loss)	$ 323,264 $ (227,331)	$ 33,773 $ 34,397	$ 1,010,515 $ (293,357)	$79,994 $43,053	$ - $ -

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 6 - SEGMENT REPORTING - CONTINUED

Three months ended March 31, 2007[a]	Pacific WebWorks	Intellipay	Trade Works	Fund Works	Discontinued Operations[b]
Revenues, net Net income (loss)	$1,134,923 $ 16,469	$126,780 $ 35,366	$ 198,998 $(186,027)	$ 47,054 $ 25,644	$ - $ -

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

NOTE 7 – RESTATEMENT

We have restated our financial statements for the 2006 comparable financials for the three months ended March 31, 2007 to reflect certain issues identified in connection with a regulatory review by the Securities and Exchange Commission (“SEC”) of our Form 10-KSB for the year ended December 31, 2005. Our management and our board of directors have concluded that these restatements are necessary to reflect the changes described below.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

NOTE 7 – RESTATEMENT - CONTINUED

❖

In order to properly state the Company’s revenue we have corrected the error in accounting for revenue and the subsequent write-off of bad debt.  The effect of this correction is a reduction of the Company’s revenue and bad debt expense by $103,881.  The correction of the error will have no affect on the Company’s net loss for the three months ended March 31, 2006.

Accordingly, our financials have been restated as follows (restatement amount in parenthesis):

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006
(Unaudited)

	As Originally Reported
		As Restated	Change
Revenues
Software, access and license fees	$ 451,139	$ 451,139	-
Hosting, gateway and maintenance fees	423,399	319,518	(103,881)	(a)
Training and education	269,199	269,199	-
Merchant accounts, design and other	403,819	403,819	-
	1,547,556	1,443,675	(103,881)
Cost of Sales	203,806	203,806	-
Gross profit	1,343,750	1,239,869	(103,881)

Selling Expenses	1,173,367	1,173,367	-
Research and development	65,655	65,655	-
General and administrative	554,454	450,573	(103,881)	(b)
Depreciation and amortization	7,757	7,757	-
Total operating expenses	1,801,233	1,697,352	(103,881)
Net loss from operations	(457,483)	(457,483)	-

Other Income (expense)
Interest income	6,676	6,676	-
Interest Expense	-	-	-
Other income (expense), net	8,112	8,112	-
Total other Income (Expense)	14,788	14,788	-
Net income (loss) from continuing operations before income taxes
	(442,695)	(442,695)	-
Income Taxes	-	-	-
NET LOSS	$(442,695)	$(442,695)	-
Loss per share amount	$ (0.01)	$ (0.01)	-
Weighted-average common shares outstanding	31,497,718	31,497,718	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006
(Unaudited)

	As Originally Reported
		As Restated	Change
Cash flows from operating activities
Net earnings (loss)	$(442,695)	$(442,695)	-
Adjustments to reconcile net earnings (loss) to net cash used in operating activities

Depreciation & amortization	7,757	7,757	-
Valuation of Stock Options	54,719	54,719	-
Bad debt expense	202,881	99,000	(103,881)	(a)
Changes in assets and liabilities
Receivables	(166,414)	(62,533)	103,881	(b)
Prepaid expenses and other assets	(10,336)	(10,336)	-
Accounts payable and accrued liabilities	205,039	205,039	-
Deferred revenue	232,502	232,502	-
Total adjustments	526,148	526,148	-
Net cash provided by continuing operating activities	83,454	83,454	-
Cash flows from investing activities
Purchases of property and equipment	(12,375)	(12,375)	-
Cash on reserve with bank (Restricted Cash)	(49,553)	(49,553)	-
Net cash provided by (used in) investing activities	(61,928)	(61,928)	-
Cash flows from financing activities
Net cash provided by financing activities	-	-	-
Net increase/(decrease) in cash and cash equivalents	21,526	21,526	-
Cash and cash equivalents at beginning of period	744,521	744,521	-
Cash and cash equivalents at end of period	$ 766,046	$ 766,046	-

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -	-
Cash paid for income taxes	800	800	-
Non-cash financing activities:
Stock issued for prepaid insurance policies	-	-	-

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

During the first quarter of 2007 we began to see the results of our new online marketing programs.  Active hosting customers increased over 310% during the period totaling in excess of 21,500 customers as of the end of the 2007 first quarter.  This dramatic growth contributed to a reduction in our 2007 first quarter loss to $113,115 compared to a loss of $442,695 for the 2006 first quarter.  This growth further resulted in an increase in net cash provided by continuing operations of $398,474 for the 2007 first quarter compared to $83,453 for the 2006 first quarter.

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

The SEC indicated that absent any additional evaluation procedures, approval from the financial institutions or a subsequent cash receipt appeared to have been our first and only verifiable evidence suggesting that collection was reasonably assured.  The SEC took the position that even if additional procedures had been performed in support of collectibility, that it was inappropriate under GAAP accounting principles that we recognized revenue upon billing given the short time period between billing and rejection and the frequency in which these fees were not collected.  Based on these factors, at the SEC’s request we have restated our financials for the year ended December 31, 2006 and, accordingly, in this report we have restated the amounts for the three month period ended March 31, 2006.

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

Comparison of 2007 and 2006 First Quarter Operations
	Three month period ended March 31
	2007	2006
Revenues, net	$ 1,507,755	$ 1,443,675
Cost of sales	138,067	203,806
Gross profit	1,369,688	1,239,869
Total operating expenses	1,493,033	1,697,352
Net loss from operations	(123,345)	(457,483)
Total other income (expense)	10,230	14,788
Income taxes	–	–
Net earnings (loss)	(113,115)	(442,695)
Net earnings (loss) per share	$ (0.00)	$ (0.01)

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

Our net revenues increased for the 2007 compared to the 2006 first quarter.  Management expects revenues to increase in the short term as a result of our continued marketing activities and management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.

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

Total operating expenses decreased for the 2007 first quarter compared to the 2006 first quarter primarily due to greater selling expenses and general and administrative expense recorded in the 2006 first quarter.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Selling expenses decreased from $1,173,367 in the 2006 first quarter to $978,031 for the 2007 first quarter.  We expended significant amounts on sales and marketing, including direct mail, radio, and print advertising, for our nationwide sales events in the 2006 first quarter.  Starting in November 2006 we shifted our focus to online marketing strategies rather than nationwide sales events and we anticipate that selling expenses will decrease as a percentage of revenues in the short term.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs. General and administrative expenses were relatively the same with $450,573 of these expenses recorded in the 2006 first quarter compared to $440,011 recorded in the 2007 first quarter.  Management expects to see increases in general and administrative expenses in the short term consistent with increases in customer accounts expected during 2007.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses increased slightly from $65,655 for the 2006 first quarter to $67,612 for the 2007 first quarter and management anticipates that these expenses will increase somewhat over the next year.

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

Date: September 24, 2007	PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director
Date: September 24, 2007	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial and Accounting Officer, and Chairman of the Board
Date: September 24, 2007	By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller