Form 10QSB/A
period 2007-06-30
PACIFIC WEBWORKS INC
filed 2007-09-26
CIK 1086303

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

EXPLANATORY NOTE

In July 2005 the Securities and Exchange Commission (“SEC”) conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2005.  As a result of that review, we have been requested to restate our financial statements for the years ended December 31, 2006 and 2005.  In this report we have restated the three and six month periods ended March 31, 2006.  The three and six month periods ended March 31, 2007 have not been restated.  See Note 7 to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of August 14, 2007, and do not include subsequent events.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

21

Item 3. Controls and Procedures

31

PART II: OTHER INFORMATION

Item 6.  Exhibits

32

Signatures

33

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

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2006	2007
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 392,633	$ 768,076
Receivables
Trade, less allowance for doubtful receivables of
$30,000 in 2006 and $45,000 in 2007	149,584	239,388
Prepaid expenses	42,000	27,962
Total current assets	584,217	1,035,426
PROPERTY AND EQUIPMENT, NET AT COST	90,683	83,212
RESTRICTED CASH	111,765	617,370
GOODWILL	1,946,253	1,946,253
OTHER ASSETS, NET	13,472	11,472
	$ 2,746,390	$ 3,693,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 92,468	$ 979,055
Notes payable - Current	100,000	112,000
Accrued liabilities	123,822	170,365
Deferred revenue	27,834	30,899
Current liabilities from discontinued operations	235,274	215,274
Total current liabilities	579,398	1,507,592
Total liabilities	579,398	1,507,592

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and outstanding 35,426,895 shares in 2006 and 36,026,895 shares in 2007

	35,427	36,027
Additional paid-in capital	16,180,898	16,209,592
Prepaid Expense	-	(17,500)
Accumulated deficit	(14,049,333)	(14,041,977)
Total stockholders' equity	2,166,992	2,186,141
	$2,746,390	$3,693,733

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,

	2006	2007	2006	2007
	(Restated)		(Restated)
Revenues
Software, access and license fees	$ 879,117	$ 649,805	$ 427,978	$ 430,946
Hosting, gateway and maintenance fees	608,830	3,765,292	289,312	2,661,222
Training and education	665,724	154,064	409,182	90,569
Merchant accounts, design and other	706,404	241,578	302,585	120,247
	2,860,075	4,810,739	1,429,057	3,302,984

Cost of sales	337,949	253,292	134,143	115,225
Gross profit	2,522,126	4,557,447	1,294,914	3,187,759

Selling expenses	2,027,179	3,393,553	853,812	2,415,522
Research and development	124,435	148,623	58,780	81,011
General and administrative	816,946	1,014,515	421,092	574,505
Depreciation and amortization	14,969	14,807	7,212	7,428
Total operating expenses	2,983,529	4,571,499	1,336,640	3,078,466
Net income (loss) from operations	(461,402)	(14,052)	(41,726)	109,293
Other income (expense)
Interest income	15,074	8,658	8,398	4,186
Interest Expense	21,801	(12,000)	13,689	(10,000)
Other income (expense), net	-	28,543	-	20,785
Total other Income (Expense)	36,875	25,201	22,087	14,971
Net income (loss) from continuing operations before income taxes
	(424,527)	11,150	(19,639)	124,264
Income Taxes	-	-	-	-
NET INCOME (LOSS)	$ (424,527)	$ 11,150	$ (19,639)	$ 124,264
Loss per share amount	$ (0.01)	$ 0.00	$ (0.00)	$ 0.00
Weighted-average common shares outstanding
	31,497,718	36,026,895	31,497,718	36,026,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,

	2006	2007
	(Restated)
Cash Flows From Operating Activities
Net earnings (loss)	$ (424,527)	$ 11,150
Adjustments to reconcile net earnings (loss) to net cash used in operating activities

Depreciation & amortization	14,969	14,807
Valuation of Stock Options	56,576	-
Bad debt expense	189,000	152,126
Changes in assets and liabilities
Receivables	(157,837)	(241,931)
Prepaid expenses and other assets	89,451	16,038
Accounts payable and accrued liabilities	33,026	933,129
Deferred revenue	(8,873)	3,065
Net cash provided (used) by operating activities	(208,216)	888,384

Cash flows from investing activities
Purchases of property and equipment	(15,382)	(7,336)
Cash on reserve with bank (Restricted Cash)	(42,516)	(505,605)
Net cash (used) by investing activities	(57,898)	(512,941)

Cash flows from financing activities
Net cash provided by financing activities	-	-
Net increase/(decrease) in cash and cash equivalents	(266,114)	375,443
Cash and cash equivalents at beginning of period	744,521	392,633
Cash and cash equivalents at end of period	$ 478,406	$ 768,076

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	-	-
Non-cash financing activities:
Stock issued for prepaid insurance policies	-	29,473

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

$108,696

2009

        180

2010

           -

Thereafter

           -_

 $108,876

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

NOTE 4 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2006 and June 30, 2007:

	December 31,	June 30,
	2006	2007
	World	World
	Commerce	Commerce
	Network, LLC	Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	171,264	151,264
Total current liabilities	$ 235,274	$ 215,274

Net current liabilities	$ 235,274	$ 215,274

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

NOTE 7 – RESTATEMENT

We have restated our financial statements for the 2006 comparable financials for the three and six months ended  June 30, 2007 to reflect certain issues identified in connection with a regulatory review by the Securities and Exchange Commission (“SEC”) of our Form 10-KSB for the year ended December 31, 2005. Our management and our board of directors have concluded that these restatements are necessary to reflect the changes described below.

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

NOTE 7 – RESTATEMENT - CONTINUED

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

❖

In order to properly state the Company’s revenue we have corrected the error in accounting for revenue and the subsequent write-off of bad debt.  The effect of this correction is a reduction of the Company’s revenue and bad debt expense for the three and six months ended June 30, 2006 by $150,000 and $253,881.  The correction of the error will have no affect on the Company’s net loss for the period ended June 30, 2006.

Accordingly, our financials have been restated as follows (restatement amount in parenthesis):

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2006
(Unaudited)

	As Originally Reported
		As Restated	Change
Revenues
Software, access and license fees	427,978	427,978	-
Hosting, gateway and maintenance fees	439,312	289,312	(150,000)	(a)
Training and education	409,182	409,182	-
Merchant accounts, design and other	302,585	302,585	-
	1,579,057	1,429,057	(150,000)
Cost of sales	134,143	134,143	-
Gross profit	1,444,914	1,294,914	(150,000)
Selling expenses	853,812	853,812	-
Research and development	58,780	58,780	-
General and administrative	571,092	421,092	(150,000)	(b)
Depreciation and amortization	7,212	7,212	-
Total operating expenses	1,486,640	1,336,640	(150,000)
Net income (loss) from operations	(41,726)	(41,726)	-
Other income (expense)
Interest income	8,398	8,398	-
Interest Expense	13,689	13,689	-
Other income (expense), net	-	-	-
Total other Income (Expense)	22,087	22,087	-
Net income (loss) from continuing operations before income taxes
	(19,639)	(19,639)	-
Income Taxes	-	-	-
NET INCOME (LOSS)	(19,639)	(19,639)	-
Loss per share amount	(0.00)	(0.00)	-

Weighted-average common shares outstanding
	31,497,718	31,497,718	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006
(Unaudited)

	As Originally Reported
		As Restated	Change
Revenues
Software, access and license fees	$ 879,117	$ 879,117	-
Hosting, gateway and maintenance fees	862,711	608,830	(253,881)	(a)
Training and education	665,724	665,724	-
Merchant accounts, design and other	706,404	706,404	-
	3,113,956	2,860,075	(253,881)
Cost of sales	337,949	337,949	-
Gross profit	2,776,007	2,522,126	(253,881)
Selling expenses	2,027,179	2,027,179	-
Research and development	124,435	124,435	-
General and administrative	1,070,827	816,946	(253,881)	(b)
Depreciation and amortization	14,969	14,969	-
Total operating expenses	3,237,410	2,983,529	(253,881)
Net income (loss) from operations	(461,402)	(461,402)	-
Other income (expense)
Interest income	15,074	15,074	-
Interest Expense	21,801	21,801	-
Other income (expense), net	-	-	-
Total other Income (Expense)	36,875	36,875	-
Net income (loss) from continuing operations before income taxes
	(424,527)	(424,527)	-
Income Taxes	-	-	-
NET INCOME (LOSS)	$(424,527)	$(424,527)	-
Loss per share amount	$ (0.01)	$ (0.01)	-
Weighted-average common shares outstanding
	31,497,718	31,497,718	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006
(Unaudited)
	As Originally Reported
		As Restated	Change
Cash Flows From Operating Activities
Net earnings (loss)	$(424,527)	$(424,527)	-
Adjustments to reconcile net earnings (loss) to net cash used in operating activities

Depreciation & amortization	14,969	14,969	-
Valuation of Stock Options	56,576	56,576	-
Bad debt expense	442,881	189,000	(253,881)	(a)
Changes in assets and liabilities
Receivables	(411,718)	(157,837)	253,881	(b)
Prepaid expenses and other assets	89,451	89,451	-
Accounts payable and accrued liabilities	33,026	33,026	-
Deferred revenue	(8,873)	(8,873)	-
Net cash provided (used) by operating activities	(208,216)	(208,216)	-

Cash flows from investing activities
Purchases of property and equipment	(15,382)	(15,382)	-
Cash on reserve with bank (Restricted Cash)	(42,516)	(42,516)	-
Net cash (used) by investing activities	(57,898)	(57,898)	-

Cash flows from financing activities
Net cash provided by financing activities	-	-	-
Net increase/(decrease) in cash and cash equivalents	(266,114)	(266,114)	-
Cash and cash equivalents at beginning of period	744,521	744,521	-
Cash and cash equivalents at end of period	$ 478,406	$ 478,406	-

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -	-
Cash paid for income taxes	-	-	-
Non-cash financing activities:
Stock issued for prepaid insurance policies	-	-	-

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

The three month period ended June 30, 2007 (the “2007 second quarter”) was a breakout quarter for our company.  Revenues of $3,302,984 for the 2007 second quarter exceeded all previous single quarter revenues, as did the 2007 six month period revenue total of $4,810,739 exceed all previous six month period total revenue numbers.  Net cash provided by continuing operating activities of $888,384 over the 2007 six month period is also a company record.  Of additional note is the fact that 78% of our revenues over the 2007 six month period were comprised of recurring hosting, gateway and maintenance fees.

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

Liquidity and Capital Resources

Historically, we have relied upon revenues, loans, and equity transactions to fund our operations.  For the six month period ended June 30, 2007 (the “2007 six month period”) we recorded net revenues of $4,810,739, which resulted in net income of $11,150.  We also had cash and cash equivalents of $768,076 at June 30, 2007.  We expect to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

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

It is important to note that the majority of trade accounts receivables of $241,931 and bad debt expense of $152,126 for the 2007 six month period relate to our monthly recurring revenue categories.  As our recurring portfolio increases, we recognize an increase in bad debt due to the nature of our business and the makeup of our clients.  Therefore, as our recurring customer base increases the accounts receivable and bad debt will show increases as the overall revenue and customer base grow.  We are working with our independent accounting firm to determine if there is a better manner in which to treat these accounts.

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

The SEC indicated that absent any additional evaluation procedures, approval from the financial institutions or a subsequent cash receipt appeared to have been our first and only verifiable evidence suggesting that collection was reasonably assured.  The SEC took the position that even if additional procedures had been performed in support of collectibility, that it was inappropriate under GAAP accounting principles that we recognized revenue upon billing given the short time period between billing and rejection and the frequency in which these fees were not collected.  Based on these factors, at the SEC’s request we have restated our financials for the year ended December 31, 2006 and, accordingly, in this report we have restated the amounts for the three and six month periods ended June 30, 2006.

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

Comparison of 2007 and 2006 Six and Three Month Period Operations
	Six month period ended June 30		Three month period ended June 30
	2007	2006	2007	2006
Revenues, net	$ 4,810,739	$ 2,860,075	$ 3,302,984	$ 1,429,057
Cost of sales	253,292	337,949	115,225	134,143
Gross profit	4,557,447	2,522,126	3,187,759	1,294,914
Total operating expenses	4,571,499	2,983,529	3,078,466	1,336,640
Net income (loss) from operations	(14,052)	(461,402)	109,293	(41,726)
Total other income (expense)	25,201	36,875	14,971	22,087
Income taxes	--	--	--	--
Net income (loss)	11,150	(424,527)	124,264	(19,639)
Net earnings (loss) per share	$ 0.00	$ (0.01)	$ 0.00	$ (0.00)

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

We recorded gross profits for both the 2007 and 2006 periods, but as a result of increased revenues in the 2007 second quarter our gross profits were larger in the 2007 periods.

Total operating expenses increased for the 2007 periods compared to the 2006 periods primarily due to increases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Starting in November 2006 we shifted our focus to online marketing strategies rather than nationwide sales events and we anticipated that selling expenses would decrease as a percentage of revenues in the short term.  However, selling expenses increased from $2,027,179 in the 2006 six month period to $3,393,553 in the 2007 six month period and increased to $2,415,522 for the 2007 second quarter compared to $853,812 for the 2006 second quarter.  The selling expenses increase were related to our online marketing programs.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased in the 2007 periods compared to the 2006 periods.  We recorded $1,014,515 general and administrative expense in the 2007 six month period compared to $816,946 in the 2006 six month period and $574,505 in the 2007 second quarter compared to $421,092 in the 2006 second quarter.  Management expects to see increases in general and administrative expenses in the short term consistent with increases in customer accounts expected in the second half of 2007.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses increased to $148,623 for the 2007 six month period compared to $124,435 for the 2006 six month period.  These expenses increased to $81,011 for the 2007 second quarter compared to $58,780 for the 2006 second quarter.  These increases were due to the increased expense related to the development of our new product offers.

Total other income for the 2007 periods included interest income earned on certificates of deposit and the recovery of a previously booked expense.   Other income for the 2006 periods included interest income earned on certificates of deposit and interest expense related to our loan payable.

Due to a successful 2007 second quarter showing marked improvement in revenues, we recorded net income for the 2007 periods compared to net losses for the 2006 periods.

Balance Sheet - the following chart is a summary of our balance sheet.

Balance Sheet Comparison
	Six month period ended June 30, 2007	Year ended Dec. 31, 2006
Cash and cash equivalents	$ 768,076	$ 392,633
Total current assets	1,035,426	584,217
Total assets	3,693,733	2,746,390
Total current liabilities	1,507,592	579,398
Total liabilities	1,507,592	579,398
Accumulated deficit	(14,041,977)	(14,049,333)
Total stockholders equity	$ 2,186,141	$ 2,166,992

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

In order to compete successfully in the future, we must:

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

10.2

Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)

10.3

Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed March 22, 2004)

10.4

Form of employment agreement for executive officers, dated April 1, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-KSB, filed March 31, 2005)

21.1

Subsidiaries of Pacific WebWorks (Filed August 14, 2007)

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