Form 10QSB
period 2007-09-30
PACIFIC WEBWORKS INC
filed 2007-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2007

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

Yes  [   ]   No [X]

As of October 29, 2007, Pacific WebWorks, Inc. had a total of 36,026,895 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

20

Item 3. Controls and Procedures

29

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 6.  Exhibits

30

Signatures

31

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this data.  The results of operations for the nine month period ended September 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Pacific Webworks, Inc.
CONSOLDIATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2006	2007
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 392,633	$ 714,409
Receivables
Trade, less allowance
for doubtful receivables of
$30,000 in 2006 and
$45,000 in 2007	149,584	148,799
Prepaid expenses	42,000	84,492

Total current assets	584,217	947,699

PROPERTY AND EQUIPMENT, NET AT COST	90,683	80,218
RESTRICTED CASH	111,765	637,575
GOODWILL	1,946,253	1,946,253
OTHER ASSETS, NET	13,472	11,472

Total Assets	$ 2,746,390	$ 3,623,218

LIABILITIES AND STOCHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable	$ 92,468	$ 626,738
Notes payable - Current	100,000	116,800
Accrued liabilities	123,822	172,750
Deferred revenue	27,834	34,911
Current liabilities from discontinued operations	235,274	215,274

Total current liabilities	579,398	1,166,473

Total liabilities	579,398	1,166,473

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 35,426,895 shares
in 2006 and 36,026,895 shares in 2007	35,427	36,027
Additional paid-in capital	16,180,898	16,209,592
Prepaid Expense	-	(17,500)
Accumulated deficit	(14,049,333)	(13,771,375)

Total stockholders' equity	2,166,992	2,456,745

	$ 2,746,390	$ 3,623,218

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Webworks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Restated)		(Restated)
Revenues
Software, access and license fees	$ 1,075,871	$ 972,377	$ 196,754	$ 322,571
Hosting, gateway and maintenance fees	819,892	6,601,257	211,062	2,835,966
Training and education	829,732	181,246	164,008	27,181
Merchant accounts, design and other	790,057	241,578	83,653	-
	3,515,552	7,996,458	655,477	3,185,718

Cost of sales	433,960	305,665	96,012	52,373

Gross profit	3,081,591	7,690,793	559,465	3,133,346

Selling expenses	2,170,416	5,414,232	143,237	2,020,679
Research and development	193,311	222,200	68,876	73,577
General and administrative	1,065,159	1,781,352	248,213	766,837
Depreciation and amortization	21,993	22,065	7,024	7,258

Total operating expenses	3,450,879	7,439,849	467,350	2,868,351

Net income (loss) from operations	(369,288)	250,944	92,115	264,995

Other income (expense)
Interest income	18,671	15,288	3,597	6,630
Interest Expense	-	(16,800)	-	(4,800)
Other income (expense), net	17,988	28,527	(3,813)	(16)

Total other Income (Expense)	36,659	27,015	(216)	1,814

Net income (loss) from continuing
operations before income taxes	(332,629)	277,958	91,899	266,809

Income Taxes	-	-	-	-

NET INCOME (LOSS)	$ (332,629)	$ 277,958	$ 91,899	$ 266,809

Income (Loss) per share amount	$ (0.01)	$ 0.01	$ 0.00	$ 0.01

Weighted-average common shares outstanding
	31,497,718	36,026,895	31,497,718	36,026,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Webworks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2007
	(Restated)
Cash Flows From Operating Activities
Net earnings (loss)	$ (332,629)	$ 277,958

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	21,993	22,065
Valuation of Stock Options	58,979	8,595
Bad debt expense	192,500	170,504
Changes in assets and liabilities
Receivables	(131,189)	(169,719)
Prepaid expenses and other assets	105,144	(40,492)
Accounts payable and accrued liabilities	(11,041)	583,198
Deferred revenue	(265,574)	7,077

Net cash provided (used) by operating activities	(361,817)	859,186

Cash Flows From Investing Activities
Purchases of property and equipment	(31,870)	(11,600)
Cash on reserve with bank (Restricted Cash)	(45,653)	(525,810)

Net cash (used) by investing activities	(77,524)	(537,410)

Cash Flows From Financing Activities
	-	-
Net cash provided by financing activities	-	-

Net increase/(decrease) in cash and cash equivalents	(439,340)	321,776

Cash and cash equivalents at beginning of period	744,520	392,633

Cash and cash equivalents at end of period	$ 305,179	$ 714,409

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash financing activities:
Stock issued for prepaid insurance policies	$ -	$ 17,500

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

September 30, 2007

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

September 30, 2007

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the nine months ended September 30, 2006 and 2007 was $193,311 and $222,200 respectively.

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

September 30, 2007

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

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 7,822,651 related to options were excluded from the calculation of diluted loss per share for the period ended September 30, 2006 because their effects were anti-dilutive.  Potentially issuable common shares totaling 7,822,651 related to options were included in the calculation of diluted earnings per share for the period ended September 30, 2007.

The following is the calculation for weighted average common shares used in basic net earnings (loss) per share:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007

Income (loss) (numerator)	($332,629)	$277,958	$91,899	$266,809
Weighted average shares outstanding denominator)	31,497,718	36,026,895	31,497,718	36,026,895
Per share amount	($0.01)	$0.01	$.00	$.01

The following is the calculation for weighted average common shares used in the dilutive net earnings (loss) per share:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007

Income (loss) (numerator)	($332,629)	$277,958	$91,899	$266,809
Weighted average shares outstanding including shares related to options (denominator)	31,497,718	43,849,546	31,497,718	43,849,546
Per share amount	$(0.01)	$0.01	$.00	$.01

NOTE 2 – OPERATING LEASE REVENUES

During the years 2005 and 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

NOTE 2 – OPERATING LEASE REVENUES – CONTINUED

over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of September 30, 2007 are as follows:

Through

September 30,

2008

$52,816

Thereafter

           -

 $52,816

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of September 30, 2007.

Information with respect to the Company’s stock options follows:

			Weighted-average
	Stock options	Exercise price	exercise price

Outstanding at December 31,2005	6,797,651	$0.07-$0.87	$0.28
Granted	1,230,000	0.048	0.048
Exercised	-	-	-
Forfeited	205,000	$0.07-$0.23	$0.08
Outstanding at December 31, 2006	7,822,651	$0.048-$0.87	$0.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2007	7,882,651	$0.048-$0.87	$.025

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

Options outstanding
			Weighted-
	Number	Weighted- average	average remaining
Exercise price	outstanding	exercise price	contractual life (years)
0.87	40,151	0.87	3.75
0.75	1,577,500	0.75	3.50
0.23	1,200,000	0.23	.25
0.14	370,000	0.14	1.50
0.12	1,855,000	0.12	3.50
0.07	1,550,000	0.07	2.50
0.048	1,245,000	0.048	4
	7,837,651

Options exercisable			Weighted-
	Number	Weighted-average	average remaining
Exercise price	exercisable	exercise price	contractual life (years)
0.87	40,151	0.87	3.75
0.75	1,577,500	0.75	3.50
0.23	1,200,000	0.87	0.25
0.14	370,000	0.14	1.50
0.12	1,855,000	0.12	3.50
0.07	1,550,000	0.07	2.50
.048	615,000.048		4
	7,207,651

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY  - CONTINUED

The Company had 1,230,000 non vested options at the beginning of the period with a weighted average grant date fair value of $0.048.  At September 30, 2007 the Company had 615,000 non vested options.

The total intrinsic value of options exercised during the nine months ended September, 30, 2007 and 2006 was $0 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During the nine month period ended September 30, 2007 and 2006, the Company received $0 and $0 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

NOTE 4 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2006 and September 30, 2007:

	December 31,	September 30,
	2006	2007
	World	World
	Commerce	Commerce
	Network, LLC	Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	171,264	151,264
Total current liabilities	$ 235,274	$ 215,274

Net current liabilities	$ 235,274	$ 215,274

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2006 and September 30, 2007 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

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

As of September 30, 2007, Intellipay, Inc. has recorded an accrued liability of approximately $91,500 related to the months of office lease under default, less months re-leased by the property manager to others, including estimated interest and late fees.  The Company is not aware of any legal proceedings related to this lease and does not anticipate any legal action to be taken.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

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

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Nine months ended

Pacific

Trade

Fund-

Discontinued

September 30, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 549,206

 $391,556

$2,319,682

$255,108

$

-

Net income (loss)

  $ (327,429)

 $  97,884

$(143,215)

$40,131

$       -

____________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

NOTE 6 - SEGMENT REPORTING - CONTINUED

Nine months ended

   Pacific

Trade-

Fund-

Discontinued

September 30, 2007a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$7,009,287

$412,106

$477,350

$ 97,714

$          -

Net income (loss)

 $ 1,451,727

$ 80,757

$(1,303,885)

$ 29,359

$ 20,000

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended

Pacific

Trade

Fund-

Discontinued

September 30, 2006a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$ 108,803

 $135,643

$324,942

$86,089

$

-

Net income (loss)

  $ (47,182)

 $  35,728

$ 126,275

$(22,922)

$       -

____________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended

   Pacific

Trade-

Fund-

Discontinued

September 30, 2007a

WebWorks

Intellipay

Works

Works

Operationsb

Revenues, net

$2,984,023

$119,383

$59,650

$ 22,662

$          -

Net income (loss)

 $   762,244

$ (8,503)

$(476,931)

$ (10,001)

$          -

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

NOTE 7 – RESTATEMENT

We have restated our financial statements for the 2006 comparable financials for the interim periods ended  September 30, 2007 to reflect certain issues identified in connection with a regulatory review by the Securities and Exchange Commission (“SEC”) of our Form 10-KSB for the year ended December 31, 2005. Our management and our board of directors have concluded that these restatements are necessary to reflect the changes described below.

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

❖

In a regulatory review of our annual report for the period ended December 31, 2005, the SEC took issue with our revenue recognition policy.  The SEC noted that we would record bad debt expense shortly after billing upon learning that payments had been rejected by credit card companies or banks for insufficient funds.  This policy resulted in recording revenue for the gross amounts billed to a customer despite knowing in a short time period that the amount recorded was not collectible.  The SEC also stated that because we did not perform any evaluation of collectability beyond ensuring that a signed agreement and valid credit card existed, that we could not conclude that collection was reasonably assured upon billing.

❖

The SEC indicated that absent any additional evaluation procedures, approval from the financial institutions or a subsequent cash receipt appeared to have been our first and only verifiable evidence suggesting that collection was reasonably assured.  The SEC took the position that even if additional procedures had been performed in support of collectability, that it was inappropriate under GAAP accounting principles that we recognized revenue upon billing given the short time period between billing and rejection and the frequency in which these fees were not collected.  Based on these factors, the SEC requested that we restate our financials for the year ended December 31, 2006.

❖

After much discussion with the SEC and after consultation with our independent public accounting firm it was the decision of our board of directors that restatement of these financials was warranted.

Accordingly, our financials have been restated as follows (restatement amount in parenthesis):

Consolidated Statements of Operations
Three Months Ended September 30, 2006
(Unaudited)

	As Originally
	Reported	As Restated	Change

Revenues
Software, access and license fees	196,754	196,754	-
Hosting, gateway and maintenance fees	431,047	211,062	(219,985)	(a)
Training and education	164,008	164,008	-
Merchant accounts, design and other	83,653	83,653	-
	875,462	655,477	(219,985)
Cost of sales	96,012	96,012	-

Gross profit	779,450	559,465	(219,985)
Selling expenses	143,237	143,237	-
Research and development	68,876	68,876	-
General and administrative	468,198	248,213	(219,985)	(b)
Depreciation and amortization	7,024	7,024	-

Total operating expenses	687,335	467,350	(219,985)

Net income (loss) from operations	92,115	92,115	-

Other income (expense)
Interest income	3,597	3,597	-
Interest Expense		-
Other income (expense), net	(3,813)	(3,813)	-

Total other Income (Expense)	(216)	(216)	-

Net income (loss) from continuing operations
before income taxes	91,899	91,899	-

Income Taxes	-	-	-

NET INCOME (LOSS)	91,899	91,899	-

Loss per share amount	0.003	0.003	-

Weighted-average common shares outstanding
	31,497,718	31,497,718	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Consolidated Statements of Operations
Nine Months Ended September 30, 2006
(Unaudited)

	As Originally
	Reported	As Restated	Change

Revenues
Software, access and license fees	1,075,871	1,075,871	-
Hosting, gateway and maintenance fees	1,293,758	819,892	(473,866)	(a)
Training and education	829,732	829,732	-
Merchant accounts, design and other	790,057	790,057	-
	3,989,418	3,515,552	(473,866)
Cost of sales	433,960	433,960	-

Gross profit	3,081,591	3,081,591	-

Selling expenses	2,170,416	2,170,416	-
Research and development	193,311	193,311	-
General and administrative	1,539,025	1,065,159	(473,866)	(b)
Depreciation and amortization	21,993	21,993	-

Total operating expenses	3,924,745	3,450,879	(473,866)

Net income (loss) from operations	(369,288)	(369,288)	-

Other income (expense)
Interest income	18,671	18,671	-
Interest Expense		-

Other income (expense), net	17,988	17,988	-

Total other Income (Expense)	36,659	36,659	-

Net income (loss) from continuing operations
before income taxes	(332,629)	(332,629)	-

Income Taxes	-	-	-

NET INCOME (LOSS)	(332,629)	(332,629)	-

Loss per share amount	(0.01)	(0.01)	-

Weighted-average common shares outstanding
	31,497,718	31,497,718	-

(a) Decrease in sales from reclassification of bad debt
(b) Decrease in expenses from reclassification of bad debt

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006
(Unaudited)

	As Originally
	Reported	As Restated	Change

Cash Flows From Operating Activities
Net earnings (loss)	$ 332,629)	$ (332,629)	-

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	21,993	21,993	-
Valuation of Stock Options	58,979	58,979	-
Bad debt expense	666,366	192,500	(473,866)	(a)

Changes in assets and liabilities
Receivables	(605,055)	(131,189)	473,866	(b)
Prepaid expenses and other assets	105,144	105,144	-
Accounts payable and accrued liabilities	(11,041)	(11,041)	-
Deferred revenue	(265,574)	(265,574)	-
Net cash provided (used) by operating activities	(361,816)	(361,817)	-

Cash flows from investing activities
Purchases of property and equipment	(31,870)	(31,870)	-
Cash on reserve with bank (Restricted Cash)	(45,653)	(45,653)	-
Net cash (used) by investing activities	(77,524)	(77,524)	-

Cash flows from financing activities
			-
Net cash provided by financing activities	-	-	-

Net increase/(decrease) in cash and cash equivalents	(439,340)	(439,340)	-

Cash and cash equivalents at beginning of period	744,520	744,520	-
			-
Cash and cash equivalents at end of period	$ 305,179	$ 305,179	-

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -	-
Cash paid for income taxes	-	-	-
Non-cash financing activities:
Stock issued for prepaid insurance policies	-		-

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

Our subsidiary, Intellipay Inc., specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  Our TradeWorks Marketing, Inc. subsidiary mass markets Pacific WebWorks and Intellipay products.  FundWorks, Inc. provides operating lease arrangements for certain TradeWorks customers.  On July 31, 2007, we formed Pacific WebWorks International LTD, a United Kingdom limited company.  We formed this company to help facilitate our international sales and merchant account requirements.

During the third quarter of 2007 progress was made in the development of our online marketing operations.  We experienced record cash flows from our operations while further developing our fraud protection and disclosure provisions in our products, providing additional protections for our customers.  We continue to develop new product offers and expect to release several new offers over the next two quarters.

For the nine month period ended September 30, 2007 (the “2007 nine month period”) we continued our progress as net revenues were $7,996,458 compared to $3,515,522 for the nine months ended September 30, 2006 (the “2006 nine month period” ). Net cash provided by continuing operating activities of $859,186 for the 2007 nine month period was up significantly from the net cash provided by continuing operating activities of $361,817 for the 2006 nine month period. Further, we generated a net profit of $285,692 for the 2007 nine month period compared to a net loss of $332,629 for the 2006 nine month period.

Challenges continue to revolve around dealing with our rapid growth, in particular as it relates to retaining sufficient credit card processing capabilities.  We are negotiating several new processing options that we believe will relieve that strain.  In addition, conventional merchant accounts are unreasonably confining and may affect our progress.  The industry is beginning to recognize the problems related to conventional merchant accounts and we expect to see modified options develop in the marketplace.

We expect to see continued growth through the fourth quarter of 2007 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to continue these results.  Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

Historically we have relied upon revenues, loans, and equity transactions to fund our operations, but for the 2007 nine month period we relied mainly upon revenues and we had cash and cash equivalents of $714,409 at September 30, 2007.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For the 2007 nine month period our monthly cash outflows were primarily related to selling expenses which totaled $5,414,232 and general and administrative expenses that totaled $1,781,352.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $34,911on our books as a current liability as of September 30, 2007.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  The 2007 nine month period deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of September 30, 2007 were approximately $52,816 through September 30, 2008.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $8,500 per month.  As of September 30, 2007, we also had an accrued liability of approximately $91,500 related to the Intellipay’s operating lease default.  Intellipay defaulted on its operating lease in May 2002 after we closed Intellipay’s physical office, located in Fremont, California, and moved its technological infrastructure and operations to Salt Lake City, Utah in February 2002.  The Intellipay lease required approximately $6,000 per month, plus late fees and interest, through December 2003.  The accrued liability has been reduced for time that the property was leased to a third party by the property manager.

Our total current liabilities at September 30, 2007, included accounts payable of $627,599 related to operating costs such as marketing and advertising expenses and professional fees.  We had a promissory note payable of $116,800, with 8% interest per annum, which is due in full on April 30, 2008.  This note is collateralized by our business assets and we have not made any payments on this loan as of September 30, 2007.  Our accrued liabilities of $172,750 were primarily the result of the operating lease default for the Intellipay office space, contingent reseller commissions, payroll liabilities, estimated refunds and factoring obligations, a liability for a legal action brought against us in December 2006.  Deferred revenues of $34,911 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $215,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management is attempting to negotiate settlements of World Commerce Network’s accrued liabilities.  As of September 30, 2007, World Commerce Network’s accrued liabilities totaled $151,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

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

Trade receivables and collections - We apply a range of collection techniques to manage delinquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible due to allowance for doubtful accounts and bad debt.  Accounts receiveable and the corresponding allowance for doubtful accounts are reviewed for collectiblity by management quarterly and uncollectible accounts receivable are written off.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at September 30, 2007.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three and nine month periods ended September 30, 2007 and 2006.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

Comparison of 2007 and 2006 Three and Nine Month Period Operations
	Nine month period ended September 30		Three month period ended September 30
	2007	2006	2007	2006
Revenues, net	$ 7,996,458	$ 3,515,552	$ 3,185,718	$ 655,477
Cost of sales	305,665	433,960	52,373	96,012
Gross profit	7,690,793	3,081,591	3,133,346	559,465
Total operating expenses	7,439,849	3,450,879	2,868,351	467,350
Net income (loss) from operations	250,944	(369,288)	264,995	92,115
Total other income (expense)	27,015	36,659	1,814	(216)
Income taxes	-	-	-	-
Net income (loss)	277,958	(332,629)	266,809	91,899
Net earnings (loss) per share	$ 0.01	$ (0.01)	$ 0.01	$ 0.00

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

Total operating expenses increased for the 2007 periods compared to the 2006 periods primarily due to increases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Starting in November 2006 we shifted our focus from nationwide sales events to online marketing strategies and we anticipated that selling expenses would decrease as a percentage of revenues in the short term.  However, selling expenses increased due to increased costs related to our online marketing programs.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased for the 2007 periods compared to the 2006 periods largely due to an increase in staff and related expenses necessary to facilitate our rapid growth.  Management expects to see increases in general and administrative expenses in the short term consistent with continued increases in customer accounts expected in the fourth quarter of 2007.

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

Total other income for the 2007 periods included interest income earned on certificates of deposit and recovery of a previously booked expense offset by interest expense related to our loan payable.   Other income for the 2006 periods included interest income earned on certificates of deposit and the recovery of a previously booked expense.

Due to a successful 2007 nine month period and three month period showing marked improvement in revenues we recorded net income for the 2007 periods compared to a net loss for the 2006 nine month period and a smaller net income for the 2006 third quarter.

Balance Sheet - the following chart is a summary of our balance sheet.

Summary Balance Sheet Comparison
	Nine month period ended Sept. 30, 2007	Year ended Dec. 31, 2006
Cash and cash equivalents	$ 714,409	$ 92,633
Total current assets	947.690	584,217
Total assets	3,623,218	2,746,390
Total current liabilities	1,166,473	579,398
Total liabilities	1,166,473	579,398
Accumulated deficit	(13,771,375)	(14,049,333)
Total stockholders equity	$ 2,456,745	$ 2,166,992

Total assets increased at September 30, 2007, as compared to December 31, 2006, primarily as a result of an increase in cash and receivables.  At September 30, 2007, total liabilities increased compared to the 2006 year end primarily as a result of increases in accounts payable related to our online marketing budget.  Our accumulated deficit decreased at September 30, 2007, as a result of posting net income for the 2007 nine month period.

Factors Affecting Future Performance

We have a history of losses and anticipate future losses.

For the past two fiscal years we have recorded net losses from operations.  However, for the nine month period ended September 30, 2007 we posted net income of $277,958.  We may not be able to maintain profitability in the short term due to the constant need to keep our technology competitive.  We may require additional funding for our operations and we cannot assure you that we will be able to maintain profitability.

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

Our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 29, 2006, Jeffrey Robinson filed a complaint against TradeWorks Marketing, Inc. in the Superior Court of the State of California, County of Los Angeles.  Mr. Robinson alleged that Tradeworks Marketing violated the Americans with Disabilities Act of 1990, the Unruh Civil Rights Act and the California Disabled Persons Act.  The complaint alleged that TradeWorks Marketing failed to provide an American Sign Language Interpreter for Mr. Robinson at a seminar.  Mr. Robinson sought injunctive relief compelling TradeWorks Marketing to comply with the Americans with Disabilities Act of 1990 and the Unruh Civil Rights Act.  He sought damages either under the Americans with Disabilities Act of 1990 or the Unruh Civil Rights Act and he sought costs and attorneys fees.  On May 21, 2007, this matter was settled for $18,000 which was recorded as a expense for the period ended June 30, 2007.

In June, 2007, the Utah Division of Consumer Protection initiated an investigation of allegations that Pacific WebWorks had violated certain provisions of the Utah Consumer Sales Practices Act.   The Utah Division of Consumer Protection issued a citation to Pacific WebWorks on August 9, 2007.  We entered into a settlement agreement with the Utah Division of Consumer Protection and were required to make certain consumers whole in accordance with the Utah Consumer Sales Practices Act and we paid a fine of $10,000.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2007, we granted options to purchase 1,540,000 shares of our common stock to our employees under the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.  The stock options have an exercise price of $0.061 per share and expire five years from the date of issuance, October 12, 2012.  One half of the options granted to each employee vested upon the date of grant and the other half vest twelve months from the grant date.

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

10.2

Internet Access Agreement, Addendum to Master Service Agreement between Electric Lightwave, Inc., and Pacific WebWorks, Inc., dated January 1, 2002 (Incorporated by reference to exhibit No. 10.2 for Form 10-K, filed March 26, 2002)

10.3

Lease Agreement between Pacific WebWorks, Inc. and Westgate Business Center, dated November 20, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed March 22, 2004)

10.4

Form of employment agreement for executive officers, dated April 1, 2006 (Incorporated by reference to exhibit 10.4 for Form 10-KSB, filed April 2, 2007)

21.1

Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit 21.1 to Form 10-QSB, filed August 14, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director
Date: November 13, 2007	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial and Accounting Officer, and Chairman of the Board
Date: November 13, 2007	By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller