Form 10-K
period 2007-12-31
PACIFIC WEBWORKS INC
filed 2008-03-31
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0627910 (I.R.S. Employer Identification No.)
230 West 400 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

Registrant’s telephone number:  (801) 578-9020

180 South 300 West, Suite 400, Salt Lake City, Utah 84101

(Former address)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 29, 2007 was approximately $1,596,193.

The number of shares outstanding of the registrant’s common stock as of March 11, 2008 was 41,001,895.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.    Business

3

Item 1A  Risk Factors

9

Item 2.    Properties

13

Item 3.    Legal Proceedings

13

Item 4.    Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters

                and Issuer Purchases of Equity Securities

13

Item 6.     Selected Financial Data

15

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

16

Item 8.     Financial Statements and Supplementary Data

20

Item9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

40

Item 9A.  Controls and Procedures

40

Item 9B.  Other Information

40

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

40

Item 11.  Executive Compensation

42

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

44

Item 13.  Certain Relationships and Related Transactions, and Director Independence

46

Item 14.  Principal Accountant Fees and Services

46

PART IV

Item 15.  Exhibits, Financial Statement Schedules

47

Signatures

48

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

PART I

ITEM 1.  BUSINESS

Historical Development

The company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.  On July 31, 2007 we formed Pacific WebWorks International, LTD, a United Kingdom limited company.  We are in the process of  forming Pacific WebWorks GmbH, an Austrian company.

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

We have four wholly-owned operating subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc, which are Delaware corporations, Pacific WebWorks International, LTD, a United Kingdom limited company and are currently forming Pacific WebWorks GmbH, an Austrian company.  Pacific WebWorks International, LTD and Pacific WebWorks GmbH will market our products and services in Europe.  Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated to mass market our products and services.  FundWorks, Inc. was incorporated to provide operating lease arrangements for certain TradeWorks’ customers.  We also hold a non-operating, discontinued operation, World Commerce Network, LLC.

Products

Even though small business, including small office/home office, typically understands how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically using the Internet.  Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools™ software, including our eBay submission tool, the Intellipay payment systems, education and hosting services.

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

Contacts is a contact management program.  Companies that use our system can utilize WebContacts to organize information about all the entities they do business with, including customers, suppliers, distributors, potential customers, etc.  WebContacts will also enable them to capture information about people who visit their website, if those visitors elect to supply contact information at the site.  This database functionality enables our customers to be more effective when using the web as a marketing and communications tool.

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

IntelliPay Desktop Terminal (“IDT”) brings all of the functionality of a Virtual Terminal application to your desktop while supporting hardware such as a card reader and receipt printer.  This allows merchants to receive a qualified discount rate on their transactions and save hundreds of dollars in equipment and processing fees.  They can also take advantage of sharing printers on their network allowing several terminals to print to the same receipt printer, reducing the amount of hardware they need to purchase.

IntelliPay Wireless Terminal (“IWT”)  submits wireless transactions with retail qualifications using Nextel data service.  This allows a merchant to accept either swiped or keyed transactions using a Nextel Cellular / Data phone using a card reader. The merchant has all of the benefits of retail rates with the added value of visual batch management and settlement process.  IntelliPay Wireless Terminal is the perfect solution for all mobile merchants that also use a cellular phone.

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

$

our ability to carve out “niche” markets in combination with our technologies;

$

our ability to recruit resellers who can market and sell our products and services in significant volumes to the market;

$

our ability to maintain satisfactory relationships with our online marketing partners; and

$

our ability to manage and maintain our merchant accounts.

We believe that we will need to make significant expenditures for research and development and marketing in the future to compete effectively.

Major Customers

Our client base includes nearly 40,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  In th past a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  While we continue to add resellers, we are now primarily dependent upon our internal marketing staff, including TradeWorks Marketing, for our product sales.

Trademark, Licenses and Intellectual Property

We own trademarks for Visual WebTools™ (United States Patent and Trademark Office Serial No. 567,136) that we acquired and became responsible for upon our merger with Utah WebWorks.  In addition we have trademarks for Pacific WebWorks™ and ClipOn Commerce™.

On August 2, 2007 we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for “Intellipay.”  The mark has been renewed for 10 years subject to constructive notice by July 24, 2013 of our claim to exclusive ownership.

On August 30, 2007 we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for “Increase My Margin.”  The mark has been registered for 10 years subject to constructive notice of our claim to exclusive ownership by August 13, 2013.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2007 we recorded research and development expense of $307,490 primarily related toto the maintenance of our technologies and the development of our new offerings.  During the year ended December 31, 2006, we recorded research and development expense of $250,224 primarily related to the maintenance and certification of our existing technologies and the development of additional eBay analysis tools and product club expansion.

Material Contracts

During 2006 and 2007 we relied on Electric Lightwave, Inc. for telecommunications and Internet access.  This agreement was on a month-to-month basis and required that we pay approximately $3,500 per month for a dedicated DS3 Internet and telephone connection, and a redundant T-1.   This agreement was discontinued in March 2008 and was replaced with a telecommunications and Internet access agreement with Verizon Business Services, Inc. (“Verizon”).  The Verizon agreement, accepted on October 9, 2007, provides local and long distance telephone service and Internet service to 10MB burstable to 45 MB.

Employees

As of the date of this filing we have 25 employees in Pacific WebWorks.  We have six employees in administration, three in sales and marketing, two in operations, four development engineers and ten customer service personnel.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and could incur future losses.

In the past we have been unable to fund our day-to-day operations from revenues alone.  However, for the year ended December 31, 2007, we incurred a net income of $876,228 and $276,228 of this net income came from continuing operations and $600,000 of the net income was from a one-time recognition of a tax benefit, but we have had net losses in prior fiscal years.  We anticipate revenue from operations and equity transactions will fund our growth and operations for the next twelve months; however, we cannot assure you that we will be able to maintain profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We can not assure you as to our independent auditors’, conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 2.  PROPERTIES

Our principal offices, including our main office and data center, are located in Salt Lake City, Utah.  On February 1, 2008 we entered a monthly lease agreement for 8700 square feet with Development Specialties, Inc.  Under the lease agreement we pay approximately $10,500 per month for the first year with annual rent increases each year for the term of the lease.  The lease agreement provides for a five year term, expiring on February 1, 2013 and we have the option to buy out the remaining term of the less after three years for approximately $70,000.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various disputes and legal claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for our common stock is the OTC Bulletin Board and our common shares trade under the symbol “PWEB.”  The following table presents the range of the high and low bid of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 0.06	$ 0.036	$ 0.139	$ 0.09
June 30	0.05	0.035	0.132	0.06
September 30	0.0805	0.04	0.079	0.03
December	0.15	0.051	0.075	0.03

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

Holders

As of March 11, 2008 we had 415 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends.  Instead, we intend to retain any earnings to finance the operation and expansion of our business.  We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On November 9, 2007 we issued 1,000,000 shares of common stock to Capital Communications, Inc. in consideration for investor relations consulting services valued at $50,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 9, 2007 we sold 1,500,000 shares to Broad Investment Partners and 2,000,000 shares to Maestro Investments LLC, accredited investors, for $175,000.  These shares were granted piggy back registration rights.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 28, 2008, we issued 400,000 shares to Donald Mayer for payment of insurance premiums of $32,585.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the years ended December 31, 2007 and 2006.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 891,062	$ 392,633
Total current assets	1,421,689	584,217
Total assets	4,465,572	2,746,390
Total current liabilities	1,125,973	579,398
Total liabilities	1,125,973	579,398
Accumulated deficit	(13,173,104)	(14,049,333)
Total stockholders’ equity	$ 3,339,599	$ 2,166,992

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 10,711,770	$ 4,299,681
Cost of sales	364,482	512,594
Gross profit	10,347,288	3,787,086
Total operating expenses	10,208,397	3,867,936
Net income (loss) from continuing operations	138,891	(80,850)
Total other income (expense)	137,338	(945,583)
Income tax provision (benefit)	(600,000)	–
Net income (loss)	$ 876,228	$ (1,026,433)
Net earnings (loss) per share from continuing operations	$ 0.01	$ (0.03)
Net earnings (loss) per share	$ 0.02	$ (0.03)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Executive Overview

Pacific WebWorks, Inc. enjoyed a record year in 2007.  Revenues of $10,711,770 for the year ended December 31, 2007 (“2007") amounted to 250% of revenues of $4,299,681 for the year ended December 31, 2006 (“2006") and represented a record for annual revenues for the company.  Additionally, the company generated record net income of $876,228 for 2007 due in large part to a one-time $600,000 recognition of a tax benefit.  Earnings from continued operations of $276,228 also represented an earnings record.  The increase in net income was an improvement from a net loss of $1,026,433 for the previous year ended.  Earnings per share for 2007 increased to $0.02 per share, up from a loss per share of $0.03 for 2006.  Cash provided by operating activities increased by in excess of $1.1 million for 2007 over 2006.

Pacific WebWorks introduced several new product offerings during the year and will release additional new offerings throughout 2008. We have further developed our marketing system and are actively seeking to expand the marketing of our technologies and products complimentary to our technologies.

In February of 2008 we moved into new offices at 230 West 400 South, Salt Lake City, Utah.  These offices will facilitate our growth over the next several years and have enabled us to better functionalize our operations.

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

We expect to see continued growth through 2008 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to continue these results.  Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

Historically we have relied upon revenues, loans, and equity transactions to fund our operations, but for 2007 we relied mainly upon revenues and proceeds from the sale of stock.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For 2007 our monthly cash outflows were primarily related to selling expenses which totaled $7,151,288 for the year and general and administrative expenses that totaled $2,718,961.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A small portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $10,494 on our books as a current liability as of December 31, 2007.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  These deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

We also record monthly revenues from operating leases.  Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of December 31, 2007 were approximately $22,841 through December 31, 2008.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Results of Operations

Our net revenues increased in 2007 compared to 2006 as a result of our continued marketing activities.  Management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for 2007 compared to 2006 due to the elimination of seminar related expenses incurred under our old marketing methods.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

Total operating expenses increased for 2007 compared to 2006 primarily due to increases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Starting in November 2006 we shifted our focus from nationwide sales events to online marketing strategies and we anticipated that selling expenses would decrease as a percentage of revenues in the short term.  However, selling expenses increased due to increased costs related to our online marketing programs.  While selling expense increase the long term recurring value of the revenues received, versus the one-time upfront sale, more than justifies the increase.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased for 2007 compared to 2006 largely due to an increase in staff and related expenses necessary to facilitate our rapid growth.  Management expects to see increases in general and administrative expenses in the short term consistent with continued increases in customer accounts expected in 2008.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses increased for 2007 compared to 2006 due to the increased expense related to the development of our new product offers.

Total other income for 2007 included interest income earned on certificates of deposit that was offset by interest expense related to a loan payable and the recovery of a previously booked expense.  Other income for 2006 included interest income earned on certificates of deposit and the recovery of a previously booked expense offset by impairment of goodwill related to Intellipay and interest expense related to a loan payable.

Having attained profitability for the year ended December 31, 2007 we booked a one-time estimated tax benefit based upon projected future earnings.  Based upon our accumulated net operating losses, a $600,000 deferred tax asset and related income tax benefit was recorded at year end.

Due to a successful 2007 year showing marked improvement in revenues we recorded net income and income per share for 2007 compared to a net loss and loss per share for 2006.  In addition our net income increased due to a one-time recognition of an income tax benefit of $600,000.

Off-balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,500 per month.  Our total current liabilities at December 31, 2007, included accounts payable of $828,792 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $71,413 were primarily the result of payroll related liabilities, contract seller commissions offset by estimated refunds and factoring obligations.  Deferred revenues of $10,494 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $215,274 and are related to World Commerce Network, LLC.

At the year ended December 31, 2006, we had a promissory note payable of $100,000, with 8% interest per annum, which was due in full on April 30, 2007.  This note was collateralized by our business assets.  In November 2007 we paid the note in full including principal and interest.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management continues to  attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of December 31, 2007, World Commerce Network’s accrued liabilities totaled $59,764 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $65,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

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

Deferred revenue - In the past deferred revenue calculations materially affect our financial results.  In this area cash revenues received for certain product sales, such as revenues from up-front fees, are recognized over the period services are performed.  This requires deferring the immediate recognition of those revenues from eight months to one year and creating a deferred revenue liability account.

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

We performed a goodwill impairment test during 2007 and concluded that was no impairment indicators of good will.  However, we performed a goodwill impairment test during 2006 and concluded there was an impairment indicator of goodwill for Intellipay.  Based upon an analysis of current and forecast cash flows related to our Intellipay operation coupled with a review of valuation multiples in the market we determined that a $1 million impairment of our goodwill related to Intellipay was appropriate and the impairment was recorded at the 2006 year end.

Contingent liabilities - Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at December 31, 2007.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific WebWorks, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

CONTENTS

Report of Registered Independent Public Accounting Firm

21

Consolidated Balance Sheets

22

Consolidated Statements of Operations

23

Consolidated Statements of Stockholders’ Equity

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

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 29, 2008

Member of AICPA, UACPA & Registered with PCAOB

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 392,633	$ 891,062
Receivables
Trade, less allowance for doubtful receivables of
$30,000 in 2006 and $45,975 in 2007	149,584	279,402
Prepaid expenses and other current assets	42,000	166,446
Deferred tax asset	-	84,778

Total Current Assets	584,217	1,421,689

PROPERTY AND EQUIPMENT, NET AT COST	90,683	83,464

RESTRICTED CASH	111,765	487,473
GOODWILL	1,946,253	1,946,253
DEFERRED TAX ASSET	-	515,222
DEPOSITS	13,472	11,472

Total Assets	$ 2,746,390	$ 4,465,572

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 92,468	$ 828,792
Notes payable – current	100,000	-
Accrued liabilities	123,822	71,413
Deferred revenue	27,834	10,494
Current liabilities from discontinued operations	235,274	215,274

Total Current Liabilities	579,398	1,125,973

Total Liabilities	579,398	1,125,973

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000;
issued and outstanding 35,426,895 shares in 2006
and 40,526,895 shares in 2007	35,427	40,527
Additional paid-in capital	16,180,898	16,472,175
Accumulated deficit	(14,049,333)	(13,173,104)

Total Stockholders' Equity	2,166,992	3,339,599

Total Liabilities and Stockholders' Equity	$ 2,746,390	$ 4,465,572

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2007
Revenues
Software, access and license fees	$ 1,234,923	$ 1,250,366
Hosting, gateway and maintenance fees	1,044,309	8,968,344
Training and education	1,222,409	196,556
Merchant accounts, design and other	798,040	296,505
	4,299,681	10,711,770

Cost of sales	512,594	364,482

Gross Profit	3,787,086	10,347,288

Selling expenses	2,323,267	7,151,288
Research and development	250,224	307,490
General and administrative	1,265,041	2,718,961
Depreciation and amortization	29,404	30,657

Total Operating Expenses	3,867,936	10,208,397

Net Income (Loss) From Operations	(80,850)	138,891

Other income (expense)
Interest income	30,862	18,608
Interest Expense	(8,000)	(15,534)
Impairment of Goodwill	(1,000,000)	-
Other income (expense), net	31,555	134,264

Total Other Income (Expense)	(945,583)	137,338

Net income (loss) from continuing operations
before income taxes	(1,026,433)	276,228

Income tax provision/(benefit)	-	(600,000)

NET INCOME (LOSS)	$ (1,026,433)	$ 876,228

Income (loss) from continuing operations
Basic	$ (0.03)	$ 0.01
Fully Diluted	$ (0.03)	$ 0.01

Net income (loss) per share
Basic	$ (0.03)	$ 0.02
Fully Diluted	$ 0.03	$ 0.02

Weighted-average common shares outstanding
Basic	35,426,125	40,526,895
Fully Diluted	35,426,125	49,079,546

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period January 1, 2006 through December 31, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2006	35,426,895	$ 35,427	$16,121,744	$(13,022,900)	$3,134,271

Valuation of Stock Options	-	-	59,154	-	59,154

Net loss for the year ended December 31, 2006	-	-	-	(1,026,433)	(1,026,433)

Balances at December 31, 2006	35,426,895	35,427	16,180,898	(4,049,333)	2,166,992

Issuance of stock for insurance policies	600,000	600	28,694	-	29,473

Issuance of common stock for cash	3,500,000	3,500	171,500	-	175,000

Issuance of stock for consulting services	1,000,000	1,000	49,000	-	50,000

Valuation of stock options	-	-	42,083	-	42,083

Net Income for year ended December 31, 2007	-	-	-	876,228	876,228

Balances at December 31, 2007	40,526,895	$ 40,527	$16,472,175	$(13,173,105)	$3,339,599

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2006	2007

Cash Flows From Operating Activities
Net earnings (loss)	$ (1,026,433)	$ 876,228

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	29,404	30,657
Stock issued for services	-	79,473
Valuation of stock options	59,154	42,083
Bad debt expense	192,500	201,269
Impairment of Goodwill	1,000,000	-
Changes in assets and liabilities
Deferred tax asset	-	(600,000)
Receivables	(73,082)	(321,793)
Prepaid expenses and other assets	108,324	(122,446)
Accounts payable and accrued liabilities	(3,041)	654,442
Deferred revenue	(651,372)	(17,340)

Net cash provided (used) by operating activities	(364,546)	822,574

Cash Flows from Investing Activities
Purchases of property and equipment	(39,048)	(23,438)
Cash on reserve with bank (Restricted Cash)	51,707	(375,708)

Net cash provided (used) by investing activities	12,659	(399,145)

Cash Flows from Financing Activities
Payment of note payable	-	(100,000)
Proceeds on issuance of stock	-	175,000
	-	-
Net cash provided by financing activities	-	75,000

Net increase/(decrease) in cash and cash equivalents	(351,887)	498,429

Cash and cash equivalents at beginning of period	744,520	392,633

Cash and cash equivalents at end of period	$ 392,633	$ 891,062

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	1,200
Non-cash financing activities:	-	-
Stock issued for services	-	50,000
Stock issued for insurance	-	29,473

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.  On July 31, 2007 the Company formed Pacific WebWorks International, LTD, a United Kingdom limited company.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., and World Commerce Network, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The operations of World Commerce Network, LLC have been discontinued. On July 31, 2007 the Company formed Pacific WebWorks International, LTD, a United Kingdom limited company.  We are in the process of forming Pacific WebWorks GmbH, an Austrian company. Neither of these companies are currently operating.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

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

December 31, 2007

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

December 31, 2007

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for December 31, 2007 and 2006 was $307,490 and $250,224 respectively.

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

December 31, 2007

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

Capital Structure

The Company has 50,000,000 shares authorized of voting common stock with 40,526,895 issued and outstanding.

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

December 31, 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock  method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 7,822,651 related to options were excluded from the calculation of diluted loss per share for the period ended December 31, 2006 because their effects were anti-dilutive.  Potentially issuable common shares totaling 8,552,651 related to options were included in the calculation of diluted earnings per share for the period ended December 31, 2007.

The following is the calculation for weighted average common shares used in basic earnings (loss) from continuing operations per share:

	Year ended December 31,
	2006	2007

Income (loss) (numerator)	$ (1,026,433)	$ 76,228
Weighted average shares outstanding (denominator)	35,426,125	40,526,895
Per share amount	$ (0.03)	$ 0.01

The following is the calculation for weighted average common shares used in basic net earnings (loss) per share:

	Year ended December 31,
	2006	2007

Income (loss) (numerator)	$ (1,026,433)	$ 876,228
Weighted average shares outstanding (denominator)	35,426,125	40,526,895
Per share amount	$ (0.03)	$ 0.02

The following is the calculation for weighted average common shares used in the fully diluted earnings (loss) from continuing operations per share:

	Year ended December 31,
	2006	2007

Income (loss) (numerator)	$ (1,026,433)	$ 276,228
Weighted average shares outstanding including shares related to options (denominator)	35,426,125	49,079,546
Per share amount	$ (0.03)	$ 0.01

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

The following is the calculation for weighted average common shares used in the fully diluted net earnings (loss) per share:

	Year ended December 31,
	2006	2007

Income (loss) (numerator)	$ (1,026,433)	$ 876,228
Weighted average shares outstanding including shares related to options (denominator)	35,426,125	49,079,546
Per share amount	$ (0.03)	$ 0.02

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31,		Estimated Useful
	2006	2007	Life (years)

Computer Equipment	$ 365,908	$ 368,285	3-5
Equipment	158,222	170,401	2-10
Software	102,711	111,976	1-3
Furniture and Fixtures	89,567	89,567	3-10
Leasehold Improvements	5,897	5,514	Lesser of Lease or Useful Life
	722,305	745,744
Less Accumulated Depreciation	(631,623)	(662,280)
	$ 90,683	$ 83,464

Depreciation expense for the years ended December 31, 2007 and 2006 was $30,657 and $29,404, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following

:	December 31,
	2006	2007
Payroll related liabilities	$ 49,560	$ 85,329
Sales contractor commissions	1,419	3,564
Contingent reseller commissions	-
Operating lease in default	91,522	-
Refunds and factor	(20,019)	(20,019)
Income tax payable	900	2,100
Other	440	440
	$ 123,822	$ 71,413

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 4 – OPERATING LEASE REVENUES

During the year ended December 31, 2006, certain customers of TradeWorks, a subsidiary of the Company, entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2007 are as follows:

Through December 31,
2008	$ 22,841
2009	-
2010	-
Thereafter	-
$ 22,841

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk.

NOTE 5 – NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE

On December 27, 2005, the Company entered into a Promissory Note agreement for $100,000.  The note interest was at 8% per annum, and is due in full including principal and interest on April 30, 2008.  The note is collateralized by the Company’s business assets.  The Company paid the note in full including principal and interest in November 2007.

NOTE 6 – STOCK HOLDERS’ EQUITY

Stock Issuance

In November 2007, the company issued a total of 3,500,000 shares of its common stock to two separate companies for $175,000 in cash as a private offering.

During February and June 2007, the Company issued 350,000 and 250,000 shares of its common stock for payment of $17,500 and $11,973 related to insurance premiums.

During November 2007, the Company issued 1,000,000 shares of its common stock for payment of $50,000 related investor relations consulting services.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2007.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 6 – STOCK HOLDERS’ EQUITY - CONTINUED

Information with respect to the Company’s stock options follows:

			Weighted-average
	Stock options	Exercise price	exercise price
Outstanding at December 31,2005	6,797,651	$0.07-$0.87	$0.28
Granted	1,230,000	$0.048	$0.048
Exercised	-	-	-
Forfeited	205,000	$0.07-$0.23	$0.08
Outstanding at December 31, 2006	7,822,651	$0.048-$0.87	$0.25
Granted	1,540,000	$.061	$.061
Exercised	-	-	-
Forfeited	810,000	$0.048-$.087	$0.22
Outstanding at December 31, 2007	8,552,651	$0.048-$0.87	$0.23

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ,which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant, $59,154 and $42,083 was recognized for the year ended December 31, 2006 and 2007 respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2007
Five Year Risk Free Interest Rate	4.85%	3.90%
Dividend Yield	0%	0%
Volatility	120%	135%
Average Expected Term (Years to Exercise)	5	5

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 6 - STOCKHOLDERS’ EQUITY  - CONTINUED

Employee stock options outstanding and exercisable under this plan as of December 31, 2007 are:

Options outstanding
			Weighted-
	Number	Weighted-average	average remaining
Exercise price	Outstanding	exercise price	contractual life (years)
0.87	40,151	0.87	3
0.75	1,562,500	0.75	3.25
0.23	1,120,000	0.23	.75
0.14	320,000	0.14	.50
0.12	1,620,000	0.12	2.50
0.07	1,360,000	0.07	1.50
0.048	1,045,000	0.048	3
0.061	1,485,000	0.061	4.75
	8,552,651
Options exercisable
			Weighted-
	Number	Weighted-average	average remaining
Exercise price	Exercisable	exercise price	contractual life (years)
0.87	40,151	0.87	3
0.75	1,562,500	0.75	3.25
0.23	1,120,000	0.87	0.75
0.14	320,000	0.14	.50
0.12	1,620,000	0.12	2.50
0.07	1,360,000	0.07	1.50
.048	1,045,000.048		3
0.061	742,500	0.061	4.75
	7,810,151

The Company had 1,230,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.048.  At December 31, 2007 the Company had 742,500 non vested options.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 7 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2006 and December 31, 2007:

	December 31,	December 31,
	2006	2007
	World	World
	Commerce	Commerce
	Network, LLC	Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	171,264	151,264
Total current liabilities	$ 235,274	$ 215,274

Net current liabilities	$ 235,274	$ 215,274

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2006 and December 31, 2007 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 7 – DISCONTINUED OPERATIONS - CONTINUED

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2006 and December 31, 2007 representing its estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

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

The Company is not aware of any legal proceedings related to this lease and believes there is only a very remote chance of any action being taken.  Accordingly, during December 2007 the Company recovered this $91,500 to other income

NOTE 8 – COMMITMENTS

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

Operating Leases

The Company had a month to month lease in 2007 for 8,080 square feet of commercial business office space at $8,080 per month plus parking.  Rent expense in 2006 and 2007 was $133,762 and $105,185 respectively.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 9 - INCOME TAXES

The Companies utilize the liability method of accounting for income taxes for earnings of the Company. Income taxes (benefit) for the Company consist of the following:

	12/31/2006	12/31/2007
Current
Federal	$ -	$ -
State	$ -	$ -
Deferred
Change in deferred tax asset	$ (89,330)	$ (83,858)
Change in valuation allowance	$ 89,330	$ (516,142)
Income tax expense/(benefit)	$ -	$ (600,000)

Reconciliation of income taxes computed at the federal statutory rate and income tax expenses are as follows:

	12/31/2006	12/31/2007
Federal income taxes at statutory rate	$ (348,987)	$ 93,918
State income taxes net of federal benefit	$ (813)	$ 9,182
Change in the Valuation Allowance	$ (89,330)	$ (516,143)
Non-deductible Goodwill Impairment	$ 340,000	$ -
Net Operating Loss Carryforward	$ 99,130	$ (186,956)
Total	$ -	$ (600,000)

Deferred taxes consist of the following:

Current
Allowance for doubtfull accounts	$ 11,190	$ 11,190
Deferred expenses	$ 28,923	$ (1,011)
Net operating loss carryforwards	$ -	$ 74,600
Total Current	$ 40,113	$ 84,779

Long Term
Net operating loss carryforwards	$ 3,484,005	$ 3,525,420
Capital loss carryforwards	$ 219,530	$ 219,530
Excess book depreciation and amortization	$ 52,784	$ 50,560
Total Long-Term	$3,756,319	$ 3,795,510

Less Valuation Allowance	$ (3,796,432)	$ (3,280,290)

Net Tax Assets	$ -	$ 600,000

During the current year the Company incurred net income. The Company recorded a net deferred tax asset and income tax benefit in the financial statements due to the net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits was established. Prior to 2007, since inception of the Company, management was unable to project when the Company would be in a position to utilize its net operating loss carryforwards.  Having now attained profitability the Company has

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 9 - INCOME TAXES - CONTINUED

booked an estimated tax benefit based on projected future earnings.  Based on an analysis of the Company’s net operating losses, a $600,000 deferred tax asset and related income tax benefit was recorded. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to $600,000. The decrease in the valuation allowance was $516,143 for the year ended December 31, 2007.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $9,600,000 and $10,200,000 respectively, expiring through 2027. As of

December 31, 2007 the Company had a federal capital loss carryforward for tax reporting purposes of approximately $650,000 expiring in 2008 related to goodwill from the sale of a subsidiary company in 2003.

NOTE 10 - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:

Year ended	Pacific		Trade	Fund-	Discontinued
December 31, 2006[a]	WebWorks	Intellipay	Works	Works	Operations[b]

Revenues, net	$ 1,414,728	$ 533,577	$ 2,754,769	$ 340,117	$ -

Net income (loss)	$ (1,303,472)	$ 141,927	$ 143,232	$ (3,563)	$ -

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Year ended	Pacific		Trade	Fund-	Discontinued
December 31, 2007[a]	WebWorks	Intellipay	Works	Works	Operations[b]

Revenues, net	$ 9,483,517	$ 566,527	$ 541,466	$ 120,260	$ -

Net income (loss)	$ 1,829,594	$ 203,168	$ (1,811,727	$ 35,193	$ 20,000

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 11 – SUBSEQUENT EVENTS

On January 28, 2008, the Company issued 400,000 shares of the Company’s common stock for payment of $32,585 related to insurance premiums.

On January 1, 2008 we entered into employment agreements with Kenneth W. Bell, Christian R. Larsen and R. Brett Bell.  Kenneth Bell was employed as the Chief Executive Officer of Pacific WebWorks with a salary of $120,000 a year and will devote 80% of his working time to the business of the company.  Mr. Larsen was employed as the President of Pacific WebWorks with a salary of $96,000 per year and will devote 100% of his working time to the business of the company.  R. Brett Bell was employed as the Vice-President of Finance of Pacific WebWorks with a salary of $85,000 per year and will devote 100% of his working time to the business of the company.  The employment agreements terminate on December 31, 2

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change or disagreement with our independent registered public accounting firm during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance  with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position Held	Director Term of Office
Christian R. Larsen	33	President and Director	April 1999 until next annual meeting.
Kenneth W. Bell	58	Chairman of the Board, Chief Executive Officer, Treasurer, and Director	January 2001 until next annual meeting.
R. Brett Bell	32	Secretary and Controller

Christian R. Larsen - Mr. Larsen currently serves as our President and he served as our Chief Executive Officer from April 1999 through January 2001.  Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks.  He has over ten years experience providing computer consulting and business management services.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2007, and representations that Forms 5 were not required, we believe such forms were filed in a timely manner.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, Messrs. Kenneth Bell and Christian Larsen, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the years ended December 31, 2007 and 2006.

Name and				Option
Principal Position	Year	Salary ($)	Bonus ($)	Awards (1) ($)	Total ($)

Kenneth W. Bell	2007	116,583	74,834	16,775	208,192
CEO	2006	100,625	6,250	9,600	116,475

Christian R. Larsen	2007	91,583	70,666	15,250	177,499
President	2006	77,041	5,750	8,400	91,191

R. Brett Bell	2007	80,698	66,500	13,725	160,923
Secretary	2006	67,041	5,250	7,200	79,491

(1)

Value of options granted (See “Outstanding Equity Awards” below) are computed in accordance with FAS 123R.

Employment Contracts

On January 1, 2008 we entered into employment agreements with Kenneth W. Bell, Christian R. Larsen and R. Brett Bell.  Kenneth Bell was employed as the Chief Executive Officer of Pacific WebWorks with a salary of $120,000 a year and will devote 80% of his working time to the business of the company.  Mr. Larsen was employed as the President of Pacific WebWorks with a salary of $96,000 per year and will devote 100% of his working time to the business of the company.  R. Brett Bell was employed as the Vice-President of Finance of Pacific WebWorks with a salary of $85,000 per year and will devote 100% of his working time to the business of the company.  The employment agreements terminate on December  31, 2009.  The remaining material terms of the employment agreements are identical as described below.

Each year the salary for each executive officer shall be increased annually at a rate determined by the board of directors or in the amount of 6%.  Each executive is entitled to yearly cash bonuses as determined by the board of directors, along with vacation time, health and medical insurance, participation in retirement, pension, profit sharing or other plans approved by the board.  Each executive agreed not to disclose company confidential information to third parties.  If the executive officer resigns his position, he will be entitled to only compensation for services rendered.  The company may terminate his employment for cause; but if his employment is terminated other than for cause, then he will receive a lump sum payment of three times his salary and incentive compensation within 30 days of the termination.  Upon termination each executive shall have continued coverage under the insured employee benefit plan.  Each executive promised to not release any proprietary information about the company for a period of two years after his termination of employment.

In the event the executive officer’s employment is terminated due to a change in control of the company, as defined in the agreement, then he will receive three times the average sum of amounts paid to him for salary, bonus and profit sharing for the five fiscal years immediately preceding the date of change in control.  If the executive suffers disability for a period of more than nine consecutive months while employed, then he is entitled to one-half of his salary for an 18 month period.  If the disability continues for an 18 month consecutive period, then the company may terminate the employment agreement.  If the executive officer dies during his employment, then the company will pay one year’s salary and incentives to his estate.  Each executive is entitled to request by written notice that any shares he holds be registered, subject to itemized limitations in the employment agreement, when the company files certain registration statements.

Retirement Benefits or Other Arrangements

We offer a SIMPLE IRA plan to our full time employees, including our executive officers.  This plan provides that each employee may elect to contribute to an individual retirement plan through salary reduction contributions.  During the year ended December 31, 2007 the company did not contribute to a retirement plan for an executive officer.

We have described above the agreements we have entered into with our named executive officers regarding resignation, retirement or other termination following a change in control.

Outstanding Equity Awards

The following table shows the outstanding equity awards of our named executive officers at December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Kenneth W. Bell	37,878 600,000 50,000 300,000 250,000 275,000 200,000 137,500 –	– – – – – – – – 137,500	– – – – – – – – 137,500	$ 0.87 0.75 0.14 0.225 0.07 0.12 0.048 0.061 0.061	1/31/2011 4/4/2011 7/23/2007 10/2/2008 10/20/2009 10/7/2010 10/9/2011 10/12/2012 10/12/2012

Christian R. Larsen	325,000 50,000 275,000 250,000 250,000 175,000 125,000 –	– – – – – – – 125,000	– – – – – – – 125,000	$ 0.75 0.14 0.225 0.07 0.12 0.048 0.061 0.061	4/4/2011 7/23/2007 10/2/2008 10/20/2009 10/7/2010 10/9/2011 10/12/2012 10/12/2012

R. Brett Bell	2,273 35,000 35,000 100,000 175,000 225,000 150,000 112,500 –	– – – – – – – – 112,500	– – – – – – – – 112,500	$ 0.87 0.75 0.14 0.225 0.07 0.12 0.048 0.061 0.061	1/31/2011 4/4/2011 7/23/2007 10/2/2008 10/20/2009 10/7/2010 10/9/2011 10/12/2012 10/12/2012

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	8,552,651	$ 0.23	1,447,349
Total	8,552,651	$0.23	1,447,349

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

On October 12, 2007 we issued options to purchase 1,540,000 shares of common stock pursuant under our 2001 Equity Incentive Plan.  The stock options have an exercise price of $0.061 per share and expire five years from the date of issuance.  One half of the options vested upon grant and the other half vest six months from the date grant.

As of December 31, 2007, the board of directors has granted under the plan options to acquire an aggregate of 8,552,651 shares of common stock with exercise prices ranging from $0.048 to $0.87 per share.  The options vest periodically through October 2010 and expire through October 2012.  This plan continues in effect until March 8, 2011, unless terminated by the board of directors.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of a person or group who beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 41,001,895 shares of common stock outstanding as of March 11, 2008, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Christian R. Larsen 230 West 400 South 1st Floor Salt Lake City, Utah 84101	2,365,500 (1)	5.76
Kenneth W. Bell 230 West 400 South 1st Floor Salt Lake City, Utah 84101	2,205,189 (2)	4.90
R. Brett Bell 230 West 400 South 1st Floor Salt Lake City, Utah 84101	874,031 (3)	2.26
All executive officers and directors as a group	5,344,720	12.32

(1)

Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate and options to purchase 1,575,000 shares.

(2)

Represents 217,311 shares and options to purchase 1,987,878 shares.

(3)

Represents 1,758 shares and options to purchase 947,273 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

We have not engaged in any transactions since the beginning of our last fiscal year involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

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

	2007	2006
Audit fees	$ 10,983	$ 11,148
Audit-related fees	0	0
Tax fees	4,046	4,044
All other fees	$ 0	$ 0

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

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.1

Pacific WebWorks, Inc. 2001 Equity Incentive Plan (Incorporated by reference to exhibit 4.1 to Form S-8, effective May 26, 2006)

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007

10.2

Lease Agreement between Pacific WebWorks, Inc. and Development Specialties, Inc., dated February 1, 2008

10.3

Form of employment agreement for executive officers, dated January 1, 2008 (Incorporated by reference to exhibit 10.4 for Form 10-KSB, filed April 2, 2007)

21.1

Subsidiaries of Pacific WebWorks (Incorporated by reference to exhibit 21.1 to Form 10-QSB, filed August 14, 2007)

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PACIFIC WEBWORKS, INC.

By:     /s/ Christian R. Larsen

Christian R. Larsen, President

Date:  March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Christian R. Larsen

Christian R. Larsen

President and Director

Date:  March 27, 2008

By:    /s/ Kenneth W. Bell

Kenneth W. Bell

Chief Executive Officer, Treasurer,

Principal Financial and Accounting Officer,

and Chairman of the Board

Date:  March 27, 2008

By:    /s/ R. Brett Bell

R. Brett Bell

Secretary and Controller

Date:  March 27, 2008