Form 10-Q
period 2008-03-31
PACIFIC WEBWORKS INC
filed 2008-05-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0627910 (I.R.S. Employer Identification No.)
230 West 400 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

(801) 578-9020

(Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X ]

The number of shares outstanding of the registrant’s common stock was as of May 6, 2008 was 41,001,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Consolidated Balance Sheets

3

             Consolidated Statements of Operations

4

             Consolidated Statements of Cash Flows

5

             Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 6.  Exhibits

23

Signatures

24

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2007	2008
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 891,062	$ 1,119,823
Receivables
Trade, less allowance
for doubtful receivables of
$45,975 in 2007 and
$30,000 in 2008	279,402	245,776
Prepaid expenses and other current assets	166,446	169,441
Deferred Tax Asset	84,778	65,411
Total current assets	1,421,689	1,600,451

PROPERTY AND EQUIPMENT, NET AT COST	83,464	96,155

RESTRICTED CASH	487,473	569,838
GOODWILL	1,946,253	1,946,253
DEFERRED TAX ASSET	515,222	515,222
DEPOSITS	11,472	21,970
Total Assets	$ 4,465,572	$ 4,749,889

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	828,792	1,053,838
Notes payable - Current	-	-
Accrued liabilities	71,413	84,399
Deferred revenue	10,494	14,484
Current liabilities from discontinued operations	215,274	215,274
Total current liabilities	1,125,973	1,367,996

Total liabilities	1,125,973	1,367,996

Commitments	-	-

STOCKHOLDERS’ EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 40,526,895 shares
in 2007 and 41,001,895 shares in 2008	40,527	41,002
Additional paid-in capital	16,472,175	16,508,985
Prepaid Expenses		(32,585)
Accumulated deficit	(13,173,104)	(13,135,510)

Total stockholders' equity	3,339,599	3,381,893

	$ 4,465,572	$ 4,749,889

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2007	2008
Revenues
Software, access and license fees	$ 218,859	$ 227,886
Hosting, gateway and maintenance fees	1,104,070	2,887,394
Training and education	63,495	-
Merchant accounts, design and other	121,331	10,754
	1,507,755	3,126,034
Cost of sales	138,067	34,371

Gross profit	1,369,688	3,091,663

Selling expenses	978,031	2,278,363
Research and development	67,612	80,630
General and administrative	440,011	687,482
Depreciation and amortization	7,379	8,088
Total operating expenses	1,493,033	3,054,563

Net income (loss) from operations	(123,345)	37,100

Other income (expense)
Interest income	4,472	4,855
Interest Expense	(2,000)	-
Other income (expense), net	7,758	15,006
Total other Income (Expense)	10,230	19,861
Net income (loss) from continuing operations
before income taxes	(113,115)	56,961

Income Tax Expense	-	19,367

NET INCOME (LOSS)	$ (113,115)	$ 37,594

Income (Loss) from continuing operations
Basic	$ (0.00)	$ 0.00
Fully Diluted	$ (0.00)	$ 0.00
Net Income (Loss) per share
Basic	$ (0.00)	$ 0.00
Fully Diluted	$ (0.00)	$ 0.00

Weighted-average common shares outstanding
Basic	35,513,625	41,001,895
Fully Diluted	35,513,625	49,479,546

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	three months ended
	March 31,
	2007	2008

Cash Flows From Operating Activities
Net earnings (loss)	$ (113,115)	$ 37,594
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	7,379	8,088
Bad debt expense	107,126	-
Changes in assets and liabilities
Deferred tax asset	-	19,367
Receivables	(160,490)	33,626
Prepaid expenses and other assets	(8,445)	(13,493)
Accounts payable and accrued liabilities	528,088	238,033
Notes Payable
Deferred revenue	37,931	3,990
Net cash provided (used) by operating activities	398,474	327,205

Cash flows from investing activities
Purchases of property and equipment	(655)	(20,779)
Cash on reserve with bank (Restricted Cash)	(9,789)	(82,365)

Net cash (used) by investing activities	(10,444)	(103,144)

Cash flows from financing activities
Proceeds on issuance of stock	-	4,700.

Net cash provided by financing activities	-	4,700

Net increase (decrease) in cash and cash equivalents	388,031	228,761

Cash and cash equivalents at beginning of period	392,633	891,062

Cash and cash equivalents at end of period	$ 780,664	$ 1,119,823

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	$ -	$ 1,200
Non-cash financing activities:	$ -	$ -
Stock issued for insurance	$ 17,500	$ -

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Restricted Cash

Restricted cash includes cash maintained in a reserve account with the Companies merchant bank in connection with the Companies acceptance of credit card payment for its services.

Goodwill
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the three months ended March 31, 2007 and 2008 was $67,612 and $80,630 respectively.

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

Capital Structure

The Company has 50,000,000 shares authorized of voting common stock with 41,001,895 issued and outstanding.

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share.  Potentially issuable common shares totaling 7,822,651 related to options were excluded from the calculation of diluted loss per share for the period ended March 31,

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

2007 because their effects were anti-dilutive.  Potentially issuable common shares totaling 8,477,651 related to options were included in the calculation of diluted earnings per share for the period ended March 31, 2008.

The following is the calculation for weighted average common shares used in basic net earnings (loss) per share:

	Period ended March 31,
	2007	2008

Income (loss) (numerator)	$ (113,115)	$ 37,594
Weighted average shares outstanding (denominator)	35,513,625	41,001,895
Per share amount	$ (0.00)	$ 0.00

The following is the calculation for weighted average common shares used in the fully diluted net earnings (loss) per share:

	Period ended March 31,
	2007	2008

Income (loss) (numerator)	$ (113,115)	$ 37,594
Weighted average shares outstanding including shares related to options (denominator)	35,513,625	49,479,546
Per share amount	$ (0.00)	$ 0.00

NOTE 2 – OPERATING LEASE REVENUES

During the years 2005 and 2006, certain customers of TradeWorks entered into operating lease agreements that were assigned to FundWorks to purchase e-commerce software and merchant accounts over 24 to 36 months for $59.95 per month.  The leases are non-cancelable and related revenue is recorded monthly as earned.

Future annual minimum lease receipts for FundWorks operating leases as of March 31, 2008 are as follows:

Through March 1,
2009	$ 5,395.50
2010	-
2011	-
Thereafter	-
$ 5,395.50

Collectability of future minimum lease receipts cannot be assured as the customers placed in operating leases are of a higher credit risk.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

 (Unaudited)

NOTE 3 - STOCKHOLDERS’ EQUITY

Stock Issuance

During January 2008, the Company issued 400,000 shares of its common stock for payment of $32,585 related to insurance premiums.  The term of the policy coverage is August 2007 thru August 2008.  The Company will be recognizing the expense over the term of the policy on a straight-line basis.

During January 2008, a former employee of the Company exercised vested options.  The Company issued 75,000 shares of its common stock for payment of $4,700.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of March 31, 2008.

Information with respect to the Company’s stock options follows:

			Weighted-average
	Stock options	Exercise price	exercise price

Outstanding at December 31, 2006	7,822,651	$0.048 - $0.87	$0.25
Granted	1,540,000	$.061	$.061
Exercised	-	-	-
Forfeited	810,000	$0.048 - $0.087	$0.22

Outstanding at December 31, 2007	8,552,651	$0.048 - $0.87	$0.23
Granted	-	-	-
Exercised	75,000	$0.048 - $0.07	$0.06
Forfeited	-	-	-

Outstanding at March 31, 2008	8,477,651	$0.048 - $0.87	$0.23

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 3 - STOCKHOLDERS’ EQUITY - CONTINUED

Employee stock options outstanding and exercisable under this plan as March 31, 2008 are:

Options outstanding
Exercise price	Number Outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87	40,151	0.87	2.75
0.75	1,562,500	0.75	3
0.23	1,120,000	0.23	.50
0.14	320,000	0.14	.25
0.12	1,620,000	0.12	2.25
0.07	1,310,000	0.07	1.25
0.048	1,020,000	0.048	2.75
0.061	1,485,000	0.061	4.50
	8,477,651
Options exercisable
Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87	40,151	0.87	3
0.75	1,562,500	0.75	3
0.23	1,120,000	0.87	0.50
0.14	320,000	0.14	.25
0.12	1,620,000	0.12	2.25
0.07	1,310,000	0.07	1.25
.048	1,020,000.048		2.75
0.061	742,500	0.061	4.50
	7,735,151

The Company had 742,500 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.061.  At March 31, 2008 the Company had 742,500 non-vested options.

During the three month period ended March 31, 2007 and 2008, the Company received $0 and $4,700 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company has historical net operating loss carry forwards.

Pacific WebWorks, Inc. and Subsidiarie s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 4 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2007 and March 31, 2008:

	December 31, 2007	March 31, 2008
	World Commerce Network,LLC	World Commerce Network,LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	151,264	151,264
Total current liabilities	$ 215,274	$ 215,274

Net current liabilities	$ 215,274 .	$ 215,274

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2007 and March 31, 2008 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2007 and March 31, 2008 representing its estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 5 – COMMITMENTS

Operating Leases

The Company has entered into a 5 year lease in 2008 for approximately 8,000 square feet of commercial business office space at $10,500 per month in the first year, escalating by approximately $350-$375 monthly at the beginning of each new lease year.  The following is a schedule of future minimum lease payments under the operating lease agreement:

Year March 31,	Lease Commitment
2009	$108,387
2010	$130,500
2011	$135,000
2012	$139,200
2013	$143,400

The Company records rent on a straight line basis over the life of the lease in accordance with FTB 85-3.

Rent expense for the quarters ending March 31, 2008 and March 31, 2007 was $30,507 and $26,190, respectively.

Other matters

The Company is involved in other various disputes and legal claims in the normal course of business.  It is not possible to state the ultimate liability, if any, in these matters.  In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 6 - SEGMENT REPORTING

Segment reporting by business unit follows:

Three months ended	Pacific		Trade	Fund	Discontinued
March 31, 2007[a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 1,134,923	$ 126,780	$ 198,998	$ 47,054	$ -
Net income (loss)	$ 16,469	$ 35,366	$ (186,027)	$ 25,644	$ -

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended	Pacific		Trade	Fund	Discontinued
March 31, 2008[a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 2,988,171	$ 128,723	$ 807	$ 8,333	$ -
Net income (loss)	$ 198,270	$ 85,774	$ (250,089)	$ 3,639	$ -

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2008 we enjoyed a significant increase in revenues and profits over the first quarter of 2007.  Our financial strength continues to improve with increased liquidity and no long term debt.

Challenges continue to revolve around dealing with our rapid growth, in particular as it relates to retaining sufficient credit card processing capabilities.  Our major challenges continue to revolve around the unreasonable and unrealistic requirements of credit card associations in respect to Internet related transactions.  We are in the process of implementing a long term solution that should ease these difficulties.  We expect the implementation of this process to be completed during the second quarter of 2008.

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

Liquidity and Capital Resources

Historically we have relied upon revenues, loans, and equity transactions to fund our operations, but for the year ended December 31, 2007 we relied mainly upon revenues and proceeds from the sale of stock.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For the three month period ended March 31, 2008 (the “2008 first quarter”) our monthly cash outflows were primarily related to selling expenses which totaled $2,278,363 and general and administrative expenses that totaled $687,482.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A small portion of our revenues are comprised of deferred revenue that we recognized over the year.  We carried deferred revenue of $14,484 on our books as a current liability as of March 31, 2008.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  These deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

We also record monthly revenues from operating leases.  Certain customers of TradeWorks Marketing entered into operating leases to purchase e-commerce software and merchant account agreements that were assigned by TradeWorks Marketing to FundWorks.  The customers pay $59.95 per month for the operating lease agreement and the agreements have terms over 24 to 36 months and are non-cancelable.  Related revenues are recorded monthly as earned.  The future annual minimum lease receipts for FundWorks’ operating leases as of March 31, 2008 were approximately $5,395 through March 31, 2009.  Collectability of future minimum lease receipts cannot be assured because the customers placed in these operating leases have a higher credit risk.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three month periods ended March 31, 2008 and 2007.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

Comparison of 2007 and 2006 Three Month Period Operations
	Three month period ended March 31,
	2008	2007
Revenues, net	$ 3,126,034	$ 1,507,755
Cost of sales	34,371	138,067
Gross profit	3,091,663	1,369,688
Total operating expenses	3,054,563	1,493,033
Net income (loss) from operations	37,100	(123,345)
Total other income (expense)	19,861	10,230
Income tax expense	19,367	–
Net income (loss)	37,594	(113,115)
Net earnings (loss) per share	$ 0.00	$ (0.00)

Our net revenues increased for the 2008 first quarter as compared to the three month period ended March 31, 2007 (the “2007 first quarter”) as a result of our continued marketing activities.  Management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for the 2008 first quarter compared to 2007 first quarter due to the reclassification of certain expenses as selling expense.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

Total operating expenses increased for 2008 first quarter compared to 2007 first quarter primarily due to increases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Selling expenses increased from $978,031 for the 2007 first quarter to $2,278,363 for the 2008 first quarter.  The increase was primarily due to increased costs related to our online marketing programs.  While selling expense increased the long term recurring value of the revenues received, versus the one-time upfront sale, more than justifies the increase.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased from $440,011 for the 2007 first quarter to $687,482 for the 2008 first quarter.  This increase was largely due to an increase in staff and related expenses necessary to facilitate our rapid growth.  Management expects to see increases in general and administrative expenses in the short term consistent with continued increases in customer accounts expected in the next twelve months.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses increased from $67,612 for the 2007 first quarter to $80,630 for the 2008 first quarter.  The increase was due to the increased expense related to the development of our new product offers.

Total other income for the 2008 first quarter included interest income earned on certificates of deposit and miscellaneous income for the recovery of a previously booked expense.  Total other income for the 2007 first quarter included interest income earned on certificates of deposit and the recovery of a previously booked expense; offset by interest expense related to a loan payable.

Due to a successful 2008 first quarter showing marked improvement in revenues we recorded net income for the 2008 first quarter compared to a net loss for the 2007 first quarter.

Balance Sheet - the following chart is a summary of our balance sheet.

Summary Balance Sheet Comparison
	Three month period ended March 31, 2008	Year ended Dec. 31, 2007
Cash and cash equivalents	$ 1,119,823	$ 891,062
Total current assets	1,600,451	1,421,689
Total assets	4,749,889	4,465,572
Total current liabilities	1,367,996	1,125,973
Total liabilities	1,367,996	1,125,973
Accumulated deficit	(13,135,510)	(13,173,104)
Total stockholders’ equity	$ 3,381,893	$ 3,339,599

Total assets increased at March 31, 2008 as compared to December 31, 2007 primarily as a result of an increase in cash.  At March 31, 2008 total liabilities increased slightly compared to the 2007 year end primarily as a result of increases in accounts payable related to our online marketing budget.  Our accumulated deficit decreased at March 31, 2008 as a result of posting net income for the 2008 three month period.

Off-balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,500 per month.  Our total current liabilities at March 31, 2008, included accounts payable of $1,053,838 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $84,399 were primarily the result of payroll related liabilities, contract seller commissions offset by estimated refunds and factoring obligations.  Deferred revenues of $14,484 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $215,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management continues to  attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of March 31, 2008, World Commerce Network’s accrued liabilities totaled $151,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $64,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at March 31, 2008.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance  with generally accepted accounting principles.  Our process of internal control over financial reporting is designed to provide reasonable assurance of achieving the following policies and procedures:

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

Our management has determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

We have a history of losses and could incur future losses.

In the past we have been unable to fund our day-to-day operations from revenues alone and have recorded net losses.  However, for the 2008 first quarter and the year ended December 31, 2007, we recorded net income from continuing operations.  We anticipate revenue from operations and equity transactions will fund our growth and operations for the next twelve months; however, we cannot assure you that we will be able to maintain profitability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2008 we issued 75,000 shares of common stock to Brent Allsop upon exercise of options to purchase 50,000 shares at $0.07 and 25,000 shares at $0.048.  The options were granted under our Incentive Stock Option Plan.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

4.1

Pacific WebWorks, Inc. 2001 Equity Incentive Plan (Incorporated by reference to exhibit 4.1 to Form S-8, effective May 26, 2006)

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007  (Incorporated by reference to exhibit 10.1 for Form 10-K filed March 31, 2008)

10.2

Lease Agreement between Pacific WebWorks, Inc. and Development Specialties, Inc., dated February 1, 2008 (Incorporated by reference to exhibit 10.2 for Form 10-K filed March 31, 2008)

10.3

Form of employment agreement for executive officers, dated January 1, 2008 (Incorporated by reference to exhibit 10.4 for Form 10-KSB, filed April 2, 2007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director	Date: May 14, 2008
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial Officer, and Chairman of the Board	Date: May 14, 2008
By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller	Date: May 14, 2008