Form 10-Q
period 2008-06-30
PACIFIC WEBWORKS INC
filed 2008-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-26731

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 41,001,895.

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

19

Item 4T.  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

19

Item 6.  Exhibits

23

Signatures

24

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheet as of June 30, 2008 and our statements of operations for the three and six month periods ended June 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

Pacific WebWorks, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2008
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 891,062	$ 714,430
Receivables
Trade, less allowance
for doubtful receivables of$45,975 in 2007
and$0 in 2008	279,402	568,055
Prepaid expenses and other current assets	166,446	166,426
Deferred Tax Asset	84,778	-
Total current assets	1,421,689	1,448,911

PROPERTY AND EQUIPMENT, NET AT COST	83,464	88,389
RESTRICTED CASH	487,473	647,280
GOODWILL	1,946,253	1,946,253
DEFERRED TAX ASSET	515,222	456,772
DEPOSITS	11,472	2,605

Total Assets	$ 4,465,572	$ 4,590,210

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	828,792	655,398
Notes payable - Current	-	-
Accrued liabilities	71,413	74,779
Deferred revenue	10,494	14,483
Current liabilities from discontinued operations	215,274	215,274
Total current liabilities	1,125,973	959,934
Total liabilities	1,125,973	959,934

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 40,526,895 shares
in 2007 and 41,001,895 shares in 2008	40,527	41,002
Additional paid-in capital	16,472,175	16,508,786
Prepaid Expenses		(24,439)
Accumulated deficit	(13,173,104)	(12,895,073)

Total stockholders' equity	3,339,599	3,630,276

	$ 4,465,572	$ 4,590,210

The accompanying notes are an integral part of these financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues
Software, access and license fees	$ 649,805	$ 317,500	$ 430,946	$ 89,613
Hosting, gateway and maintenance fees	3,765,292	5,244,844	2,661,222	2,357,450
Training and education	154,064	-	90,569	-
Merchant accounts, design and other	241,578	14,371	120,247	3,617
	4,810,739	5,576,715	3,302,984	2,450,681

Cost of sales	253,292	99,991	115,225	65,620

Gross profit	4,557,447	5,476,725	3,187,759	2,385,061

Selling expenses	3,393,553	3,588,138	2,415,522	1,309,775
Research and development	148,623	147,725	81,011	67,096
General and administrative	1,014,515	1,325,703	574,505	638,221
Depreciation and amortization	14,807	16,249	7,428	8,161

Total operating expenses	4,571,499	5,077,816	3,078,466	2,023,253

Net income (loss) from operations	(14,052)	398,909	109,293	361,809

Other income (expense)
Interest income	8,658	4,855	4,186	-
Interest Expense	(12,000)	-	(10,000)	-
Other income (expense), net	28,543	17,495	20,785	2,489
				-
Total other Income (Expense)	25,201	22,350	14,971	2,489

Net income (loss) from continuing
operations before income taxes	11,150	421,259	124,264	364,298

Income Tax Expense	-	143,228	-	123,861

NET INCOME (LOSS)	$ 11,150	$ 278,031	$ 124,264	$ 240,437

Income (Loss) from continuing operations
Basic	$ -	$ 0.01	$ -	$ 0.01
Fully Diluted	$ -	$ 0.01	$ -	$ 0.01

Net Income (Loss) per share
Basic	$ -	$ 0.01	$ -	$ 0.01
Fully Diluted	$ -	$ 0.01	$ -	$ -

Weighted-average common shares outstanding
Basic	36,026,895	41,001,895	36,026,895	41,001,895
Fully Diluted	36,026,895	49,479,546	36,026,895	49,479,546

The accompanying notes are an integral part of these financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2007	2008

Cash Flows From Operating Activities
Net earnings (loss)	$ 11,150	$ 278,031
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	14,807	16,249
Stock issued for services		-
Valuation of Stock Options	-	-
Bad debt expense	152,126	-
Changes in assets and liabilities
Deferred tax asset		143,228
Receivables	(241,931)	(280,707)
Prepaid expenses and other assets	16,038	8,887
Accounts payable and accrued liabilities	933,129	(170,028)
Deferred revenue	3,065	3,989

Net cash provided (used) by operating activities	888,384	(351)

Cash Flows From Investing Activities
Purchases of property and equipment	(7,336)	(21,174)
Cash on reserve with bank (Restricted Cash)	(505,605)	(159,807)

Net cash (used) by investing activities	(512,941)	(180,982)

Cash Flows From Financing Activities
Proceeds on issuance of stock	-	4,700

Net cash provided by financing activities	-	4,700

Net increase/(decrease) in cash and cash equivalents	375,443	(176,632)

Cash and cash equivalents at beginning of period	392,633	891,062

Cash and cash equivalents at end of period	$ 768,076	$ 714,430

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	$ -	$ 1,200
Non-cash financing activities:	$ -	$ -
Stock issued for insurance	$ 29,473	$ -

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

 In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2006 and concluded that the carrying amount of goodwill exceeds the implied fair value of the goodwill, accordingly an impairment loss was recognized in December 2006 of $1,000,000.  At June 30, 2008, the company determined that there was no impairment to goodwill.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Research and development costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the six months ended June 30, 2007 and 2008 was $148,623 and $147,725 respectively.

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

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock  method to calculate diluted earnings (loss) per share. Potentially issuable common shares totaling 8,477,651and 7,882,651 related to options were included in the calculation of diluted earnings per share for the period ended June 30, 2008 and June 30, 2007 respectively.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

The following is the calculation for weighted average common shares used in basic net earnings (loss) per share:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008

Income (loss) (numerator)	$ 11,150	$ 278,031	$ 124,264	$ 240,437
Weighted average shares outstanding
(denominator)	36,026,895	41,001,895	36,026,895	41,001,895
Per share amount	$ 0.00	$ 0.01	$ 0.00	$ 0.01

The following is the calculation for weighted average common shares used in the fully diluted net earnings (loss) per share:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008

Income (loss) (numerator)	$ 11,150	$ 278,031	$ 24,264	$ 240,437
Weighted average shares outstanding including
shares related to options (denominator)	36,026,895	49,479,546	36,026,895	49,479,546
Per share amount	$ 0.00	$ 0.00	$ 0.00	$ 0.00

NOTE 2 - STOCKHOLDERS’ EQUITY

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

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of June 30, 2008.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 2 - STOCKHOLDERS’ EQUITY - CONTINUED

Information with respect to the Company’s stock options follows:

	Stock options	Exercise price	Weighted-average exercise price

Outstanding at December 31, 2006	7,822,651	$0.048 - $0.87	$0.25
Granted	1,540,000	$.061	$.061
Exercised	-	-	-

Outstanding at December 31, 2007	8,552,651	$0.048 - $0.87	$0.23
Granted	-	-	-
Exercised	75,000	$0.048 - $0.07	$0.06
Forfeited	-	-	-
Outstanding at June 30, 2008	8,477,651	$0.048 - $0.87	$0.23

Employee stock options outstanding and exercisable under this plan as June 30, 2008 are:

Options outstanding
Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87	40,151	0.87	2.50
0.75	1,562,500	0.75	2.75
0.23	1,120,000	0.23	.25
0.14	320,000	0.14	.25
0.12	1,620,000	0.12	2
0.07	1,310,000	0.07	1
0.048	1,020,000	0.048	2.50
0.061	1,485,000	0.061	4.25
	8,477,651
Options exercisable
Exercise price	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)
0.87	40,151	0.87	2.75
0.75	1,562,500	0.75	2.75
0.23	1,120,000	0.87	.25
0.14	320,000	0.14	.25
0.12	1,620,000	0.12	2
0.07	1,310,000	0.07	1
.048	1,020,000.048		2.50
0.061	742,500	0.061	4.25
	7,735,151

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 2 - STOCKHOLDERS’ EQUITY - CONTINUED

The Company had 742,500 non vested options at the beginning of the period with a weighted average grant date fair value of $0.061.  At June 30, 2008 the Company had 742,500 non vested options.

During the six month period ended June 30, 2007 and 2008, the Company received $0 and $4,700 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company has historical net operating loss carry forwards.

NOTE 3 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2007 and June 30, 2008:

	December 31, 2007 World Commerce Network, LLC	June 30, 2008 World Commerce Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	151,264	151,264
Total current liabilities	$ 215,274	$ 215,274

Net current liabilities	$ 215,274	$ 215,274

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2007 and June 30, 2008 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2007 and June 30, 2008 representing its

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS - CONTINUED

estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

NOTE 4 – COMMITMENTS

Operating Leases

The Company has entered into a 5 year lease in 2008 for approximately 8,000 square feet of commercial business office space at $10,500  per month in the first year, escalating by approximately $350-$375 monthly at the beginning of each new lease year.  The following is a schedule of future minimum lease payments under the operating lease agreement:

Year	Lease Commitment

2009	$108,387
2010	$130,500
2011	$135,000
2012	$139,200
2013	$143,400

The Company records rent on a straight line basis over the life of the lease in accordance with FTB 85-3.

Rent expense for the six months ending June 30, 2008 and June 30, 2007 was $62,007 and $52,380, respectively.

Other matters

The Company is involved in other various disputes and legal claims in the normal course of business.  It is not possible to state the ultimate liability, if any, in these matters.  In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 5 - SEGMENT REPORTING

Segment reporting by business unit follows:

Six months ended	Pacific		Trade	Fund	Discontinued
June 30, 2007[a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 4,025,263	$ 292,723	$ 417,700	$ 75,054	$ -
Net income (loss)	$ 685,689	$ 89,259	$ (826,953)	$ 39,360	$ 20,000

____________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 5 - SEGMENT REPORTING - CONTINUED

Six months ended	Pacific		Trade	Fund	Discontinued
June 30, 2008[a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 5,312,995	$ 245,804	$ 4,028	$ 13,888	$ -
Net income (loss)	$ 989,044	$ 79,237	$ (780,695)	$ (9,555)	$ -

-____________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Segment reporting by business unit follows:

Three months ended	Pacific		Trade	Fund	Discontinued
June 30, 2007[a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 2,890,340	$ 165,943	$ 218,702	$ 28,000	$ -
Net income (loss)	$ 669,220	$ 53,893	$ (640,926)	$ 13,716	$ 20,000

__________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended	Pacific		Trade	Fund	Discontinued
June 30, 2008[a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 2,324,824	$ 117,081	$ 3,221	$ 5,555	$ -
Net income (loss)	$ 790,774	$ (6,537)	$ (530,606	$ (13,194)	$ -

_____________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

In this report references to “Pacific WebWorks,” “we,” “us,” and “our” refer to Pacific WebWorks, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The company consists of the operations of Pacific WebWorks and its four operating subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc. and Pacific WebWorks International LTD.  We also have a non-operating, discontinued operations subsidiary, World Commerce Network, LLC.  Our revenues are primarily from the sale of access to our software technology, financial services and continuing monthly service and hosting fees.  We also derive limited revenues for services related to web site design, training, education and consulting.

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

During the second quarter of 2008 we made dramatic strides in securing our long term ability to collect and process recurring credit card based revenues.  We initiated processing our collections through a reseller agreement with Digital River and its affiliates entered into in October of 2007.  The agreement became effective once certain engineering was completed during the second quarter of 2008.

Additionally, we made significant progress in our efforts to curtail the massive amount of Internet fraud being perpetuated upon online producers and marketers such as Pacific WebWorks.  Our technical team has developed a series of analytical tools which coupled with direct calls by our fraud department has reduced our incidence of fraud and the related costs.

We recorded decreased revenues for the second quarter of 2008 primarily related to the transition of our credit card processing, the elimination of misleading revenues related to Internet fraud (more than offset by a reduction in related expenses) and the overall downturn in the economy. We expect to see revenues recover and profits continue with the release of several new offers before the end of the year.

Challenges continue to revolve around dealing with our rapid growth, in particular as it relates to retaining sufficient credit card processing capabilities and the unreasonable and unrealistic requirements of credit card associations in respect to Internet related transactions.  We are in the process of implementing a long term solution that will ease these difficulties.

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

Liquidity and Capital Resources

Historically we have relied upon revenues, loans, and equity transactions to fund our operations, but since the second quarter of 2007 and for the six month period ended June 30, 2008 we relied mainly upon our revenues for our cash requirements.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For the six month period ended June 30, 2008 (the “2008 six month period”) our monthly cash outflows were primarily related to selling expenses which totaled $3,588,138 and general and administrative expenses that totaled $1,325,703.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A small portion of our revenues are comprised of deferred revenue that we recognize over the year.  We carried deferred revenue of $14,483 on our books as a current liability as of June 30, 2008.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  These deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

We believe that we can finance our growth internally, however, we are constantly reviewing our overall capital requirements to determine in advance the need for external capital to continue to keep up with necessary technological improvements and further our business development strategies.  If needed, we believe funding may be obtained through additional debt arrangements or equity offerings in addition to internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

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

Contractual Obligations and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,500 per month.  Our total current liabilities at June 30, 2008, included accounts payable of $655,398 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $74,779 were primarily the result of payroll related liabilities, contract seller commissions offset by estimated refunds and factoring obligations.  Deferred revenues of $14,483 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $215,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of June 30, 2008, World Commerce Network’s accrued liabilities totaled $151,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $64,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for over three years.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three and six month periods ended June 30, 2008 and 2007.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three month period ended June 30		Six month period ended June 30
	2008	2007	2008	2007
Revenues, net	$ 2,450,681	$ 3,302,984	$ 5,576,715	$ 4,810,739
Cost of sales	65,620	115,225	99,991	253,292
Gross profit	2,385,061	3,187,759	5,476,725	4,557,447
Total operating expenses	2,023,253	3,078,466	5,077,816	4,571,499
Net income (loss) from operations	361,809	109,293	398,909	(14,052)
Total other income (expense)	2,489	14,971	22,350	25,201
Income tax expense	123,861	-	143,228	-
Net income (loss)	$ 240,437	$ 124,264	$ 278,031	$ 11,150
Net income (loss) per share	$ 0.01	$ 0.00	$ 0.01	$ 0.00

Our net revenues increased for the 2008 six month period as compared to the six month period ended June 30, 2007 (the “2007 six month period”) as a result of our continued marketing activities.   However, net revenues decreased for the three month period ended June 30, 2008 (the “2008 second quarter”) compared to the three month period ended June 30, 2007 (the “2007 second quarter”).  As discussed above, the decrease in revenues is primarily due to the transition of our credit card processing from mid-April to mid-May of 2008, the elimination of misleading revenues related to Internet fraud perpetuated against us and the overall downturn in the economy.   Management expects revenues to recover during the next twelve months as a result of the release of several new offers before the end of the year.

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

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for the 2008 interim periods compared to 2007 interim periods due to the reclassification of certain costs as selling expense.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

Total operating expenses increased for 2008 six month period compared to 2007 six month period primarily due to increases in selling expenses and general and administrative expense.  However, total operating expense decreased in the 2008 second quarter when compared to the 2007 second quarter due to decreases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Selling expenses increased for the 2008 six month period primarily due to increased costs related to our online marketing programs.  Selling expenses decreased in the 2008 second quarter compared to the 2007 second quarter primarily due to decreased marketing efforts during the transition of our credit card processing.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased in the 2008 interim periods when compared to the 2007 interim periods.  These increases were largely due to an increase in staff and related expenses necessary to facilitate our rapid growth.  Management expects to see increases in general and administrative expenses in the short term consistent with continued increases in customer accounts expected in the next twelve months.

Research and development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Research and development expenses remained relatively stable for the 2008 and 2007 six month periods, but decreased slightly for the 2008 second quarter compared to the 2007 second quarter.

Total other income for the 2008 six month period included interest income earned on certificates of deposit and miscellaneous income.  Whereas, total other income for the 2008 second quarter was only from other miscellaneous income including interest on a money market account which replaced our certificates of deposit.  Total other income for the 2007 six month period and second quarter included interest income earned on certificates of deposit and the recovery of a previously booked expense; offset by interest expense related to a loan payable.

Due to increases in revenues we recorded net income for both the 2008 and 2007 interim periods.

Balance Sheet - the following chart is a summary of our balance sheet.

SUMMARY BALANCE SHEET COMPARISON
	Six month period ended	Year ended
	June 30, 2008	Dec. 31, 2007
Cash and cash equivalents	$ 714,430	$ 891,062
Total current assets	1,448,911	1,421,689
Total assets	4,590,210	4,465,572
Total current liabilities	959,934	1,125,973
Total liabilities	959,934	1,125,973
Accumulated deficit	(12,895,073)	(13,173,104)
Total stockholders’ equity	$ 3,630,276	$ 3,339,599

Total assets increased slightly at June 30, 2008 as compared to December 31, 2007 primarily as a result of an increase in receivables.  At June 30, 2008 total liabilities decreased compared to the 2007 year end primarily as a result of decreases in accounts payable related to our online marketing budget.  Our accumulated deficit decreased at June 30, 2008 as a result of posting net income for the 2008 six month period.

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

Trade receivables and collections - We apply a range of collection techniques to manage delinquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible due to allowance for doubtful accounts and bad debt.  Accounts receivable and the corresponding allowance for doubtful accounts are reviewed for collectability by management quarterly and uncollectible accounts receivable are written off.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at June 30, 2008.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We may be unable to maintain profitability and could incur future losses.

We recorded net income from continuing operations for the 2008 six month period and the year ended December 31, 2007, We anticipate revenue from operations and, if needed, equity transactions will fund our growth and operations for the next twelve months; however, we cannot assure you that we will be able to maintain profitability.  The downturn in the United States economy may lead to future losses.

We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we can provide financing from internally generated sources necessary to remain competitive in our market.  However, we may need to raise external capital and if we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.  Our success could be affected by our ability to access equity capital markets and borrow on terms that are financially advantageous to us.  Also, we may not be able to obtain additional funds on acceptable terms.  If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

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

Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption.  Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services.  We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance and other security measures.  However, we cannot assure you that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.

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

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Pursuant to Section 404, our annual report for the year ended December 31, 2007 required a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended December 31, 2009 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404.

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

September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed March 31, 2008)

10.2

Lease Agreement between Pacific WebWorks, Inc. and Development Specialties, Inc., dated February 1,

2008 (Incorporated by reference to exhibit 10.2 for Form 10-K filed March 31, 2008)

10.3

Form of employment agreement for executive officers, dated January 1, 2008 (Incorporated by reference to exhibit 10.4 for Form 10-KSB, filed April 2, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director	Date: August 13, 2008
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial Officer, and Chairman of the Board	Date: August 13, 2008
By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller	Date: August 13, 2008