Form 10-Q
period 2008-09-30
PACIFIC WEBWORKS INC
filed 2008-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [   ]   No [X ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2008, was 41,001,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

  Consolidated Balance Sheets

3

  Consolidated Statements of Operations

4

  Consolidated Statements of Cash Flows

5

  Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 6.  Exhibits

24

Signatures

25

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheet as of September 30, 2008 and our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Pacific Webworks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2008
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$891,062	$270,404
Receivables
Trade, less allowance
for doubtful receivables of
$45,975 in 2007 and $0 in 2008	279,402	699,386
Prepaid expenses and other current assets	166,446	222,086
Deferred Tax Asset	84,778	-

Total current assets	1,421,689	1,191,876

PROPERTY AND EQUIPMENT, NET AT COST	83,464	104,791
RESTRICTED CASH	487,473	654,359
GOODWILL	1,946,253	1,946,253
DEFERRED TAX ASSET	515,222	443,850
DEPOSITS	11,472	21,972

Total Assets	$4,465,572	$4,363,101

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$828,792	$318,176
Accrued liabilities	71,413	79,130
Deferred revenue	10,494	7,474
Current liabilities from discontinued operations	215,274	215,274

Total current liabilities	1,125,973	620,054
	-
Total liabilities	1,125,973	620,054

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 40,526,895 shares
in 2007 and 41,001,895 shares in 2008	40,527	41,002
Additional paid-in capital	16,472,175	16,570,437
Accumulated deficit	(13,173,104)	(12,868,392)

Total stockholders' equity	3,339,599	3,743,047

Total liabilities and stockholders' equity	$4,465,572	$4,363,101

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenues
Software, access and license fees	$972,377	$408,908	$322,571	$91,409
Hosting, gateway and maintenance fees	6,601,257	6,921,828	2,835,966	1,676,984
Training and education	181,246	-	27,181	-
Merchant accounts, design and other	241,578	21,142	-	6,770
	7,996,458	7,351,878	3,185,718	1,775,162
Cost of sales	305,665	169,031	52,373	69,040

Gross profit	7,690,793	7,182,847	3,133,346	1,706,122

Selling expenses	5,414,232	4,668,232	2,020,679	1,080,093
Research and development	222,200	215,190	73,577	67,465
General and administrative	1,781,352	1,836,598	766,837	510,895
Depreciation and amortization	22,065	25,114	7,258	8,865

Total operating expenses	7,439,849	6,745,134	2,868,351	1,667,318

Net income (loss) from operations	250,944	437,713	264,995	38,804

Other income (expense)
Interest income	15,288	6,557	6,630	1,702
Interest Expense	(16,800)	-	(4,800)	-
Other income (expense), net	28,527	16,592	(16)	(903)
				-
Total other Income (Expense)	27,015	23,149	1,814	799

Net income (loss) from continuing operations before income taxes	277,958	460,862	266,809	39,603

Income Tax Expense	-	156,150	-	13,465

NET INCOME	$277,958	$304,712	$266,809	$26,138

EARNINGS PER SHARE
Basic
Income from continuing operations before income taxes	$0.01	$0.01	$0.01	$-
Income tax expense	$-	$-	$-	$-
Net income	$0.01	$0.01	$0.01	$0.00
Diluted
Income from continuing operations before income taxes	$0.01	$0.01	$0.01	$0.00
Income tax expense	-	0.01	-	-
Net income	$-	$0.02	$0.01	$0.00

Weighted-average common shares outstanding
Basic	35,825,247	40,963,756	36,026,895	41,001,895
Fully Diluted	36,785,247	44,563,756	36,986,895	44,601,895

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2007	2008

Cash Flows From Operating Activities
Net earnings (loss)	$277,958	$304,712
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	22,065	25,114
Stock issued for services	-	32,585
Valuation of Stock Options	8,595	61,652
Bad debt expense	170,504	-
Changes in assets and liabilities
Deferred tax asset	-	156,150
Receivables	(169,719)	(412,038)
Prepaid expenses and other assets	(40,492)	(66,141)
Accounts payable and accrued liabilities	583,198	(511,045)
Deferred revenue	7,077	(3,020)

Net cash provided (used) by operating activities	859,186	(412,031)

Cash Flows From Investing Activities
Purchases of property and equipment	(11,600)	(46,441)
Cash on reserve with bank (Restricted Cash)	(525,810)	(166,886)

Net cash (used) by investing activities	(537,410)	(213,327)

Cash Flows From Financing Activities
Proceeds on issuance of stock from exercise of options	-	4,700

Net cash provided by financing activities	-	4,700

Net increase/(decrease) in cash and cash equivalents	321,776	(620,658)

Cash and cash equivalents at beginning of period	392,633	891,062

Cash and cash equivalents at end of period	$714,409	$270,404

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	$-	$1,200
Non-cash financing activities:
Stock issued for insurance	$17,500	$32,585

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2006 and concluded that the carrying amount of goodwill exceeds the implied fair value of the goodwill, accordingly an impairment loss was recognized in December 2006 of $1,000,000.  At September 30, 2008, the company determined that there was no impairment to goodwill.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Trade Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recieveable and the correcsponding allowance for doubtful accounts are reviewed for collectiblitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $0 and $170,504 for the period ended September 30, 2008 and 2007.

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the nine months ended September 30, 2007 and 2008 was $222,200 and $215,190 respectively.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Earnings per share:

The computation of net earnings per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS No. 128, "Earnings per Share," common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  The average market price of the Company's common stock for the six month periods ended September 30, 2007 and 2008 was $0.05 and $0.09, respectively.  The average market price of the Company's common stock for the three month periods ended September 30, 2007 and 2008 was $0.06 and $0.07, respectively.  As such, potentially issuable common shares of 960,000 and 3,600,000 were included in the diluted earnings per share calculation for the three and nine month periods ending September 30, 2007 and 2008, respectively.

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Basic
Income from continuing operations before income taxes	$0.01	$0.01	$0.01	$0.00
Income tax expense	-	-	-	0.00
Net Income	$0.01	$0.01	$0.01	$0.00

	2007	2008	2007	2008
Diluted
Income from continuing operations before income taxes	$0.01	$0.01	$0.01	$0.00
Income tax expense	-	0.01	-	0.00
Net income	$0.01	$0.02	$0.01	$0.00
Weighted-average common shares outstanding
Basic	35,825,247	40,963,756	36,026,895	41,001,895
Diluted	36,785,247	44,563,756	36,986,895	44,601,895

NOTE 2 - STOCKHOLDERS’ EQUITY

Stock Issuance

During January 2008, the Company issued 400,000 shares of its common stock for payment of $32,585 related to insurance premiums.  The term of the policy coverage is August 2007 thru August 2008.  The Company recognized expenses of $8,146 immediately for the period between August 2007 and December 31, 2007.  The remaining amount has been recognized over the term of the policy on a straight-line basis.  At September 30, 2008 the remaining amount of $24,439 has been recognized in the Company’s statements of operations.

During January 2008, a former employee of the Company exercised vested options.  The Company issued 75,000 shares of its common stock for payment of $4,700.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

NOTE 2 - STOCKHOLDERS’ EQUITY - CONTINUED

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of September 30, 2008.

Information with respect to the Company’s stock options follows:

	Stock options	Exercise price	Weighted-average exercise price
Outstanding at December 31, 2006	7,822,651	$0.048-$0.87	$0.25
Granted	1,540,000	$.061	$.061
Exercised	-	-	-
Forfeited	(810,000)	$0.048 - $.087	$0.22
Outstanding at December 31, 2007	8,552,651	$0.048 - $0.87	$0.23
Granted	-	-	-
Exercised	(75,000)	$0.048 - $0.07	$0.06
Forfeited	(740,000)	$0.048 - $0.07	$0.23
Outstanding at September 30, 2008	7,737,651	$0.048 -$ 0.87	$0.24

The Company has elected to measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123 (R), "share-based payment", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date grant.  As a result $42,083 and $61,652 was recognized for the nine months ended September 30, 2007 and 2008 respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2008
Five Year Risk Free Interest Rate	3.90%	4.38%
Dividend Yield	0%	0%
Volatility	135%	86%
Average Expected Term (Years to Exercise)	5	5

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

NOTE 2 - STOCKHOLDERS’ EQUITY - CONTINUED

Employee stock options outstanding and exercisable under this plan as September 30, 2008 are:

Options outstanding
Exercise price	Number outstanding	Weighted-average exercise price	Weighted- average remaining contractual life (years)
0.87	40,151	0.87	2.50
0.75	1,562,500	0.75	2.50
0.23	1,100,000	0.23	.25
0.12	1,435,000	0.12	1.75
0.07	1,235,000	0.07	.75
.048	960,000	0.048	2.25
0.061	1,405,000	0.061	4.00
	7,737,651
Options exercisable
Exercise price	Number exercisable	Weighted average -exercise price	Weighted- average remaining contractual life (years)
0.87	40,151	0.87	2.50
0.75	1,562,500	0.75	2.50
0.23	1,100,000	0.23	.25
0.12	1,435,000	0.12	1.75
0.07	1,235,000	0.07	.75
.048	960,000.048		2.25
0.061	1,405,000	0.061	4.00
	7,737,651

During the nine month period ended September 30, 2007 and 2008, the Company received $0 and $4,700 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company has historical net operating loss carry forwards.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2007 and September 30, 2008:

	December 31,	September 30,
	2007	2008
	World	World
	Commerce	Commerce
	Network, LLC	Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	64,010
Accrued liabilities	151,264	151,264
Total current liabilities	$ 215,274	$ 215,274

Net current liabilities	$ 215,274 .	$ 215,274 .

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2007 and September 30, 2008 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2007 and September 30, 2008 representing its estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

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

Rent expense for the nine months ending September 30, 2008 and September 30, 2007 was $93,507 and $78,570, respectively.

Litigation

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we have engaged legal counsel to answer this complaint.

Other matters

The Company is involved in other various disputes and legal claims in the normal course of business.  It is not possible to state the ultimate liability, if any, in these matters.  In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of amounts recorded.

NOTE 5 - SEGMENT REPORTING

Segment reporting by business unit follows:

Nine months ended Sept. 30, 2007[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	Discontinued Operations [b]	Total
Revenues, net	$7,009,287	$412,106	$477,350	$97,714	$ -	$7,996,458
Net income(loss)	$1,451,727	$80,757	$(1,303,885)	$ 29,359	$ 20,000	$277,958

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

 (Unaudited)

NOTE 5 - SEGMENT REPORTING - CONTINUED

Nine months ended Sept. 30, 2008[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	Discontinued Operations [b]	Total
Revenues, net	$6,961,984	$365,931	$10,075	$13,888	$ -	$7,351,878
Net income(loss)	$1,341,596	$115,843	$(1,136,856)	$(15,871)	$ -	$304,712

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Segment reporting by business unit follows:

Three months ended Sept. 30, 2007[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	Discontinued Operations [b]	Total
Revenues, net	$2,984,023	$119,383	$59,650	$22,622	$ -	$3,185,718
Net income(loss)	$762,244	$(8,503)	$(476,931)	$(10,001)	$ -	$266,809

___________________________________________________

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

Three months ended Sept.30, 2008[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	Discontinued Operations [b]	Total
Revenues, net	$1,648,988	$120,127	$6,047	$ -	$ -	$1,775,162
Net income(loss)	$352,009	$36,606	$(356,161)	$(6,316)	$ -	$26,138

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

During the past quarter we continued to make great strides in combating the affiliate fraud that plagued us earlier in the year. We believe that we have successfully developed a process that has dramatically reduced the number of fraudulent accounts we accept.  While this process has initially resulted in a decrease in revenues, it will enhance our profit margins on overall revenues as we now restore revenues to their previous levels.

Additionally, we launched several new product offers including our revolutionary new “eSuccess2U.com” proprietary e-mail marketing system and a state of the art foreign exchange offer “Forex GTG.com.”  These products have received an enthusiastic reception in the marketplace and have been a positive addition to our portfolio of virtual products.

While to this point we have not felt any dramatic effects of the downturn in the U. S. economy, we expect that revenues could be impacted somewhat over the next several quarters.

Challenges continue to revolve around dealing with our rapid growth, in particular as it relates to retaining sufficient credit card processing capabilities and the unreasonable and unrealistic requirements of credit card associations in respect to Internet related transactions.  We have implemented a long term solution that should ease these difficulties.

We expect to see an increase in revenues moving into 2009 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to continue these results.  Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

For the nine month period ended September 30, 2008 (the “2008 nine month period”) we relied mainly upon revenues for our cash requirements.  We began generating positive cash flows in 2007 and expect to continue to generate positive cash flows through further development of our business and distribution channels.  We plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For the 2008 nine month period our monthly cash outflows were primarily related to selling expenses, described below in Results of Operations.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

A small portion of our revenues are comprised of deferred revenue that we recognize over the year.  We carried deferred revenue of $7,474 on our books as a current liability as of September 30, 2008.  Deferred revenue includes up-front fees received for license fees, software services and education not yet performed or delivered.  These deferred revenues will be recognized over the next eight to twelve months.  It should be noted that this liability does not require a specific cash outlay, but only that we remain a going concern.

We believe that we can finance our growth internally; however, we are constantly reviewing our overall capital requirements to determine in advance the need for external capital to continue to keep up with necessary technological improvements and further our business development strategies.  If needed, we believe funding may be obtained through additional debt arrangements or equity offerings in addition to internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

If we rely on equity offerings for funding or services, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the value per share of their common stock.

Contractual Obligations and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,500 per month.  Our total current liabilities at September 30, 2008, included accounts payable of $318,176 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $79,130 were primarily the result of payroll related liabilities, contract seller commissions offset by estimated refunds and factoring obligations.  Deferred revenues of $7,474 included up-front fees received for license fees, software services and education not yet performed or delivered.  Current liabilities from discontinued operations were $215,274 and are related to World Commerce Network, LLC.

The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of September 30, 2008, World Commerce Network’s accrued liabilities totaled $151,264 and included estimated contingent recourse obligations and attorneys fees approximating $95,000 and approximately $56,000 for estimated customer refunds.  In addition, World Commerce Network had a contingent liability of approximately $64,000 plus interest related to an alleged default of application for credit and personal guaranty made by a former officer of Pacific WebWorks.  We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for over three years.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three and nine month periods ended September 30, 2008 and 2007.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2007	Nine month period ended Sept. 30, 2008
Cash and cash equivalents	$ 891,062	$ 270,404
Total current assets	1,421,689	1,191,876
Total assets	4,465,572	4,363,101
Total current liabilities	1,125,973	620,054
Total liabilities	1,125,973	620,054
Accumulated deficit	(13,173,104)	(12,868,392)
Total stockholders’ equity	$ 3,339,599	$ 3,743,047

Total assets decreased at September 30, 2008 as compared to December 31, 2007 primarily as a result of a decrease in cash.  At September 30, 2008 total liabilities decreased compared to the 2007 year end primarily as a result of decreases in accounts payable related to our online marketing budget.  Our accumulated deficit continued to decrease at September 30, 2008 as a result of posting net income for the 2008 nine month period.

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine month period ended September 30		Three month period ended September 30
	2007	2008	2007	2008
Revenues, net	$ 7,996,458	$ 7,351,878	$ 3,185,718	$ 1,775,162
Cost of sales	305,665	169,031	52,373	69,040
Gross profit	7,690,793	7,182,847	3,133,346	1,706,122
Total operating expenses	7,439,849	6,745,134	2,868,351	1,667,318

Net income (loss) from operations	250,944	437,713	264,995	38,804
Total other income (expense)	27,015	23,149	1,814	799
Income tax expense	–	156,150	–	13,465
Net income (loss)	277,958	304,712	266,809	26,138
Net income (loss) per share - basic	$ 0.01	$ 0.01	$ 0.01	$ 0.00

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

Net revenues have decreased for the 2008 nine and three month periods compared to the 2007 nine and three periods.  As discussed above, the decrease in revenues for the 2008 interim periods was primarily due to the transition of our credit card processing from mid-April to mid-May of 2008, the elimination of misleading revenues related to Internet fraud perpetuated against us and the overall downturn in the economy.  Management expects revenues to recover during the next twelve months as a result of the release of several new offers and products before the end of the year.  In addition, management expects future revenue increases to come largely from recurring residual income rather than from one time upfront fees.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for the 2008 nine month period compared to 2007 nine month period due to the reclassification of certain costs as selling expense.  In the short term, management anticipates that cost of sales will remain relatively flat at approximately 3.8% of net revenues.

Total operating expenses also decreased for 2008 interim periods as compared to the 2007 interim periods, primarily due to decreases in selling expenses and general and administrative expense.  Selling expenses, which include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing, continue to represent the majority of our operating expenses.  Selling expenses decreased in the 2008 interim periods compared to the 2007 interim periods primarily due to decreased marketing efforts during the transition of our credit card processing.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses were relatively flat for the 2008 and 2007 nine month periods, but decreased for the 2008 third quarter compared to the 2007 third quarter primarily due to a decrease in costs directly related to revenues, i.e., merchant fees, personnel, etc.

Net income increased for the 2008 nine month period compared to the 2007 nine month period, but decreased for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007.  The 2008 third quarter decrease was primarily due to decreased revenues as described above.  Management anticipates net income to increase during the next twelve months.

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

Deferred revenue – In the past deferred revenue calculations materially affect our financial results.  In this area cash revenues received for certain product sales, such as revenues from up-front fees, are recognized over the period services are performed.  This requires deferring the immediate recognition of those revenues from eight months to one year and creating a deferred revenue liability account.

Trade receivables and collections – We apply a range of collection techniques to manage delinquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible due to allowance for doubtful accounts and bad debt.  Accounts receivable and the corresponding allowance for doubtful accounts are reviewed for collectability by management quarterly and uncollectible accounts receivable are written off.

Goodwill – Goodwill related to Intellipay is assessed annually for impairment by comparing the fair values of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then the carrying amount of the goodwill is compared with its implied fair value.

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks.  If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  The fair value of Intellipay is estimated using both cash flow information from internal budgets and multiples of revenue.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  We performed a goodwill impairment test during 2007 and concluded that there were no impairment indicators of good will.

Contingent liabilities – Material estimates for contingent liabilities include approximately $151,000 in net current liabilities of our discontinued operations.  From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct affect on our cash balances at September 30, 2008.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct affect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Valuing stock options – As permitted by Statement of Financial Accounting Standards No. 148, we continue to account for stock options under APB Opinion No. 25, under which no compensation has been recognized.  The fair value of the options we have granted is estimated at the date of grant using the Black-Scholes American option-pricing model.  Option pricing models require the input of highly sensitive assumptions, including expected stock volatility.  Also, our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we have engaged legal counsel to answer this complaint.

ITEM 1A.  RISK FACTORS

We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we can provide financing from internally generated sources necessary to remain competitive in our market.  However, we may need to raise external capital for development of technological products or services and if we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.  Our success could be affected by our ability to access equity capital markets and borrow on terms that are financially advantageous to us.  Also, we may not be able to obtain additional funds on acceptable terms.  If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

We are subject to intense competition from large and small companies that limits our ability to obtain market share and may force our prices down.

We face competition in the overall Internet software market, as well as in the web site building market.  Our ability to earn significant revenues from our Visual WebTools™ or IntelliPay payment system will depend in part on their acceptance by a substantial number of online businesses.  Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues are derived from one-time and recurring fees we charge to customers buying our products and services.  Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers.  We have developed our products to meet the needs of small businesses.  We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market.  In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers.  If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2008 we issued options to purchase 1,775,000 shares of common stock to employees under our 2001 Equity Incentive Plan.  Under each grant, one-half of the options vested immediately and the remaining one-half will vest on April 15, 2008.  The options had an exercise price of $0.25 and will expire October 15, 2013.  We relied upon an exemption from the registration requirements provided by provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly 3caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director	Date: November 13, 2008
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial Officer, and Chairman of the Board	Date: November 13, 2008
By: /s/ R. Brett Bell R. Brett Bell Secretary and Controller	Date: November 13, 2008