Form 10-K
period 2008-12-31
PACIFIC WEBWORKS INC
filed 2009-04-01
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the 41,444,826 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price of at which the common equity was last sold on June 30, 2008, was approximately $3,324,426.

The number of shares outstanding of the registrant’s common stock as of March 2, 2009, was 41,663,895.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

10

Item 2.  Properties

14

Item 3.  Legal Proceedings

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

14

Item 6.  Selected Financial Data

16

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 8.  Financial Statements and Supplementary Data

21

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

40

Item 9A(T).  Controls and Procedures

40

Item 9B.  Other Information

41

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

41

Item 11.  Executive Compensation

42

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

45

Item 13.  Certain Relationships and Related Transactions, and Director Independence

47

Item 14.  Principal Accounting Fees and Services

47

PART IV

Item 15.  Exhibits, Financial Statement Schedules

48

Signatures

49

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

On November 11, 2008, Pacific WebWorks formed PWI, LLC, a Utah limited liability company.  We hold a 51% membership interest in this entity and Interform, a local sporting goods and apparel wholesaler, holds the remaining 49% membership interest.  PWI, LLC was formed to manage InterformDirect.com, a virtual golf equipment and accessories store.

Pacific WebWorks’ Business

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies.  We specialize in turnkey applications allowing small to medium sized businesses to expand over the Internet.  Our product family provides tools for web site creation, management and maintenance, electronic business storefront hosting and Internet payment systems for the small to medium sized business and organization.  Additionally, we have integrated our product with many of the popular online auction/sales portals enabling our customers to easily sell their products at these portals using our Visual WebTools product.

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

We have four wholly-owned operating subsidiaries:  Intellipay, Inc., TradeWorks Marketing, Inc., and FundWorks, Inc, which are all Delaware corporations, and Pacific WebWorks International, LTD, a United Kingdom limited company.  Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated to mass market our products and services.  FundWorks, Inc. was incorporated to provide operating lease arrangements for certain TradeWorks’ customers.  In July of 2007 we formed Pacific WebWorks International, LTD to market our products and services in Europe and also provide a vehicle for the establishment of offshore credit card processing capabilities.  To date we have not initiated any of these activities offshore.  We also hold a non-operating, discontinued operation, World Commerce Network, LLC.

Our Products

Even though small business, including small office/home office, typically understands how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically using the Internet.  Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools™ software, including our eBay submission tool, the Intellipay payment systems and our hosting services.

We provide a comprehensive one-stop solution that incorporates our integrated suite of e-commerce software tools, plus hosting, site management, and web design services.  By leveraging a shared commerce platform across many customers, we bring economies of scale to our customers.  We believe this structure allows our customers to focus on their business instead of technology, enabling them to achieve a much faster return on investments made in technology and to experience more success on the Internet.

Pacific WebWorks Product Characteristics

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

Contacts is a contact management program.  Companies that use our system can utilize WebContacts to organize information about all the entities they do business with, including customers, suppliers, distributors, potential customers, etc.  WebContacts will also enable them to capture information about people who visit their web site, if those visitors elect to supply contact information at the site.  This database functionality enables our customers to be more effective when using the web as a marketing and communications tool.

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

WebStats enables our customers to analyze visitor activities on their web sites in order to track pages viewed, hits, time of access, etc.  WebStats is a statistics program that provides detailed reports and graphs related to referring pages, geographic location of visitors, browsers and the operating systems web site visitors are using, what web pages generate hits, and what pages are the most popular.  WebStats can produce reports of business information, including year-long trends and the effectiveness of the clients’ sites.

Auction Connection is a module that allows Visual WebTools users to list inventory items with eBay at the click of a button.

Increase My Margin is a tool that allows eBay users to quickly and effectively analyze information and data related to the sale of thousands of products sold on eBay over a period of time.

Intellipay Product Characteristics

Intellipay Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations.  They allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks or at remote locations through their Nextel cell phone or at the physical point of sale.  The Intellipay products use the same standards used by all major commerce sites, industry standard security components and methods and has been tested under strict banking network procedures.  Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed.  Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 - 5 seconds) and returns the customer back to the business site.  Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.  Intellipay is entirely compliant with PCI 2.0, which is a combined security regulation for VISA and Mastercard.

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

ExpertLink™ is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web developers and application developers to build in the ePayment processing and various features, including batch management commands, duplicate transaction detection and management, and more.  Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

LinkSmart™ gives our online customers the ePayment features with minimal technical installation on their side. With LinkSmart, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them.  LinkSmart offloads many expensive mission-critical e-commerce tasks from the merchant.

Smart Terminal™ allows our customers to securely log into their Intellipay account from any Internet browser and authorize manual transactions and orders they have received through offline methods.  Smart Terminal supports industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-Intellipay authorized transactions, credits, partial credits and more. Most clients receive Smart Terminal along with LinkSmart or ExpertLink, but Smart Terminal can also be purchased as a stand-alone product.

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

Other Services and Products

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

Additionally, during 2008 we launched several new product offers including:

•

Amazing WebStores – allows users to set up a store to sell Amazon products directly from their web site.

•

SEO Supervisor – this product combines our Visual WebTools product with Google Adsense and Google Adwords.

•

“eSuccess2U.com” – our revolutionary new proprietary e-mail marketing system.

•

“Forex GTG.com.” –  a state of the art foreign exchange offer which teaches people how to trade in the foreign exchange markets.

•

InteformDirect.com – a virtual store that we market and maintain that sells golf equipment and accessories.   (See Historical Development, above)

These products have received an enthusiastic reception in the marketplace and have been a positive addition to our portfolio of virtual products.

Sales and Marketing

Previously our subsidiary TradeWorks Marketing conducted sales events throughout the United States. In July 2006 we discontinued our nationwide sales events, avoiding the excessive costs and risks associated with that type of sales campaign.  We have since initiated an aggressive online marketing strategy that has resulted in the addition of significantly greater numbers of customers and a significant increase in our recurring revenues.  This has been accomplished at considerably less risk and without the excessive costs associated with the nationwide marketing events.

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

We now market and sell our products primarily through a variety of online marketing partners and programs. We believe we are developing a substantial presence in our target market through a combination of broad channels of distribution, marketing strategy, unique proprietary technology, technical expertise, and full service hosting and web site maintenance.  It is our opinion that in the past, businesses which have attempted to maintain interactive web sites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their web sites, or retained contract “web professionals” to do so.  We believe our products allow small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost.

Competition

Our market is quickly evolving, is very competitive and subject to rapid technological change.  We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter our markets.  Many companies are now providing Internet services to small businesses.  Our success in our target market will depend upon our ability to establish successful ongoing marketing programs, build name brand recognition and to provide quality, cost-effective products and services to our customers.

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

In our estimation, few major competitors currently offer products comparable to the Visual WebTools™ product family.  We believe that our product provides a comparable service for a lower price than that provided by our competitors.  In addition, because we have focused our efforts on small businesses, including providing Internet tools which allow businesses to develop their own web sites, we believe that we will be better able to address our customer’s site development needs.

Our Intellipay payment system competes with AuthorizeNet products and certain VeriSign products, along with other companies that provide e-commerce solutions.  Our ability to successfully compete will depend upon a number of factors, including:

•

our ability to successfully maintain and sell existing products;

•

our ability to conceive, develop, improve, and market new products;

•

our ability to identify and take advantage of emerging technological trends within our target markets;

•

our ability to respond effectively to technological changes or new product announcements by competitors;

•

our ability to carve out “niche” markets in combination with our technologies;

•

our ability to recruit resellers who can market and sell our products and services in significant volumes to the market;

•

our ability to maintain satisfactory relationships with our online marketing partners; and

•

our ability to manage and maintain our merchant accounts.

We believe that we will need to make significant expenditures for research and development and marketing in the future to compete effectively.

Major Customers

Our client base includes nearly 40,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  In the past a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  While we continue to add resellers, we are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2008 we recorded research and development expense of $303,502 and during the year ended December 31, 2007, we recorded research and development expense of $307,490 primarily related to the maintenance of our technologies and the development of our new offerings.

Material Contracts

During 2007 we relied on Electric Lightwave, Inc. for telecommunications and Internet access.  This agreement was on a month-to-month basis and required that we pay approximately $3,500 per month for a dedicated DS3 Internet and telephone connection, and a redundant T-1.   This agreement was discontinued in March 2007 and was replaced with a telecommunications and Internet access agreement with Verizon Business Services, Inc. (“Verizon”).  The Verizon agreement, accepted on October 9, 2007, provides local and long distance telephone service and Internet service to 10MB burstable to 45 MB.

Employees

As of the date of this filing we have 21 employees in Pacific WebWorks.  We have five employees in administration, three in sales, marketing and design, two in operations, four development engineers and seven customer service personnel.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve months to remain competitive in our market and to capitalize on growth opportunities.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us.  Also, we may not be able to obtain additional funds on acceptable terms.  If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

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

•

fire,

•

earthquake,

•

power loss,

•

terrorist attacks,

•

harmful software programs,

•

telecommunications failure, and

•

unauthorized entry or other events.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We cannot assure you as to our independent auditors’, conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations.  The Internet is characterized by:

•

rapid technological change;

•

changes in advertiser and user requirements and preferences;

•

frequent new product and service introductions embodying new technologies; and

•

the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must:

•

enhance our existing products and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

•

license, develop or acquire technologies useful in our business on a timely basis; and

•

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

ITEM 2.  PROPERTIES

Our principal offices, including our main office and data center, are located in Salt Lake City, Utah.  On February 1, 2008 we entered a monthly lease agreement with Development Specialties, Inc. for 8700 square feet of office space.  Under the lease agreement we paid approximately $10,500 per month for the first year and the agreement called for annual rent increases each year for the term of the lease.  Our lease payment will be approximately $10,875 per month for the 2009 year.  The lease agreement provides for a five year term, expiring on February 1, 2013 and we have the option to buy out the remaining term of the less after three years for approximately $70,000.

ITEM 3.  LEGAL PROCEEDINGS

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we have engaged legal counsel to answer this complaint and vigorously defend our position.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Bulletin Board under the symbol “PWEB.”  The following table presents the range of the high and low bid prices of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2008
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.06 0.05 0.08 0.15	$ 0.04 0.04 0.04 0.05	$ 0.13 0.10 0.09 0.07	$ 0.07 0.07 0.05 0.02

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; or excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of March 2, 2009 we had 421 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends.  Instead, we intend to retain any earnings to finance the operation and expansion of our business.  We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On December 1, 2008, we issued an aggregate of 662,000 shares of restricted common stock to Donald R. Mayer, the owner of Universal Business Insurance, in consideration for the $33,100 renewal fee for the Corporation’s Officers and Directors Liability insurance.  We relied on an exemption from the registration requirements provided for a private transaction not involving a public distribution pursuant to Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Executive Overview

During the final quarter of 2008 we continued our recovery from the affiliate fraud attack suffered earlier in the year. This attack is the primary reason for the reduction in revenue of approximately $1,500,000 we suffered in 2008, resulting in lost profits and additional expenses, including opportunity costs related to merchant account problems attributable to this attack.  Systems and procedures have been put in place preventing the possibility of a similar attack in the future.  We solidified our relationship with our new credit card processing partner and resumed revenue growth quarter over quarter.  We went to market with a new e-mail marketing program, a foreign exchange trading program and we introduced our new golf accessories web store, Interform Direct.

Our market continues to be highly competitive.  We believe our product offerings and marketing strategies are among the strongest in the industry.  During 2009 we intend to focus on these areas along with a commitment to increasing customer retention through improved customer service and more targeted marketing.

Challenges continue to revolve around dealing with our rapid growth, in particular as it relates to retaining sufficient credit card processing capabilities.  We are negotiating several new processing options that we believe will relieve that strain.  While conventional merchant accounts are unreasonably confining and may affect our progress, the industry is beginning to recognize the problems related to conventional merchant accounts and we expect to see modified options develop in the marketplace.

We expect to see continued growth through 2009 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to continue these results.  Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

Historically we have relied upon revenues, loans, and equity transactions to fund our operations, but for 2007 we relied upon revenues and proceeds from the sale of our common and during 2008 where we relied on revenues.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

The majority of our revenues are from hosting, gateway and maintenance fees.  We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.

For 2008 our monthly cash outflows were primarily related to selling expenses which totaled $5,949,459 for the year and general and administrative expenses that totaled $2,361,847.  For the 2008 year our selling expense decreased 16.8% compared to 2007 due to reduced revenues and increased marketing efficiencies.   These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

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

Results of Operations

The following selected financial data for the year ended December 31, 2007 is based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, Fundworks and the discontinued operations of World Commerce Network, LLC, a non-operating company.  For the year ended December 31, 2008 the selected financial data includes those companies and our new majority owned subsidiary, PWI, LLC.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
SUMMARY OF BALANCE SHEET	2007	2008
Cash and cash equivalents	$ 891,062	$ 377,743
Total current assets	1,421,689	1,252,886
Total assets	4,465,572	4,482,215
Total current liabilities	1,125,974	526,316
Total liabilities	1,125,974	526,316
Accumulated deficit	(13,173,104)	(12,682,239)
Total stockholders’ equity	$ 3,339,598	$ 3,955,899

SUMMARY OF OPERATING RESULTS	2007	2008
Revenues, net	$ 10,711,771	$ 9,220,583
Cost of sales	364,482	230,621
Gross profit	10,347,289	8,989,962
Total operating expenses	10,208,397	8,648,876
Net income (loss) from continuing operations	138,892	341,086
Total other income (expense)	117,337	36,304
Income tax provision (benefit)	(600,000)	–
Net income (loss)	$ 876,229	$ 490,865
Basic net income per share from continuing operations	$ 0.02	$ 0.01

Our recorded net revenues decreased in 2008 when compared to 2007.  Our income from continuing operations also decreased due to the one time recognition of a $600,000 tax benefit in 2007.  After adjusting for the 2007 tax benefit for this one-time recognition, our income from continuing operations were essentially flat when compared to 2007.  Management expects future revenue increases to come largely from recurring residual income rather than from one-time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales decreased for 2008 compared to 2007 due to the elimination of seminar related expenses incurred under our old marketing methods.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

Total operating expenses decreased for 2008 compared to 2007 primarily due to decreases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Starting in November 2006 we shifted our focus from nationwide sales events to online marketing strategies and we anticipated that selling expenses would decrease as a percentage of revenues in the short term.   But selling expenses increased in 2007 due to increased costs related to our online marketing programs.  Selling expenses decreased in 2008 due to decreased marketing and increased marketing efficiencies.  Management anticipates that selling expense will increase overall but decrease as a percentage of revenues in 2009.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for 2008 compared to 2007 due to decreased expenses that accompanied the companies reduced revenues.  Management expects to see increases in general and administrative expenses in the short term consistent with continued increases in customer accounts expected in 2009.

Total other income for 2008 included interest income earned on certificates of deposit and other income from an insurance recovery on a stolen piece of equipment.  Other income for 2007 included interest income earned on certificates of deposit and the recovery of a previously booked expense offset by impairment of goodwill related to Intellipay and interest expense related to a loan payable.

Having attained profitability for the year ended December 31, 2007 we booked a one-time estimated tax benefit based upon projected future earnings.  Based upon our accumulated net operating losses, a $600,000 deferred tax asset and related income tax benefit was recorded at the 2007 year end.

Due to a marked improvement in net income from operations we recorded net income and income per share for both 2007 and 2008.

Off-balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,875 per month as of February 2009.  Our total current liabilities at December 31, 2008, included accounts payable of $382,014 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $39,311 were primarily the result of payroll related liabilities and sales commission, offset by estimated refunds and factoring obligations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of December 31, 2008, World Commerce Network’s accrued liabilities totaled $101,799.

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

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks.  If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  The fair value of Intellipay is estimated using both cash flow information from internal budgets and multiples of revenue.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  We performed a goodwill impairment test during 2008 and concluded that was no impairment indicators of goodwill.

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2008.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Valuing stock options - We measure and record compensation cost relative to performance stock option costs in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation", which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date of grant.  The fair value of the option grant is established at the date of grant using the Black-Scholes option pricing model based on assumptions related to the five year risk free interest rate, dividend yield, volatility, and average expected term (years to exercise).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

CONTENTS

Report of Registered Independent Public Accounting Firm

22

Consolidated Balance Sheets

23

Consolidated Statements of Operations

24

Consolidated Statements of Stockholders’ Equity

25

Consolidated Statements of Cash Flows

26

Notes to the Consolidated Financial Statements

27

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Webworks, Inc. and Subsidiaries

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

March 27, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Pacific Webworks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2008

CURRENT ASSETS
Cash and cash equivalents	$891,062	$377,743
Receivables
Trade, less allowance
for doubtful receivables of$45,975 in 2007 and $0 in 2008	279,403	518,709
Prepaid expenses and other current assets	96,027	142,824
Inventory	70,419	139,423
Deferred tax asset	84,778	74,187

Total Current Assets	1,421,689	1,252,886

PROPERTY AND EQUIPMENT, NET AT COST	83,464	96,665

Restricted cash	487,472	649,899
Goodwill	1,946,253	1,946,253
Deferred tax asset	515,222	525,813
Deposits	11,472	10,699

Total Assets	$4,465,572	$4,482,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$828,792	$382,014
Accrued liabilities	71,414	39,311
Deferred revenue	10,494	3,192
Current liabilities from discontinued operations	215,274	101,799

Total Current Liabilities	1,125,974	526,316

Total Liabilities	1,125,974	526,316

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 40,526,895 shares
in 2007 and 41,663,895 shares in 2008	40,527	41,664
Additional paid-in capital	16,472,175	16,596,474
Accumulated deficit	(13,173,104)	(12,682,239)

Total Stockholders' Equity	3,339,598	3,955,899

Total Liabilities and Stockholders' Equity	$4,465,572	$4,482,215

The accompanying notes are an integral part of these consolidated financial statements

Pacific Webworks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2008
Revenues
Software, access and license fees	$1,250,366	$474,015
Hosting, gateway and maintenance fees	8,968,344	8,741,545
Training and education	196,556	-
Merchant accounts, design and other	296,505	5,023
	10,711,771	9,220,583
Cost of Sales	364,482	230,621
Gross Profit	10,347,289	8,989,962
Selling expenses	7,151,289	5,949,458
Research and development	307,490	303,502
General and administrative	2,718,961	2,361,847
Depreciation and amortization	30,657	34,069
Total Operating Expenses	10,208,397	8,648,876
Net Income from Operations	138,892	341,086
Other Income (Expense)
Interest income	18,608	7,192
Interest expense	(15,534)	-
Other income (expense), net	114,263	29,112
Total Other Income (Expense)	117,337	36,304

Net Income from Continuing Operations Before Income Taxes	256,229	377,390

Income Tax Provision/(Benefit)	(600,000)	-
Income Tax Expense	-	-

Income from Continuing Operations	$856,229	$377,390

Discontinued Operations
Income from operations of discontinued World Commerce
Network, LLC (including income on disposal of $20,000, net of tax)	$20,000	$113,475
NET INCOME	$876,229	490,865

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.02	$0.01
Income from discontinued operations, net of tax	0.00	0.00
Net income	$0.02	$0.01
Diluted
Income from continuing operations	$0.02	$0.01
Income tax expense	0.00	0.00
Net income	$0.02	$0.02

Weighted-average common shares outstanding
Basic	36,495,251	41,663,895
Fully Diluted	36,704,251	45,225,756

The accompanying notes are an integral part of these consolidated financial statements

Pacific Webworks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
For the Period January 1, 2007 through December 31, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2007	35,426,895	$35,427	$16,180,898	$(14,049,333)	$2,166,992

Issuance of stock for insurance policies	600,000	600	28,694	-	29,294

Issuance of common stock for cash	3,500,000	3,500	171,500	-	175,000

Issuance of stock for consulting services	1,000,000	1,000	49,000	-	50,000

Valuation of stock options	-	-	42,083	-	42,083

Net income for the year ended December 31, 2007	-	-	-	876,229	876,228

Balances at December 31, 2007	40,526,895	40,527	16,472,175	(13,173,104)	3,339,598

Issuance of stock for insurance policies	1,062,000	1,062	64,622	-	65,684
					-
Issuance of common for exercised options	75,000	75	4,625	-	4,700
					-
Valuation of stock options	-	-	55,052	-	55,052
					-
Net income for year ended December 31, 2008	-	-	-	490,865	490,865

Balances at December 31, 2008	41,663,895	$41,664	$16,596,474	$(12,682,239)	$3,955,899

 The accompanying notes are an integral part of these consolidated financial statements

Pacific Webworks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2007	2008

Cash Flows From Operating Activities
Net Income	$876,229	$490,865

Adjustments to reconcile net income
to net cash used in operating activities
Depreciation & amortization	30,657	34,069
Stock issued for services	79,473	65,685
Valuation of stock options	42,083	55,052
Bad debt expense	201,269	-
Changes in assets and liabilities
Deferred tax asset	(600,000)	-
Receivables	(321,793)	(238,535)
Prepaid expenses and other assets	(52,027)	(46,796)
Inventory	(70,419)	(69,004)
Accounts payable and accrued liabilities	654,442	(478,881)
Current liabilities from discontinued operations	-	(113,475)

Deferred revenue	(17,340)	(7,302)

Net cash provided (used) by operating activities	822,574	(308,322)

Cash flows from investing activities
Purchases of property and equipment	(23,437)	(47,270)
Cash on reserve with bank (restricted cash)	(375,708)	(162,427)

Net cash (used) by investing activities	(399,145)	(209,697)

Cash flows from financing activities
Proceeds on issuance of stock from exercise of options	-	4,700
Proceeds on issuance of stock	75,000.00	-
Payment of note payable	(100,000.00)	-

Net cash provided by financing activities	75,000	4,700

Net increase/(decrease) in cash and cash equivalents	498,429	(513,319)

Cash and cash equivalents at beginning of period	392,633	891,062

Cash and cash equivalents at end of period	$891,062	$377,743

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	1,200	1,200
Non-cash financing activities:	-	-
Stock issued for services	79,473	65,685

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., PWI, LLC and World Commerce Network, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The operations of World Commerce Network, LLC have been discontinued. On July 31, 2007 the Company formed Pacific WebWorks International, LTD, a United Kingdom limited company.  Pacific WebWorks, Interanational, LTD is currently nonoperating.

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

Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an additional impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company’s Intellipay business unit operates in one principal business segment, a provider of online credit card gateway services.

 In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during 2006 and concluded that the carrying amount of goodwill exceeds the implied fair value of the goodwill, accordingly an impairment loss was recognized in December 2006 of $1,000,000.  At December 31, 2008, the company determined that there was no impairment to goodwill.

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

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees. Revenues from up-front fees are deferred and recognized over the period services are performed ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

In an arrangement with multiple deliverables, the delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Trade Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts receivable and the corresponding allowance for doubtful accounts are reviewed for collectiblitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $0 and $201,269 for the period ended December 31, 2008 and 2007.

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

Research and development costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the year ended December 31, 2007 and 2008 was $307,490 and $303,502 respectively.

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

Capital Structure

The Company has 50,000,000 shares authorized of voting common stock with 41,663,895 issued and outstanding.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consisting of golf equipment, sports apparel, health supplements, and electronics totaling $139,423 and $70,419 at December 31, 2008 and 2007, respectively.  The allowance for obsolete inventory is $0 at December 31, 2008 and 2007.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Earnings per share:

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS No. 128, "Earnings per Share," common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  The average market price of the Company's common stock during the years ended December 31, 2007 and 2008 was $0.06 and $0.06, respectively.  Potentially issuable common shares totaling 209,000 and 3,561,861 related to options were included in the calculation of diluted earnings per share for the period ended December 31, 2007 and 2008, respectively.

Year ended December 31,
Statement of Operations Summary Information		2007	2008

Numerator:	Income from continuing operations	$ 856,229	$ 377,390
	Income from discontinued operations, net of tax	$ 20,000	$ 113,475
	Net income	$ 876,229	$ 490,865

Denominator:	Weighted-average common shares outstanding
	Basic	36,495,251	41,663,895
	Diluted	36,704,251	45,225,756

EARNINGS PER SHARE:
Basic
	Income from continuing operations	$ 0.02	$ 0.01
	Income from discontinued operations, net of tax	$ 0.00	$ 0.00
	Net income	$ 0.02	$ 0.01
Diluted
	Income from continuing operations	$ 0.02	$ 0.01
	Income from discontinued operations, net of tax	$ 0.00	$ 0.00
	Net income	$ 0.02	$ 0.02

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 2 –  PROPERTY AND EQUIPMENT

			Estimated
	December 31		useful
Property and equipment includes the following	2007	2008	life (years)

Computer Equipment	$ 368,286	$ 371,713	3-5
Equipment	170,401	194,822	2-10
Software	111,977	111,976	1-3
Furniture and Fixtures	89,567	99,040	3-10
Leasehold Improvements	5,514	15.409	Lesser of Lease or Useful Life
	745,744	792,960
Less Accumulated Depreciation	(662,280)	(696,295)
	$ 83,464	$ 96,665

Depreciation expense for the years ended December 31, 2007 and 2008 was $30,657 and $34,069, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2007	2008
Payroll related liabilities	85,329	49,405
Sales commissions	3,564	-
Refunds and factor	(20,019)	(12,384)
Income tax payable	2,100	2,100
Other	440	190
	$ 71,414	$ 39,311

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock Issuance

During January 2008, the Company issued 400,000 shares of its common stock for payment of $32,585 related to insurance premiums.  The term of the policy coverage is August 2007 through August 2008.  The Company recognized expenses of $8,146 immediately for the period between August 2007 and December 31, 2007.  The remaining amount has been recognized over the term of the policy on a straight-line basis.  At December 31, 2008 the remaining amount of $24,439 has been recognized in the Company’s statements of operations.

During December 2008, the Company issued 662,000 shares of its common stock for payment of $33,100 related to insurance premiums.  The term of the policy coverage is August 2008 thru August 2009.  The Company recognized expenses of $13,792 immediately for the period between August 2008 and December 31, 2008.  The remaining amount will be recognized over the term of the policy on a straight-line basis.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 4 - STOCKHOLDERS’ EQUITY – CONTINUED

During January 2008, a former employee of the Company exercised vested options.  The Company issued 75,000 shares of its common stock for payment of $4,700.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the

Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2008.

During 2007, the Company granted 1,540,000 common stock options to employees as part of their incentive plan.  The options vest 1/2 upon grant and 1/2 over the next six months.  The options can be exercised at a price of$0.061 any time after vesting for a period of five years from the date of grant. During 2008, the Company granted a total of 1,765,000 common stock options to employees as part of the plan.  The options vest 1/2 upon grant and 1/2 over the next six months.  The options can be exercised at a price of $0.04 any time after vesting for a period of five years from the date of grant.

A summary of our common stock options as of December 31, 2007 and 2008, and the changes during 2007 and 2008 are presented below:

	Stock options	Exercise price	Weighted-average exercise price

Outstanding at January 1, 2007	7,822,651	$0.048 - $0.87	$0.25
Granted	1,540,000	$0.061	$.061
Exercised	-	-	-
Forfeited	(810,000)	$0.048 - $.087	$0.22
Outstanding at December 31, 2007	8,552,651	$0.048 - $0.87	$0.23
Granted	1,765,000	$0.04	$0.04
Exercised	(75,000)	$0.048 - $0.07	$0.06
Forfeited	(1,840,000)	$0.048 - $0.07	$0.23
Outstanding at December 31, 2008	8,402,651	$0.048 - $0.87	$0.24

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, "Share- based Payment" (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2006 and 2007 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  As a result $42,083 and $55,052 was recognized for the years ended December 31, 2007 and 2008 respectively.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 4 - STOCKHOLDERS’ EQUITY - CONTINUED

The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2008
Five Year Risk Free Interest Rate	4.42%	2.90%
Dividend Yield	0%	0%
Volatility	100%	81%
Average Expected Term (Years to Exercise)	5	5

Employee stock options outstanding and exercisable under this plan as December 31, 2008 are:

Options outstanding
	Number outstanding	Weighted-average exercise price	Weighted- average remaining contractual life (years)
Exercise price

0.87	40,151	0.87	2.25
0.75	1,562,500	0.75	2.25
0.12	1,435,000	0.12	1.50
0.07	1,235,000	0.07	0.50
0.048	960,000	0.048	2.00
0.061	1,405,000	0.061	3.75
0.04	1,765,000	0.04	4.75
	8,402,651
Options exercisable
Exercise price	Exercisable	Weighted-exercise price	Contractual life (years)
0.87	40,151	0.87	2.25
0.75	1,562,500	0.75	2.25
0.12	1,435,000	0.12	1.50
0.07	1,235,000	0.07	0.50
0.048	960,000	0.048	2.00
0.061	1,405,000	0.061	3.75
0.04	882,500	0.04	4.75
	7,520,151

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 5 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2007 and December 31, 2008:

	December 31, 2007	December 31, 2008
	World Commerce	World Commerce
	Network, LLC	Network, LLC

ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	64,010	-
Accrued liabilities	151,264	101,799
Total current liabilities	$ 215,274	$ 101,799

Net current liabilities	$ 215,274	$ 101,799

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the LLC is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2007 and December 31, 2008 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2007 representing its estimated liability for this matter.  Legal counsel asserts that an unfavorable outcome is unlikely and, therefore, the Company has recovered these amounts as income from discontinued operations at December 31, 2008 per the provisions of SFAS #5 “Accounting for Contingencies.”

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 6 – COMMITMENTS

Operating Leases

The Company has entered into a 5 year lease in 2008 for approximately 8,000 square feet of commercial business office space at $10,500 per month in the first year, escalating by approximately $350-$375 monthly at the beginning of each new lease year.  The following is a schedule of future minimum lease payments under the operating lease agreement:

Year	Lease Commitment
2009	$ 130,500
2010	$ 130,500
2011	$ 135,000
2012	$ 139,200
2013	$ 143,400

The Company records rent on a straight line basis over the life of the lease in accordance with FTB 85-3.

Rent expense for the years ending December 31, 2008 and December 31, 2007 was $125,007 and $105,185, respectively.

Litigation

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we have engaged legal counsel to answer this complaint.  Legal counsel asserts that an unfavorable outcome is unlikely and, therefore, the Company has not accrued for a contingent liability per the provisions of SFAS #5 “Accounting for Contingencies.”

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 7 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

The Companies utilize the liability method of accounting for income taxes for earnings of the Company. Income taxes (benefit) for the Company consist of the following:

	12/31/2007	12/31/2008
Current
Federal	$ -	$ -
State	$ -	$ -
Deferred
Change in deferred tax asset	$ (83,858)	$ 450,941
Change in valuation allowance	$ (516,142)	$ (450,941)
Income tax expense/(benefit)	$ (600,000)	$ -

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 7 - INCOME TAXES - CONTINUED

Reconciliation of income taxes computed at the federal statutory rate and income tax expenses are as follows:

	12/31/2007	12/31/2008
Federal income taxes at statutory rate	$ 93,918	$ 171,583
State income taxes net of federal benefit	9,182	18,536
Change in the Valuation Allowance	$ (516,143)	(450,941)
Non-deductible Goodwill Impairment	-	-
Net operating loss carryforward	$ (186,956)	219,530
Other	-	41,292
Total	$ (600,000)	$ -

Deferred taxes consist of the following:

Current
Allowance for doubtful accounts	$ 11,190	$ -
Deferred expenses	(1,011)	(411)
Net operating loss carryforwards	$ 74,600	$ 74,601
Total Current	$ 84,779	$ 74,190

Long Term
Net operating loss carryforwards	$ 3,525,420	$ 3,306,779
Capital loss carryforwards	219,530	-
Excess book depreciation and amortization	$ 50,560	$ 48,381
Total Long-Term	$ 3,795,510	$ 3,355,160

Less Valuation Allowance	$ (3,280,290)	$ (2,829,350)

Net Tax Assets	$ 600,000	$ 600,000

During the current year the Company incurred net income. During the prior year the Company recorded a net deferred tax asset and income tax benefit in the financial statements due to the net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits was established.  Based on an analysis of the Company net operating losses, a $600,000 deferred tax asset and related income tax benefit was recorded in 2007 and continues as a deferred tax asset on the books at 12/31/08. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to $600,000. The decrease in the valuation allowance was $450,941 for the year ended December 31, 2008.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $9,000,000 and $9,500,000 respectively, expiring through 2028.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 8 - SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended December 31, 2007[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	Discontinued Operations [b]	Total
Revenues, net	$9,483,517	$566,787	$541,467	$120,000	$ -	$ 10,711,771
Net income(loss)	$2,429,594	$203,168	$(1,811,726)	$ 35,193	$ 20,000	$ 876,229

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

The year ended December 31, 2008[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	PWI, LLC	Discontinued Operations[b]	Total
Revenues, net	$8,707,710	$479,959	$16,788	$13,888	$2,238	$ -	$9,220,583
Net income(loss)	$1,740,298	$99,538	$(1,449,065)	$(15,871)	$2,490	$113,475	$490,865

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  The Company is currently evaluating the impact of SFAS No. 163.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SGAS No. 162 on its financial position and results of operations.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, ”Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  We are currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change or disagreement with our independent registered public accounting firm during the past two fiscal years.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.  Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

•

reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2008, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

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

Name	Age	Position Held	Director Term of Office
Kenneth W. Bell	59	Chairman of the Board Chief Executive Officer Treasurer	January 2001 until next annual meeting.
Christian R. Larsen	34	Director President	April 1999 until next annual meeting.
R. Brett Bell	33	Chief Financial Officer Secretary

Kenneth W. Bell – Kenneth Bell has served as Chairman of the Board since April 2004 and has served as Treasurer since July 2004.  He has served as our Chief Executive Officer since January 2001.  Prior to that time, he was President and Chief Executive Officer of Logio, Inc., our former subsidiary.  He formerly served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company.  He has over thirty years experience in a variety of finance and management positions, including employment for fifteen years in the commercial banking industry in Utah and California.  Mr. Bell received a Bachelor’s degree from Brigham Young University in 1972.

Christian R. Larsen – Mr. Larsen has served as our President since April 1999.  He served as our Chief Executive Officer from April 1999 through January 2001.  Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks.  He has over fifteen years experience providing computer consulting and business management services.

R. Brett Bell – Effective January 1, 2009, Brett Bell was appointed Chief Financial Officer of Pacific WebWorks.  He has served as corporate Secretary since April 2004.  He served as Vice President of Finance from January 2008 through December 2008.  He has been employed as a controller for Pacific WebWorks since 2001.  Prior to becoming a controller for Pacific WebWorks, he held positions in Investor Relations and Accounting with Logio, Inc.  He studied Economics and Finance at the University of Utah.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, and representations that Forms 5 were not required, we believe such forms were filed in a timely manner.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, Messrs. Kenneth Bell and Larsen, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total ($)
Kenneth W. Bell CEO	2008	125,791	79,500	13,000	218,291
	2007	116,583	74,834	16,775	208,192
Christian R. Larsen President	2008	102,250	78,500	12,000	192,750
	2007	91,583	70,666	15,250	177,499
R. Brett Bell CFO	2008	91,364	76,500	11,000	178,864
	2007	80,698	66,500	13,725	160,923

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

Retirement Benefits or Other Arrangements

We offer a SIMPLE IRA plan to our full time employees, including our executive officers.  This plan provides that each employee may elect to contribute to an individual retirement plan through salary reduction contributions.  During the year ended December 31, 2008 the company did not contribute to a retirement plan for an executive officer.

We have described above the agreements we have entered into with our named executive officers regarding resignation, retirement or other termination following a change in control.

Outstanding Equity Awards

The following table shows the outstanding equity awards of our named executive officers at December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Kenneth W. Bell	37,878 600,000 250,000 275,000 200,000 275,000 162,500 –	– – – – – – – 162,500	– – – – – – – 162,500	$ 0.87 0.75 0.07 0.12 0.048 0.061 0.04 0.04	1/31/2011 4/4/2011 10/20/2009 10/7/2010 10/9/2011 10/12/2012 10/15/2013 10/15/2013
Christian R. Larsen	300,000 325,000 250,000 250,000 175,000 250,000 150,000 –	– – – – – – – 150,000	– – – – – – – 150,000	$ 0.04 0.75 0.07 0.12 0.048 0.061 0.04 0.04	10/15/2013 4/4/2011 10/20/2009 10/7/2010 10/9/2011 10/12/2012 10/15/2013 10/15/2013
R. Brett Bell	2,273 35,000 175,000 225,000 150,000 225,000 137,500 –	– – – – – – – 137,500	– – – – – – – 137,500	$ 0.87 0.75 0.07 0.12 0.048 0.061 0.04 0.04	1/31/2011 4/4/2011 10/20/2009 10/7/2010 10/9/2011 10/12/2012 10/15/2013 10/15/2013

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	8,402,651	$ 0.24	1,597,349
Total	8,402,651	$ 0.24	1,597,349

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

All of Pacific WebWorks and our subsidiaries’ employees are eligible for incentive stock options.  Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights.  We currently have twenty-one employees, officers and directors eligible to participate in the plan.  An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors.  As of the date of this filing, we do not have any independent directors.

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

On October 15, 2008 we issued options to purchase 1,765,000 shares of common stock pursuant to plan.  These stock options have an exercise price of $0.04 per share and expire five years from the date of issuance.  One half of the options vested upon grant and the other half vest April 16, 2009, six months from the date grant.

During the year ended December 31, 2008, an aggregate of 1,840,000 options previously granted under the plan expired or were forfeited.  As of December 31, 2008, the board of directors has granted options under the plan to acquire an aggregate of 8,402,651 shares of common stock with exercise prices ranging from $0.04 to $0.87 per share.  Of the options outstanding, 7,520,151 are exercisable and the remainder vest periodically through October 2013.  This plan continues in effect until March 8, 2011, unless terminated by the board of directors.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of a person or group who beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 41,663,895 shares of common stock outstanding as of March 2, 2009, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Kenneth W. Bell	2,180,189 (1)	5.0
Christian R. Larsen	2,428,000 (2)	5.6
R. Brett Bell	1,088,031 (3)	2.5
All executive officers and directors as a group	5,696,220	12.3

(1)

Represents 217,311 shares and options to purchase 1,962,878 shares.

(2)

Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate and options to purchase 1,550,000 shares.

(3)

Represents 758 shares and options to purchase 1,087,273 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

We have not engaged in any transactions during the past two fiscal years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by Nasdaq Stock Market Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2007	2008
Audit fees	$ 10,983	$ 25,750
Audit-related fees	0	9,090
Tax fees	4,046	3,400
All other fees	$ 0	$ 0

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

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed March 31, 2008)

10.2

Lease Agreement between Pacific WebWorks, Inc. and Development Specialties, Inc., dated February 1, 2008 (Incorporated by reference to exhibit 10.2 for Form 10-K filed March 31, 2008)

10.3

Form of employment agreement for executive officers, dated January 1, 2008 (Incorporated by reference to exhibit 10.4 for Form 10-KSB, filed April 2, 2008)

21.1

Subsidiaries of Pacific WebWorks, Inc.

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

Date:  March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth W. Bell

Kenneth W. Bell

Chairman of the Board

Chief Executive Officer

Treasure,

Date:  March 31, 2009

/s/ Christian R. Larsen

Christian R. Larsen

Director

President

Date:  March 31, 2009

/s/ R. Brett Bell

R. Brett Bell

Chief Financial Officer

Secretary

Date:  March 31, 2009