Form 10-Q
period 2009-03-31
PACIFIC WEBWORKS INC
filed 2009-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 41,663,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Cash Flows

  Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

12

Item 4T.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

12

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of March 31, 2009 and our statements of operations for the three month periods ended March 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2008	2009
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$377,743	$408,790
Receivables
Trade, less allowance
for doubtful receivables of
$0 in 2008 and
$0 in 2008	518,709	1,604,238
Prepaid expenses and other current assets	142,824	133,137
Inventory	139,423	134,340
Deferred tax asset	74,187	-

Total Current Assets	1,252,886	2,280,505

PROPERTY AND EQUIPMENT, NET AT COST	96,665	96,960

Restricted cash	649,899	396,690
Goodwill	1,946,253	1,946,252
Deferred tax asset	525,813	440,460
Deposits	10,699	10,699

Total Assets	$4,482,215	$5,171,566

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$382,014	$746,852
Accrued liabilities	39,311	45,656
Deferred revenue	3,192	-
Current liabilities from discontinued operations	101,799	101,799

Total Current Liabilities	526,316	894,307

Total Liabilities	526,316	894,307

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 41,663,895 shares
in 2008 and 41,663,895 shares in 2009	41,664	41,664
Additional paid-in capital	16,596,474	16,608,139
Accumulated deficit	(12,682,239)	(12,372,544)

Total Stockholders' Equity	3,955,899	4,277,259

Total liabilities and stockholders' equity	$4,482,215	$5,171,566

The accompanying notes are an integral part of these financial statements.

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2008	2009
Revenues
Software, access and license fees	$227,886	$66,870
Hosting, gateway and maintenance fees	2,887,394	3,165,133
Training and education	-	-
Merchant accounts, design and other	10,754	5,915
	3,126,034	3,237,919
Cost of Sales	34,371	50,593
Gross Profit	3,091,663	3,187,326

Selling expenses	2,278,363	1,966,419
Research and development	80,630	81,799
General and administrative	687,482	663,531
Depreciation and amortization	8,088	8,210

Total Operating Expenses	3,054,563	2,719,959
Net Income from Operations	37,100	467,367

Other Income (Expense)
Interest income	4,855	1,868
Interest expense	-	-
Other income (expense), net	15,006	-
Total Other Income (Expense)	19,861	1,868

Net Income from Continuing Operations Before Income Taxes	56,961	469,235

Income Tax Provision/(Benefit)	-
Income Tax Expense	19,367	159,540
Income from Continuing Operations	$37,594	$309,695

Discontinued Operations
Income from operations of discontinued World
Commerce Network, LLC (including income
on disposal of $20,000, net of tax)	$-	$-

NET INCOME	$37,594	$309,695

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.00	$0.01
Income from discontinued operations, net of tax	$-	$-
Net income	$0.00	$0.01
Diluted
Income from continuing operations	$0.00	$0.01
Income tax expense	-	$-
Net income	$0.00	$0.01
Weighted-average common shares outstanding
Basic	40,873,873	41,663,895
Fully Diluted	42,376,423	41,663,895

The accompanying notes are an integral part of these financial statements.

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unadutied)

	For the three months ended
	March 31,
	2008	2009
Cash Flows From Operating Activities
Net Income	$37,594	$309,695
Adjustments to reconcile net income
to net cash used in operating activities
Depreciation & amortization	8,088	8,210
Stock issued for services	-	-
Valuation of stock options	-	11,665
Bad debt expense	-	-
Changes in assets and liabilities
Deferred tax asset	19,367	159,540
Receivables	33,626	(1,085,528)
Prepaid expenses and other assets	(13,493)	9,687
Inventory	-	5,083
Accounts payable and accrued liabilities	238,033	371,183
Current liabilities from discontinued operations	-	-
Deferred revenue	3,990	(3,192)

Net cash provided (used) by operating activities	327,205	(213,657)

Cash Flows From Investing Activities
Purchases of property and equipment	(20,779)	(8,505)
Cash on reserve with bank (restricted cash)	(82,365)	253,209

Net cash provided (used) by investing activities	(103,144)	244,704

Cash Flows From Financing Activities
Proceeds on issuance of stock from exercise of options	4,700.00	-
	-	-
Net cash provided by financing activities	4,700	-

Net increase/(decrease) in cash and cash equivalents	228,761	31,047

Cash and cash equivalents at beginning of period	891,062	377,743

Cash and cash equivalents at end of period	$1,119,823	$408,790

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	1,200	1,200
Non-cash financing activities:	-	-
Stock issued for services	-	-

The accompanying notes are an integral part of these financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three-months ended March 31, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

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

During the first quarter of 2009 we successfully transitioned our marketing focus away from the higher risk, less profitable incentivized marketing arena to a more efficient, non-incentivized marketing approach, resulting in significantly higher profit margins when compared to the first quarter of 2008.  While revenues for the first quarter of 2009 were up only slightly compared to the first quarter 2008, profitability increased by a significant amount.

Our overall financial condition and liquidity continue to improve. We expect revenues and earnings will continue to grow. Our biggest challenge continues to be in the area of maintaining sufficient credit card processing capabilities to keep up with our growth.  We are negotiating several new processing options that we believe will relieve that strain.  While conventional merchant accounts are unreasonably confining and may affect our progress, the industry is beginning to recognize the problems related to conventional merchant accounts and we expect to see modified options develop in the marketplace.

Our market continues to be highly competitive.  We believe our product offerings and marketing strategies are among the strongest in the industry.  During the upcoming year we intend to focus on these areas along with a commitment to increasing customer retention through improved customer service and more targeted marketing.

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

Liquidity and Capital Resources

During 2008 and the three month period ended March 31, 2009 (the “2009 first quarter”) we have relied primarily on revenues to fund our operations.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

The majority of our revenues are from hosting, gateway and maintenance fees and we are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.

For the 2009 first quarter our cash outflows were primarily related to selling expenses which totaled $1,966,418 and general and administrative expenses that totaled $663,531.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

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

In the event that we decide to rely on equity offerings for additional funding or services, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,875 per month as of February 2009.  Our total current liabilities at March 31, 2009 included accounts payable of $746,852 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $45,656 were primarily the result of payroll related liabilities and sales commission, offset by estimated refunds and factoring obligations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 for the 2009 first quarter as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.

We continue to work through various matters related to these liabilities and management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and the discontinued operations of World Commerce Network, LLC, a non-operating company for the three month periods ended March 31, 2008 and 2009.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2008	Three month period ended Mar. 31, 2009
Cash and cash equivalents	$ 377,743	$ 408,790
Total current assets	1,252,886	2,280,505
Total assets	4,482,215	5,171,566
Total current liabilities	526,316	894,307
Total liabilities	526,316	894,307
Accumulated deficit	(12,682,239)	(12,372,544)
Total stockholders’ equity	$ 3,955,899	$ 4,277,259

Total assets increased at March 31, 2009 as compared to December 31, 2008 primarily as a result of an increase in receivables.  At March 31, 2009 total liabilities increased compared to the 2008 year end primarily as a result of increases in accounts payable related to our online marketing budget.  Our accumulated deficit continued to decrease at March 31, 2009 as a result of posting net income for the 2009 first quarter.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three month period ended March 31
	2008	2009
Revenues, net	$ 3,126,034	$ 3,237,918
Cost of sales	34,371	50,593

	Three month period ended March 31
	2008	2009
Gross profit	3,091,663	3,187,325
Total operating expenses	3,054,563	2,719,958
Total other income (expense)	19,861	1,868
Net income from continuing operations	56,961	469,235
Income tax expense	19,367	159,540
Net income	37,594	309,695
Net income per share - basic	$ 0.00	$ 0.01

Our net revenues increased for the 2009 first quarter compared to the three month period ended March 31, 2008 (the “2008 first quarter”) and our net income from continuing operations increased for the 2009 first quarter as a result of decreased selling expenses as compared to the 2008 first quarter.  Management expects future revenue increases to come largely from recurring residual income rather than from one-time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  The cost of sales increased for the 2009 first quarter compared to the 2008 first quarter primarily due to increased marketing.  Management anticipates that cost of sales will increase in the short term as we continue to focus on growth.

Total operating expenses decreased for the 2009 first quarter compared to the 2008 first quarter primarily due to decreases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Selling expenses decreased in 2009 first quarter due to improved marketing efficiencies.  Management anticipates that selling expense will increase overall but decrease as a percentage of revenues in the short term.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased slightly for the 2009 first quarter compared to 2008 first quarter and management expects to see increases in general and administrative expenses in the short term consistent with continued increases in customer accounts expected in 2009.

Total other income for the 2009 first quarter included interest income from certificates of deposit.  Total other income for the 2008 first quarter represented interest income earned on certificates of deposit and the recovery of a previously booked expense offset by impairment of goodwill related to Intellipay.

Due to decreased selling expenses in the 2009 first quarter, our net income improved significantly when compared to the 2008 first quarter and we also recorded net earnings per share for the 2009 first quarter.

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

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks.  If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  The fair value of Intellipay is estimated using both cash flow information from internal budgets and multiples of revenue.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  We performed a goodwill impairment test during 2008 and concluded that there were no impairment indicators of goodwill.

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2009.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we intend to vigorously defend our position.  In May 2009 we filed an answer to the complaint and filed a cross complaint seeking damages.

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

Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve to twenty-four months to remain competitive in our market and to capitalize on growth opportunities.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us.  Also, we may not be able to obtain additional funds on acceptable terms.  If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

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

Fire

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

We may experience difficulty maintaining sufficient credit card processing capabilities to keep up with our growth.

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  These limitations could limit our growth potential and impact our earnings in a negative manner.

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

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3.1

Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 for Form 10-Q filed

November 13, 2001)

3.2

Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

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

PACIFIC WEBWORKS, INC. By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial Officer, and Chairman of the Board	Date: May 14, 2009
By: /s/ R. Brett Bell R. Brett Bell Chief Financial Officer and Secretary	Date: May 14, 2009