Form 10-K/A
period 2007-12-31
PACIFIC WEBWORKS INC
filed 2009-07-06
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0627910 (I.R.S. Employer Identification No.)
230 West 400 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

 Registrant’s telephone number, including area code:   (801) 578-9020

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

The number of shares outstanding of the registrant’s common stock as of June 24, 2009 was 41,663,895.

Documents incorporated by reference:  None

EXPLANOTORY NOTE

The Securities and Exchange Commission (the “SEC”) conducted a limited review of our Form 10-K for the year ended December 31, 2007 and requested that we revise and amend certain disclosures in this Form 10-K.  Note 12 of the attached financial statements outlines the revisions that have been made to the financial statements and we have revised “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition we have revised “Item 9A(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.  Other than these changes, the disclosures in this amended report are as of the initial filing date of March 31, 2008 and this report does not include subsequent events.

TABLE OF CONTENTS

PART II

Item 6.  Selected Financial Data

3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

3

Item 8.  Financial Statements and Supplementary Data

9

Item 9A(T).  Controls and Procedures

30

PART IV

Item 15.  Exhibits, Financial Statement Schedules

31

Signatures

31

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Executive Overview

Pacific WebWorks, Inc. enjoyed a record year in 2007.  Revenues of $10,711,770 for the year ended December 31, 2007 (“2007") amounted to 250% of revenues of $4,299,681 for the year ended December 31, 2006 (“2006") and represented a record for annual revenues for the company.  Additionally, the company generated record net income of $856,229 for 2007 due in large part to a one-time $600,000 recognition of a tax benefit.  The increase in net income was an improvement from a net loss of $1,026,433 for the previous year ended.  Earnings per share for 2007 increased to $0.02 per share, up from a loss per share of $0.03 for 2006.  Cash provided by operating activities increased by in excess of $1.1 million for 2007 over 2006.

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

We are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  For 2007 our monthly cash outflows were primarily related to selling expenses which totaled $7,151,288 for the year and general and administrative expenses that totaled $2,718,962.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

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

	Year ended December 31,
	2006	2007
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 392,633	$ 891,062
Total current assets	584,217	1,421,689
Total assets	2,746,390	4,465,572
Total current liabilities	579,398	1,125,974
Total liabilities	579,398	1,125,974
Accumulated deficit	(14,049,333)	(13,173,104)
Total stockholders’ equity	$ 2,166,992	$ 3,339,598

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 4,299,681	$ 10,711,770
Cost of sales	512,595	364,482
Gross profit	3,787,086	10,347,288
Total operating expenses	4,867,936	10,208,397
Net income (loss) from operations	(1,080,850)	138,892
Total other income (expense)	(54,417)	117,337
Income tax provision (benefit)	–	(600,000)
Discontinued operations income	–	20,000
Net income (loss)	$ (1,026,433)	$ 856,229
Net income (loss) per share	$ (0.03)	$ 0.02

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

Total operating expenses increased for 2007 compared to 2006 primarily due to increases in selling expenses.  Selling expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Starting in November 2006 we shifted our focus from nationwide sales events to online marketing strategies and we anticipated that selling expenses would decrease as a percentage of revenues in the short term.  However, selling expenses increased due to increased costs related to our online marketing programs.  While selling expense increased, the long term recurring value of the revenues received versus the one-time upfront sale, more than justifies the increase.

Total operating expenses for 2006 included a one-time charge for impairment of goodwill related to Intellipay’s operations.  Based upon an analysis in 2006 of the current and forecast cash flows related to our Intellipay operation, coupled with a review of valuation multiples in the market, we determined that a $1 million impairment of our goodwill related to Intellipay was appropriate and the impairment was recorded at the 2006 year end as an operating expense.

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

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of Pacific WebWorks.  Pacific

WebWorks is defending the claim and has had no further communication on this matter.  During 2007 we recognized income of $20,000 related to the discontinued operations of World Commerce Network, LLC.

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

At the year ended December 31, 2006, we had a promissory note payable of $100,000, with 8% interest per annum, which was due in full on April 30, 2008.  This note was collateralized by our business assets.  In November 2007 we paid the note in full including principal and interest.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $74,000 for our operating companies and approximately $151,000 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2007.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.   Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the company.  The vendor seeks approximately $65,000 plus interest.  We are defending the claim and believe the amount should be reduced based upon the vendor’s performance and other disputes.  We filed an answer to the complaint and further litigation is pending.   We recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2006 and December 31, 2007 representing our estimated liability for this matter.  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

CONTENTS

Report of Registered Independent Public Accounting Firm

10

Consolidated Balance Sheets

11

Consolidated Statements of Operations

12

Consolidated Statements of Stockholders’ Equity

13

Consolidated Statements of Cash Flows

14

Notes to the Consolidated Financial Statements

15

C hisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

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

  /s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 29, 2008

Member of AICPA, UACPA & Registered with PCAOB

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31 ,
ASSETS	2006	2007

CURRENT ASSETS
Cash and cash equivalents	$392,633	$891,062
Receivables
Trade, less allowance for doubtful receivables of
$30,000 in 2006 and $45,975 in 2007	149,584	279,403
Prepaid expenses and other current assets	42,000	96,027
Inventory	-	70,419
Deferred Tax Asset	-	84,778

Total current assets	584,217	1,421,689

PROPERTY AND EQUIPMENT, NET AT COST	90,683	83,464
RESTRICTED CASH	111,765	487,472
GOODWILL	1,946,253	1,946,253
DEFERRED TAX ASSET	-	515,222
DEPOSITS	13,472	11,472

Total Assets	$2,746,390	$4,465,572

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$92,468	$828,792
Notes payable - Current	100,000	-
Accrued liabilities	123,822	71,414
Deferred revenue	27,834	10,494
Current liabilities from discontinued operations	235,274	215,274

Total current liabilities	579,398	1,125,974

Total liabilities	579,398	1,125,974

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 35,426,895
shares in 2006 and 40,526,895 shares in 2007	35,427	40,527
Additional paid-in capital	16,180,898	16,472,175
Accumulated deficit	(14,049,333)	(13,173,104)

Total stockholders' equity	2,166,992	3,339,598

Total Liabilities and Stockholders' Equity	$2,746,390	$4,465,572

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2006	2007
Revenues
Software, access and license fees	$1,234,923	$1,250,366
Hosting, gateway and maintenance fees	1,044,309	8,968,344
Training and education	1,222,409	196,556
Merchant accounts, design and other	798,040	296,505
	4,299,681	10,711,771
Cost of sales	512,595	364,482
Gross profit	3,787,086	10,347,289
Selling expenses	2,323,267	7,151,289
Research and development	250,224	307,490
General and administrative	1,265,041	2,718,961
Depreciation and amortization	29,404	30,657
Impairment of goodwill	1,000,000	-
Total operating expenses	4,867,936	10,208,397
Net income (loss) from operations	(1,080,850)	138,892

Other income (expense)
Interest income	30,862	18,608
Interest expense	(8,000)	(15,534)
Other income (expense), net	31,555	114,263
Total other income (expense)	54,417	117,337
Net income (loss) from continuing operations before income taxes	(1,026,433)	256,229
Income tax provision/(benefit)	-	(600,000)
Income (loss) from continuing operations	(1,026,433)	856,229

Discontinued operations
Income from operations of discontinued World Commerce Network,
LLC (including income on disposal of $20,000, net of tax)	-	20,000

NET INCOME (LOSS)	$(1,026,433)	$856,229

EARNINGS PER SHARE:
Basic
Income (loss) from continuing operations	$(0.03)	$0.02
Income (loss) from discontinued operations, net of tax	-	0.00
Net income (loss)	$(0.03)	$0.02
Diluted
Income (loss) from continuing operations	$(0.03)	$0.02
Income (loss) from discontinued operations, net of tax	-	0.00
Net income (loss)	$(0.03)	$0.02
Weighted-average common shares outstanding
Basic	35,426,125	36,495,251
Diluted	35,426,125	36,704,251

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period January 1, 2006 through December 31, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2006	35,426,895	$35,427	$16,121,744	$(13,022,900)	$3,134,271

Valuation of Stock Options	-	-	59,154	-	59,154

Net loss for the year ended December 31, 2006	-	-	-	(1,026,433)	(1,026,433)

Balances at December 31, 2006	35,426,895	35,427	16,180,898	(4,049,333)	2,166,992

Issuance of stock for insurance policies	600,000	600	28,694	-	29,473

Issuance of common stock for cash	3,500,000	3,500	171,500	-	175,000

Issuance of stock for consulting services	1,000,000	1,000	49,000	-	50,000

Valuation of stock options	-	-	42,083	-	42,083

Net Income for year ended December 31, 2007	-	-	-	876,228	876,228

Balances at December 31, 2007	40,526,895	$40,527	$16,472,175	$(13,173,105)	$3,339,599

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2006	2007
Cash Flows From Operating Activities
Net earnings (loss)	$(1,026,433)	$876,229
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation & amortization	29,404	30,657
Stock issued for services	-	79,473
Valuation of Stock Options	59,154	42,083
Bad debt expense	192,500	201,269
Impairment of Goodwill	1,000,000
Changes in assets and liabilities
Deferred tax asset	-	(600,000)
Receivables	(73,082)	(321,793)
Prepaid expenses and other assets	(108,324)	(52,027)
Inventory	-	(70,419)
Accounts payable and accrued liabilities	(3,041)	654,442
Deferred revenue	(651,372)	(17,340)

Net cash provided (used) by operating activities	(364,546)	822,574

Cash Flows From Investing Activities
Purchases of property and equipment	(39,048)	(23,437)
Cash on reserve with bank (Restricted Cash)	51,707	(375,708)

Net cash (used) by investing activities	12,659	(399,145)

Cash Flows From Financing Activities
Payment of note payable	-	(100,000)
Proceeds on issuance of stock	-	175,000

Net cash provided by financing activities	-	75,000

Net increase/(decrease) in cash and cash equivalents	(351,887)	498,429

Cash and cash equivalents at beginning of period	744,520	392,633

Cash and cash equivalents at end of period	$392,633	$891,062

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	-	1,200
Non-cash financing activities:	-	-
Stock issued for services	-	79,473

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

Earnings (loss) Per Share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS No. 128, “Earnings per Share,” common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  The average market price of the Company’s common stock during the years ended December 31, 2006 and 2007 was $0.08 and $0.06, respectively.  As such, potentially issuable common shares totaling 3,890,000 related to options were excluded from the calculation of diluted loss per share for the period ended December 31, 2006 because their effect was anti-dilutive.  Potentially issuable common shares totaling 209,000 related to options were included in the calculation of diluted earnings per share for the period ended December 31, 2007.

	Year ended
	December 31,
	2006	2007
Statement of Operations Summary Information

Numerator:
Income (loss) from continuing operations	$(1,026,433)	$856,229
Net income (loss)	$(1,026,433)	$876,229

Denominator
Weighted-average common shares outstanding
Basic	35,426,125	36,704,251
Diluted	35,426,125	36,495,251

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Earnings (loss) Per Share - continued

EARNINGS (LOSS) PER SHARE:

Basic
Income (loss) from continuing operations	$(0.03)	$0.02
Income (loss) from discontinued operations, net of tax	-	0.00
Net income (loss)	$(0.03)	$0.02

Diluted
Income (loss) from continuing operations	$(0.03)	$0.02
Income (loss) from discontinued operations, net of tax	-	0.00
Net income (loss)	$(0.03)	$0.02

NOTE 2 – PROPERTY AND EQUIPMENT

	December 31,		Estimated useful
Property and equipment includes the following	2006	2007	life (years)

Computer Equipment	$365,908	$368,285	3-5
Equipment	158,222	170,401	2-10
Software	102,711	111,976	1-3
Furniture and Fixtures	89,567	89,567	3-10
Leasehold Improvements	5,897	5,514	Lesser of Lease or Useful Life
	722,305	745,744
Less Accumulated Depreciation	(631,623)	(662,280)
	$90,683	$83,464

Depreciation expense for the years ended December 31, 2007 and 2006 was $30,657 and $29,404, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

	December 31,
Accrued liabilities consist of the following	2006	2007

Payroll related liabilities	$49,560	$85,329
Sales contractor commissions	1,419	3,564
Contingent reseller commissions	-
Operating lease in default	91,522	-
Refunds and factor	(20,019)	(20,019)
Income tax payable	900	2,100
Other	440	440
	$123,822	$71,414

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

NOTE 4 – OPERATING LEASE REVENUES- CONTINUED

Future annual minimum lease receipts for FundWorks operating leases as of December 31, 2007 are as follows:

Through December 31,
2008	$22,841
2009	-
2010	-
Thereafter	-
$22,841

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

December 31, 2007

NOTE 6 – STOCK HOLDERS’ EQUITY – CONTINUED

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

During 2006, the Company granted 1,230,000 common stock options to employees as part of their incentive plan. These options vested equally over a 12 month period.  The options can be exercised at a price of $0.048 any time after vesting for a period of five years.  During 2007, the Company granted a total of 1,540,000 common stock options to employees as part of the plan.  The options vest ½ upon grant and ½ over the next six months.  The options can be exercised at a price of $0.061 any time after vesting for a period of five years from the date of grant.

A summary of our common stock options as of December 31, 2006 and 2007, and the changes during 2006 and 2007 are presented below:

		Weighted
	Number	Average
	options	Exercise Price	Vesting Period
Outstanding at January 1, 2006	6,797,651	$0.270
Granted	1,230,000	0.048	Equally over 12 months
Exercised	-	-
Forfeited	(205,000)	(0.130)
Outstanding at December 31, 2006	7,822,651	0.240
Granted	1,540,000	0.061	½ upon grant, ½ equally
			over six months
Exercised	-	-
Forfeited	(810,000)	(0.110)
Outstanding at December 31, 2007	8,552,651	$0.240

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2006 and 2007 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, compensation cost for grants of stock options of $59,154 and $42,083 has been recognized in the accompanying consolidated statements of operations for 2006 and 2007, respectively.  We estimated the fair value of our option awards granted using the Black-Scholes option-pricing model.  We record compensation expense ratably over the option’s vesting period.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 6 – STOCK HOLDERS’ EQUITY – CONTINUED

Equity Incentive Plan - Continued

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions:

	2006	2007
Five year risk free interest rate	4.71%	4.42%
Dividend yield	0.00%	0.00%
Volatility	113%	100%
Average expected term (years to exercise)	5	5

Common stock options outstanding and exercisable under this plan as of December 31, 2006 and 2007 are:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.870	40,151	3.00	$-	40,151	$0.870
0.750	1,562,500	3.25	0.15	1,562,500	0.750
0.230	1,120,000	0.75	0.02	1,120,000	0.230
0.140	320,000	0.50	0.01	320,000	0.140
0.120	1,620,000	2.50	0.02	1,620,000	0.120
0.070	1,360,000	1.50	0.02	1,360,000	0.070
0.048	1,045,000	3.00	0.01	1,045,000	0.048
$0.061	1,485,000	4.75	$0.01	971,666	$0.061
	8,552,651			8,039,317

There are 2,177,349 and 1,447,349 stock options available for grant at December 31, 2006 and 2007, respectively.  The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 and 2007 totaled $2,490 and $615 and $285,955 and $250,535, respectively.  The weighted average grant date fair value of options granted during the years ended December 31, 2006 and 2007 is $0.04 and $0.05, respectively.  The fair value of options vested during the year ended December 31, 2006 and 2007 totaled $15,375 and $171,905, respectively.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 7 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2006 and December 31, 2007:

	December31, 2006	December 31, 2007
	World Commerce	World Commerce
ASSETS	Network, LLC	Network, LLC

Current assets	$-	$-
Long-term assets	-	-
Total assets	$-	$-

LIABILITIES
Payables past due	$64,010	$64,010
Accrued liabilities	171,264	151,264
Total current liabilities	$235,274	$215,274

Net current liabilities	$235,274	$215,274

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

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2006 and December 31, 2007 representing its estimated liability for this matter .  Management believes that the amount recorded is sufficient to cover the resulting liability from this complaint.

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

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 9 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income tax (benefit) for the Company consists of the following:

	12/31/06	12/31/07
Current
Federal	$-	-
State	-	-
Deferred
Change in deferred tax asset	(89,330)	(83,858)
Change in valuation allowance	89,330	516,142
Income tax expense (benefit)	$-	$(600,000)

Reconciliation of income taxes computed at the federal statutory rate and income tax expenses are as follows:

	12/31/06	12/31/07
Federal income taxes at statutory rate	$(348,987)	$93,918
State income taxes net of federal benefit	(813)	9,182
Change in the valuation allowance	(89,330)	(516,144)
Non-deductible goodwill impairment	340,000	-
Net operating loss carryforward	99,130	(186,956)
Total	$-	$(600,000)

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 9 - INCOME TAXES – CONTINUED

Deferred taxes consist of the following:
Current
Allowance for doubtful accounts	$11,190	$11,190
Deferred expenses	28,923	(1,011)
Net operating loss carry forwards	-	74,600
Total current	$40,113	$84,779

Long-term
Net operating loss carryforwards	$3,484,005	$3,525,420
Capital loss carryforwards	219,530	219,531
Excess book depreciation and amortization	52,784	50,560
Total long-term	$3,756,319	$3,795,511
Less: valuation allowance	(3,796,432)	(3,280,290)
Net tax assets	$-	$600,000

During the current year the Company incurred net income.  The Company recorded a net deferred tax asset and income tax benefit in the financial statements due to the net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits was established.  Prior to 2007, and since inception of the Company, management was unable to project when the Company would be in a position to utilize their net operating loss carryforwards.  The Company booked an estimated tax benefit based on projected earnings.  Based on an analysis of the Company’s net operating losses, a $600,000 deferred tax asset and related income tax benefit was recorded.  Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to $600,000.  The decrease in the valuation allowance was $516,143 for the year ended December 31, 2007.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $9,600,000 and $10,200,000, respectively, expiring through 2027.  As of December 31, 2007 the Company had a federal capital loss carryforward for tax reporting purposes of approximately $650,000 expiring in 2008 related to goodwill from the sale of a subsidiary of the company in 2003.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 9 - INCOME TAXES - CONTINUED

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2006	2007
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	674,600
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	(74,600)
Ending balance	$-	$600,000

At December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate amounted to approximately $3,300,000.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2007, 2006 and 2005.

NOTE 10 - SEGMENT REPORTING

Although the Company operates in one business segment, the production and distribution of business e-commerce software, management reports by individual business unit.

Segment reporting by business unit follows:

Year ended	Pacific		Trade	Fund-	Discontinued
December 31, 2006 [a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 1,414,728	$ 533,577	$ 2,754,769	$ 340,117	$ -

Net income (loss)	$ (1,303,472)	$ 141,927	$ 143,232	$ (3,563)	$ -

a Amounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

b Includes World Commerce Network, LLC. a non-operating, discontinued subsidiary .

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 10 - SEGMENT REPORTING – CONTINUED

Year ended	Pacific		Trade	Fund-	Discontinued
December 31, 2007 [a]	WebWorks	Intellipay	Works	Works	Operations [b]

Revenues, net	$ 9,483,517	$ 566,527	$ 541,466	$ 120,260	$ -

Net income (loss)	$ 1,829,594	$ 203,168	$ (1,811,727)	$ 35,193	$ 20,000

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary .

NOTE 11 – SUBSEQUENT EVENTS

On January 28, 2008, the Company issued 400,000 shares of the Company’s common stock for payment of $32,585 related to insurance premiums.

On January 1, 2008 we entered into employment agreements with Kenneth W. Bell, Christian R. Larsen and R. Brett Bell.  Kenneth Bell was employed as the Chief Executive Officer of Pacific WebWorks with a salary or $120,000 a year and will devote 80% of his working time to the business of the Company.  Mr. Larsen was employed as the President of Pacific WebWorks with a salary of $96,000 per year and will devote 100% of his working time to the business of the Company.  R. Brett Bell was employed as the Vice-President of Finance of Pacific WebWorks with a salary of $85,000 per year and will devote 100% of his working time to the business of the Company.  The employment agreements terminate on December 31, 2009.

NOTE 12 – RECLASSIFICATION AND AMENDMENT

We have reclassified and amended our financial statements for the year ended December 31, 2006 and 2007 to reflect issued identified during 2008.

The following are descriptions of the revisions affecting the 2006 and 2007 year-end financial statements.

•

  During the year ended December 31, 2006, the Company recorded an impairment to goodwill in the amount of $1,000,000.  This amount has been reclassified from the other income (expense) section of the statements of operations to the operating expense section of the statements of operations since the goodwill was directly related to the operations of the business of the Company.  This reclassification of this amount did not affect the Company’s net income or its earnings per share.

•

   During the year ended December 31 2007, the Company recorded the results of the discontinued operations within the operating expenses section of the statement of operations.  This amount has been properly recorded and disclosed within the discontinued operations section of the statements of operations.  This reclassification had no effect on the Company’s net income or the Company’s earnings per share.

Pacific WebWorks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 12 – RECLASSIFICATION AND AMENDMENT - CONTINUED

•

   During the year ended December 31, 2007, the Company erroneously reported the number of the weighted average shares of common stock outstanding in their calculation of earnings per share.  The Company has followed the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” to properly disclose earnings per share related to the discontinued operations of the Company during the year.   The Company also included the entire number of potentially issuable common stock options in their earnings per share calculation rather than including only the incremental shares as prescribed by SFAS 128.    The difference between what was reported and the amounts that have been amended are as follows:

	2007
	Reported	Amended
Weighted-average common shares outstanding
Basic	40,526,895	36,495,251
Diluted	49,079,546	36,704,251

The results of this amendment changed the basic earnings per share amount by $0.01 and had no affect on the diluted earnings per share amount.

•

This amendment also includes changes to our earnings per share, equity incentive plan, and income tax footnote disclosures to properly reflect items required by accounting guidance.  None of the above items had any effect on the Company’s net income.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

3.1

Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10

Q filed November 13, 2001)

3.2

Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for

Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

4.1

Pacific WebWorks, Inc. 2001 Equity Incentive Plan (Incorporated by reference to exhibit 4.1 to

Form S-8, effective May 26, 2006)

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc.,

dated September 30, 2007 (Filed March 31, 2008)

10.2

Lease Agreement between Pacific WebWorks, Inc. and Development Specialties, Inc., dated

February 1, 2008 (Filed March 31, 2008)

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

Chief Executive Officer

Date:   July 2, 2009