Form 10-Q
period 2009-06-30
PACIFIC WEBWORKS INC
filed 2009-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 27, 2009 was 41,663,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

12

Item 4T.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

12

Item 6.  Exhibits

17

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of June 30, 2009 and our statements of operations for the three and six month periods ended June 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$377,743	$907,566
Receivables
Trade, less allowance
for doubtful receivables of $0 in 2008 and$0 in 2009	518,709	2,180,059
Prepaid expenses and other current assets	142,824	136,621
Inventory	139,423	134,921
Deferred tax asset	74,187	-

Total Current Assets	1,252,886	3,359,167

PROPERTY AND EQUIPMENT, NET AT COST	96,665	109,147

Restricted cash	649,899	784,605
Goodwill	1,946,253	1,946,252
Deferred tax asset	525,813	467,472
Deposits	10,699	10,699

Total Assets	$4,482,215	$6,677,342

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$382,014	$2,215,979
Accrued liabilities	39,311	69,197
Deferred revenue	3,192	-
Current liabilities from discontinued operations	101,799	101,799

Total Current Liabilities	526,316	2,386,975

Total Liabilities	526,316	2,386,975

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 41,663,895 shares in 2008 and 41,663,895 shares in 2009	41,664	41,664
Additional paid-in capital	16,596,474	16,608,139
Accumulated deficit	(12,682,239)	(12,359,436)

Total Stockholders’ Equity	3,955,899	4,290,367

Total Liabilities and Stockholders’ Equity	$4,482,215	$6,677,342

The accompanying notes are an integrated part of these consolidated financial statements

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited))
	Six months ended		Three months ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenues
Software, access and license fees	$317,500	$883,928	$89,613	$817,058
Hosting, gateway and maintenance fees	5,244,844	11,045,627	2,357,450	7,880,493
Merchant accounts, design and other	14,371	5,915	3,617	-
	5,576,715	11,935,470	2,450,681	8,697,551
Cost of Sales	99,991	135,486	65,620	84,893
Gross Profit	5,476,725	11,799,984	2,385,061	8,612,658
Selling expenses	3,588,138	8,904,993	1,309,775	6,938,574
Research and development	147,725	180,165	67,096	98,366
General and administrative	1,325,703	2,363,582	638,221	1,700,051
Depreciation and amortization	16,249	21,803	8,161	13,593
Total Operating Expenses	5,077,816	11,470,543	2,023,253	8,750,584
Net Income from Operations	398,909	329,441	361,809	(137,926)
Other Income (Expense)
Interest income	4,855	-	-	(1,868)
Interest expense	-	-	-	-
Other income (expense), net	17,495	159,654	2,489	159,654
Total Other Income (Expense)	22,350	159,654	2,489	157,786
Net Income (Loss) from Continuing Operations Before Income Taxes	421,259	489,095	364,298	19,860
Income Tax Expense	143,228	166,292	123,861	6,752
Income from Continuing Operations	$278,031	$322,803	$240,437	$13,108

Discontinued Operations
Income from operations of discontinued World
Commerce Network, LLC (including income
on disposal of $20,000, net of tax)	$-	$-	$-	$-

NET INCOME	$278,031	$322,803	$240,437	$13,108

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.01	$0.01	$0.01	$0.00
Income from discontinued operations, net of tax	-	-	-	-
Net income	$0.01	$0.01	$0.01	$0.00
Diluted
Income from continuing operations	$0.01	$0.01	$0.00	$0.00
Income tax expense	-	-	-	-
Net income	$0.01	$0.01	$0.00	$0.00

Weighted-average common shares outstanding
Basic	41,001,895	41,663,895	41,001,895	41,663,895
Fully Diluted	49,479,546	41,663,895	49,479,546	41,663,895

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	June 31,
	2008	2009

Cash Flows From Operating Activities
Net Income	$278,031	$322,803
Adjustments to reconcile net income to net cash used in operating activities
Depreciation & amortization	16,249	21,803
Valuation of stock options	-	11,665
Changes in assets and liabilities
Deferred tax asset	143,228	132,528
Receivables	(280,707)	(1,661,349)
Prepaid expenses and other assets	8,887	6,203
Inventory	-	4,502
Accounts payable and accrued liabilities	(170,028)	1,863,851
Deferred revenue	3,989	(3,192)

Net cash provided (used) by operating activities	(351)	698,814

Cash Flows From Investing Activities
Purchases of property and equipment	(21,174)	(34,285)
Cash on reserve with bank (restricted cash)	(159,807)	(134,706)

Net cash provided (used) by investing activities	(180,982)	(168,991)

Cash Flows From Financing Activities
Proceeds on issuance of stock from exercise of options	4,700	-

Net cash provided by financing activities	4,700	-

Net increase/(decrease) in cash and cash equivalents	(176,632)	529,823

Cash and cash equivalents at beginning of period	891,062	377,743

Cash and cash equivalents at end of period	$714,430	$907,566

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	$1,200	$1,200

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

The current economic climate has increased the number of small businesses seeking ways to generate additional cash flows and, as a result, has been beneficial for our business.  During the second quarter of 2009 we experienced record revenues of $8,697,551, an increase of 169% over the first quarter of 2009, and a 255% increase over the comparable period in 2008.  As is often the case where growth occurs rapidly the upfront expenses related to such growth has had a negative effect on second quarter earnings.  However, management believes that the expenses incurred will contribute to greater profitability over the remaining quarters of 2009 and into the future.

During the second quarter of 2009 we accomplished the following:

-

Installation of a new IT based phone system.

-

Upgrading an automated accounting system to better handle billing and reporting.

-

Programming integration with several key banks.

-

Automating and staffing a larger customer service department.

-

Solidifying additional merchant account relationships.

We continue to enjoy great demand for our product via our online marketing efforts.  As a result, maintaining sufficient merchant account capabilities continues to be a major challenge.  To help alleviate this strain and to address resulting cash flow issues, we have arranged to sell portions of our hosting portfolio to a related company, as needed.  In addition, we have and will form international companies to obtain further merchant account processing capability.

Our overall financial condition and liquidity continue to improve and we expect revenues and earnings will continue to grow.  Our biggest challenge continues to be in the area of maintaining sufficient credit card processing capabilities to keep up with our growth.  In July 2009 the pressure from limited merchant account processing led management to curtail new business generation for a thirty-day period to relieve cash shortfalls.  While conventional merchant accounts are unreasonably confining and may affect our progress, the industry is beginning to recognize the problems related to conventional merchant accounts and we expect to see modified options develop in the marketplace.

We expect to see continued growth through 2009 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to expand our business.  Our most immediate challenge is that of managing this explosive growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

During 2008 and the six month period ended June 30, 2009 (the “2009 six month period”) we have relied primarily on revenues to fund our operations.  The majority of our revenues are from hosting, gateway and maintenance fees and we are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

For the 2009 six month period our revenues have increased significantly, but selling expenses related to those revenues have also increased.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

In June 2009 we experienced limited merchant account processing capabilities which created a situation where we could not satisfy payables to marketing partners.  To generate needed cash in the 2009 second quarter we sold a portion of our hosting portfolio that was in excess of merchant account limitations to The Quad Group, LLC, a related party (the “Quad Group”) for $157,786.  Quad Group is owned and managed by current directors, officers and an employee of Pacific WebWorks.  We may periodically be required to enter into sale transactions with Quad Group to properly manage our merchant account processing requirements.

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

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,875 per month as of February 2009.  Our total current liabilities at June 30, 2009 included accounts payable of $2,215,979 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $69,197 were primarily the result of payroll related liabilities and sales commission, offset by estimated refunds and factoring obligations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 for the 2009 six month period as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and the discontinued operations of World Commerce Network, LLC, a non-operating company, for the three and six month periods ended June 30, 2008 and 2009.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2008	Six month period ended June 30, 2009
Cash and cash equivalents	$ 377,743	$ 907,566
Total current assets	1,252,886	3,359,167
Total assets	4,482,215	6,677,342
Total current liabilities	526,316	2,386,975
Total liabilities	526,316	2,386,975
Accumulated deficit	(12,682,239)	(12,359,436)
Total stockholders’ equity	$ 3,955,899	$ 4,290,367

Total assets increased at June 30, 2009 as compared to December 31, 2008 primarily as a result of an increase in receivables related to our increased sales.  At June 30, 2009 total liabilities increased compared to the 2008 year end primarily as a result of increases in accounts payable related to our online marketing budget.  Our accumulated deficit continued to decrease at June 30, 2009 as a result of posting net income for the 2009 six month period.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2008	2009	2008	2009
Revenues, net	$ 2,450,681	$ 8,697,551	$ 5,576,715	$ 11,935,470
Cost of sales	65,620	84,893	99,991	135,486
Gross profit	2,385,061	8,612,658	5,476,725	11,797,984
Total operating expenses	2,023,253	8,750,584	5,077,816	11,470,543
Net income (loss) from operations	361,809	(137,926)	398,909	329,441
Total other income (expense)	2,489	157,786	22,350	159,654
Income tax expense	123,861	6,752	143,228	166,292
Net income	240,437	13,108	278,031	322,803
Net income per share - basic	$ 0.01	$ 0.00	$ 0.01	$ 0.01

Our net revenues increased significantly for the 2009 second quarter and six month period compared to the same periods in 2008 as a result of our online marketing program.  Management expects future revenue increases to come largely from recurring residual income rather than from one-time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales remained relatively constant at 1% to 2% of revenues for all periods.

Total operating expenses increased for the three month period ended June 30, 2009 (the “2009 second quarter”) and the 2009 six month period compared to the 2008 comparable periods primarily due to increases in selling expenses and general and administrative expenses.  Selling expenses include advertising expenses, commissions and personnel expenses for sales and marketing and these expenses increased in the 2009 periods due to increased sales.  General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased for the 2009 second quarter and six month period compared to the 2008 periods consistent with continued increases in customer accounts and increased staff to provide services for the new customer accounts.

Total other income for the 2009 second quarter and six month period included other income related to cash on reserve with the bank and the income related to the hosting portfolio sale to Quad Group.  Total other income for the 2008 second quarter and six month period represented interest income earned on certificates of deposit and the recovery of a previously booked expense offset by impairment of goodwill related to Intellipay.

While we recorded improved revenues in the 2009 second quarter and six month period, our net income for the 2009 six month period increased only slightly as compared to the 2008 six month period.  However, our net income for the 2009 second quarter decreased when compared to net income for the 2008 second quarter primarily due to a significant increase in marketing costs directly associated with new customer acquisitions, as well as a one-time infrastructure expense required to support growth.  Management anticipates that these sales will result in increased profitability in the short term.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2009.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we intend to vigorously defend our position.  In May 2009 we filed an answer to the complaint and filed a cross complaint seeking damages. The parties have reached verbal agreement on a settlement of these claims at a fraction of the initial claim; however, the settlement is still in the process and a formal written document has not been signed.

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

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  These merchant account limitations have forced us to restrict our business growth in the second quarter of 2009 and this restriction of growth impacts our earnings in a negative manner.

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

PACIFIC WEBWORKS, INC. By: / s/ Christian R. Larsen Christian R. Larsen President and Director	Date: August 13, 2009
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, Principal Financial Officer and Chairman of the Board	Date: August 13, 2009
By: /s/ R. Brett Bell R. Brett Bell Chief Financial Officer and Secretary	Date: August 13, 2009

17