Form 10-Q
period 2009-09-30
PACIFIC WEBWORKS INC
filed 2009-11-12
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of October 26, 2009 was 45,123,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations (Unaudited)

4

Consolidated Statements of Cash Flows (Unaudited)

5

Notes to the Consolidated Financial Statements (Unaudited)

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

11

Item 4T.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of September 30, 2009 and our statements of operations for the three and nine month periods ended September 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Pacific WebWorks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$377,743	$1,613,765
Receivables
Trade, less allowance for doubtful receivables of
$0 in 2008 and$0 in 2009	518,709	1,021,765
Prepaid expenses and other current assets	142,824	497,401
Inventory	139,423	69,670
Deferred tax asset	74,187	0

Total Current Assets	1,252,886	3,202,601

PROPERTY AND EQUIPMENT, NET AT COST	96,665	100,689

Restricted cash	649,899	1,414,785
Goodwill	1,946,253	1,946,252
Deferred tax asset	525,813	490,310
Deposits	10,699	10,699

Total Assets	$4,482,215 7	$7,165,336

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$382,014	$1,158,510
Accrued liabilities	39,311	64,974
Deferred revenue	3,192	-
Current liabilities from discontinued operations	101,799	101,799

Total Current Liabilities	526,316	1,325,283

Total Liabilities	526,316	1,325,283

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000;
issued and outstanding 41,663,895 shares in 2008
and 44,993,895shares in 2009	41,664	44,994
Additional paid-in capital	16,596,474	17,112,939
Accumulated deficit	(12,682,239)	(11,317,880)

Total Stockholders' Equity	3,955,899	5,840,053

Total liabilities and stockholders' equity	$4,482,215	$7,165,336

The accompanying notes are an integral part of these financial statements/

Pacif WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30
	2008	2009	2008	2009
Revenues
Software, access and license fees	$408,908	$1,174,855	$91,409	$290,927
Hosting, gateway and maintenance fees	6,921,828	20,440,994	1,676,984	9,395,368
Training and education	-	-	-	-
Merchant accounts, design and other	21,142	8,575	6,770	2,660
	7,351,878	21,624,424	1,775,162	9,688,955
Cost of Sales	169,031	201,712	69,040	66,226
Gross Profit	7,182,847	21,422,712	1,706,122	9,622,729

Selling expenses	4,668,232	15,324,868	1,080,093	6,419,875
Research and development	215,190	283,687	67,465	103,522
General and administrative	1,836,598	4,134,881	510,895	1,771,299
Depreciation and amortization	25,114	30,261	8,865	8,458
Total Operating Expenses	6,745,134	19,773,697	1,667,318	8,303,154

Net (Loss) Income from Operations	437,713	1,649,015	38,804	1,319,575

Other Income (Expense)
Interest income	6,557	-	1,702	-
Interest expense	-	-	-	-
Other income (expense), net	16,592	418,196	(903)	258,542
Total Other Income (Expense)	23,149	418,196	799	258,542

Net Income (Loss) from Continuing Operations
Before Income Taxes	460,862	2,067,211	39,603	1,578,117

Income Tax Provision/(Benefit)
Income Tax Expense	156,150	702,852	13,465	536,560

Income (Loss) from Continuing Operations	$304,712	$1,364,359	$26,138	$1,041,557

Discontinued Operations
Income from operations of discontinued World
Commerce Network, LLC (including income
on disposal of $20,000, net of tax)	-	-	-	-

NET INCOME (LOSS)	$304,712	$1,364,359	$26,138	$1,041,557

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.01	$0.03	$-	$0.02
Income from discontinued operations, net of tax	-	-	-	-
Net income	$0.01	$0.03	$-	$0.02
Diluted
Income from continuing operations	$0.01	$0.03	$0.00	$0.02
Income tax expense	0.01	-	-	-
Net income	$0.02	$0.03	$0.00	$0.02
Weighted-average common shares outstanding
Basic	40,963,756	42,659,646	41,001,895	44,618,678
Fully Diluted	44,563,756	45,368,549	44,601,895	49,335,629

The accompanying notes are an integral part of these financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended
	September 30,
	2008	2009
Cash Flows From Operating Activities
Net Income	$304,712	$1,364,359
Adjustments to reconcile net income to net cash used in operating activities
Depreciation & amortization	25,114	30,261
Stock issued for services	32,585	508,130
Valuation of stock options	61,652	11,655
Changes in assets and liabilities
Deferred tax asset	156,150	109,690
Receivables	(412,038)	(506,246)
Prepaid expenses and other assets	(66,141)	(354,577)
Inventory		69,753
Accounts payable and accrued liabilities	(511,045)	802,159
Deferred revenue	(3,020)	(3,192)

Net cash provided (used) by operating activities	(412,031)	2,031,992

Cash flows from investing activities
Purchases of property and equipment	(46,441)	(34,285)
Cash on reserve with bank (restricted cash)	(166,886)	(764,886)

Net cash provided (used) by investing activities	(213,328)	(799,171)

Cash flows from financing activities
Proceeds on issuance of stock from exercise of options	4,700	3,200
	-	-
Net cash provided by financing activities	4,700	3,200

Net increase/(decrease) in cash and cash equivalents	(620,658)	1,236,022

Cash and cash equivalents at beginning of period	891,062	377,743

Cash and cash equivalents at end of period	$270,404	$1,613,765

Supplemental disclosures of cash flow information:
Cash Paid for Interest	-	-
Cash paid for income taxes	1,200	1,200
Non-cash financing activities:	-	-
Stock issued for services	32,585	508,130

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three and nine month periods ending September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

Our subsidiary, Intellipay Inc., specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  Our TradeWorks Marketing, Inc. subsidiary mass markets Pacific WebWorks and Intellipay products.  FundWorks, Inc. is now dormant but previously provided operating lease arrangements for certain TradeWorks customers.  On July 31, 2007, we formed Pacific WebWorks International LTD, a United Kingdom limited company for the purpose of facilitating the creation of offshore merchant account relationships.

We have enjoyed dramatic growth during 2009.  This growth has related largely to the continued upgrading of our marketing channels and the migration of our marketing away from “incentivized marketing” and more towards a greater emphasis on the viability of our software products as a revenue generating tool.

Revenues for the three month period ended September 30, 2009 (the “2009 third quarter”) grew approximately 11.4% over second quarter revenues and the second quarter revenues had grown approximately 168% over the first quarter of 2009.  We expect revenue growth in the future to be approximately 10% to 20% per annum rather than the extreme growth we experienced when we initially transitioned to our new marketing approach towards the end of the first quarter of 2009.

Our profitability in the 2009 third quarter represents the leveling off of company growth enabling the company to convert more dollars to the bottom line rather than plowing the money back into growth.  We anticipate generating continued attractive profits with some variation quarter over quarter. The company was well prepared for this growth from an infrastructure standpoint.  Expenditures for fixed assets to facilitate this growth have been minimal.  The major staffing requirements were in customer service where we now have a staff of over 50 people in the Philippines taking customer service calls along with a small staff at our principal office.  This increase in staff has not had a dramatic effect on profit margins as reflected by our operating profits.  The primary expense area affected by our rapid growth has been marketing expense which correlates directly to revenue growth with a lag time of approximately 30 to 45 days.

Our primary challenge continues to be in the area of managing our credit card processing demands with the unreasonable requirements of the credit card associations (i.e., Visa, Mastercard, etc.).  Our continued success will be dependent upon our ability to constantly maintain sufficient processing capabilities to collect our multi-million dollar hosting portfolio.

We expect to see continued growth through 2009 and beyond.  We have established excellent relationships with online media firms throughout the United States and anticipate working closely with them to expand our business.  Our most immediate challenge is that of managing our growth and communicating our progress to the financial markets.

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

Liquidity and Capital Resources

During 2008 and the nine month period ended September 30, 2009 (the “2009 nine month period”) we have relied primarily on revenues to fund our operations.  The majority of our revenues are from hosting, gateway and maintenance fees and we are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

For the 2009 nine month period our revenues have increased significantly compared to prior quarters and the nine month period ended September 30, 2008 (the “2008 nine month period”), but selling expenses related to those revenues have also increased.  These cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

In June and July of 2009 we experienced limited merchant account processing capabilities which created a situation where we could not satisfy payables to marketing partners.  To generate needed cash in the 2009 second quarter and early third quarter we sold a portion of our hosting portfolio that was in excess of merchant account limitations to The Quad Group, LLC, a related party (the “Quad Group”) for a total of $418,196.  Quad Group is owned and managed by current directors, officers and an employee of Pacific WebWorks.  We may periodically be required to enter into sale transactions with Quad Group to properly manage our merchant account processing requirements.

During the 2009 third quarter we issued shares of common stock to pay for services and debt rather than use our cash.  In July 2009 we issued an aggregate of 2,420,000 shares for investor relations services valued at $363,000, we also converted debt of $108,000 into 720,000 shares and issued 190,000 shares for officers and director liability insurance (See Part II, Item 2, below).  In the event that we decide to rely on equity offerings for additional funding or services, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We believe that we will be able to sustain our operations with existing cash and future cash flows during the next twelve to twenty-four months and possibly beyond. Should we need to raise money in the future we believe funding may be obtained through additional debt arrangements or equity offerings in addition to our internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

Commitments and Contingent Liabilities

Our operating commitments include our operating lease for our Salt Lake City office that approximates $10,875 per month.  Our total current liabilities at September 30, 2009 included accounts payable of $1,158,510 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $64,974 were primarily the result of payroll related liabilities and sales commission, offset by estimated refunds and factoring obligations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 for the 2009 nine month period as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks, Pacific WebWorks International LTD and the discontinued operations of World Commerce Network, LLC, a non-operating company, for the three and nine month periods ended September 30, 2008 and 2009.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2008	Nine month period ended Sept. 30, 2009
Cash and cash equivalents	$ 377,743	$ 1,613,765
Total current assets	1,252,886	3,202,601
Total assets	4,482,215	7,165,336
Total current liabilities	526,316	1,325,283
Total liabilities	526,316	1,325,283
Accumulated deficit	(12,682,239)	(11,317,880)
Total stockholders’ equity	$ 3,955,899	$ 5,840,053

Total assets increased at September 30, 2009 as compared to December 31, 2008 primarily as a result of an increase in cash and cash equivalents and an increase in receivables related to our increased sales.  At September 30, 2009 total liabilities increased compared to the 2008 year end primarily as a result of increases in accounts payable related to our online marketing budget.  Our accumulated deficit continued to decrease at September 30, 2009 as a result of posting net income for the 2009 nine month period.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three month period ended September 30,		Nine month period ended September 30,
	2008	2009	2008	2009
Revenues, net	$ 1,775,162	$ 9,688,955	$ 7,351,878	$ 21,624,424
Cost of sales	69,040	66,226	169,031	201,712
Gross profit	1,706,122	9,622,729	7,182,847	21,422,712
Total operating expenses	1,667,318	8,303,154	6,745,134	19,773,697
Net income from operations	38,804	1,319,575	437,713	1,649,015
Total other income (expense)	799	258,542	23,149	418,196
Income tax expense	13,465	536,560	156,150	702,852
Net income	$ 26,138	$ 1,041,557	$ 304,712	$ 1,364,359
Net income per share - basic	$ 0.00	$ 0.02	$ 0.01	$ 0.03

Our net revenues increased significantly for the third quarter and nine month period of 2009 compared to the same periods in 2008 as a result of our online marketing program.  Management expects revenues to increase but at a lower growth rate, near 10% to 20% annually, in the future.   Future revenues are expected to come largely from recurring residual income rather than from one-time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, training and education and the sale of merchant accounts, as well as custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales remained relatively constant for all periods.

Total operating expenses increased for the 2009 periods compared to the 2008 periods primarily due to increases in selling expenses and general and administrative expenses.  Selling expenses include advertising expenses, commissions and personnel expenses for sales and marketing and these expenses increased in the 2009 periods due to increased sales.  General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased for the 2009 periods as compared to the 2008 periods consistent with continued increases in customer accounts and the needed increase in staff to provide services for the new customer accounts.  As mentioned above, we now rely on a staff of over 50 customer services agents located in the Philippines to augment our local customer service staff.

Total other income for the 2009 third quarter and 2009 nine month period included other income related to cash on reserve with the bank and the income related to the hosting portfolio sale to Quad Group.  Total other income for the 2008 third quarter and 2008 nine month period represented interest income earned on certificates of deposit and the recovery of a previously booked expense offset by impairment of goodwill related to Intellipay.

Our net income for the 2009 periods reflects our increased revenues and the leveling off of growth related expenses incurred to address the increased revenues.  Management anticipates that net income will increase at a slower rate in the coming year.

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our financial statements include deferred revenue calculations, trade receivables and collections, contingent liabilities, and valuing stock option compensation.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations.  From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at September 30, 2009.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Valuing stock options - We measure and record compensation cost relative to performance stock option costs in accordance with FASB ASC, which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date of grant.  The fair value of the option grant is established at the date of grant using the Black-Scholes option pricing model based on assumptions related to the five year risk free interest rate, dividend yield, volatility, and average expected term (years to exercise).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Agami Media LLC (“Agami”) filed a complaint against Pacific WebWorks, Inc. in the Superior Court of California County of San Francisco on September 29, 2008.  The complaint alleges that Pacific WebWorks breached its contract with Agami and that Pacific WebWorks owes approximately $70,000 to Agami for advertising.  We dispute the amount of the fees allegedly owed to Agami and we intend to vigorously defend our position.  In May 2009 we filed an answer to the complaint and filed a cross complaint seeking damages. The parties have executed an agreement on a settlement of these claims and all further court proceedings have been dismissed.

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

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  These merchant account limitations have forced management to restrict our business growth and this restriction of growth continues to impact our earnings in a negative manner.   To address this issue we sold a portion of our hosting portfolio that was in excess of merchant account limitations to a related party and may be required to take this action in the future.

We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we will be able to support our operations from existing cash balances and future cash flows for at least the next twelve to twenty-four months.  Our success will depend upon our ability to generate future cash flows and, if needed in the future, the ability to access equity capital markets and borrow on terms that are financially advantageous to us.  Also, we may not be able to obtain additional funds on acceptable terms.  If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of investors and shareholders could be diluted.

We are subject to intense competition from large and small companies that limits our ability to obtain market share and may force our prices down.

We face competition in the overall Internet software market, as well as in the business opportunity market.  Our ability to earn significant revenues from our Visual WebTools™ or IntelliPay payment system will depend in part on their acceptance by a substantial number of online businesses.  Broad acceptance of our products and services and their use in large numbers is critical to our success because a large portion of our revenues are derived from one-time and recurring fees we charge to customers buying our products and services.  Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers.  We have developed our products to meet the needs of small businesses and we believe the generality of our competitors’ services may be inadequately addressing the small business owner’s needs. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market.  In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers.  If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.  Events that could cause system interruptions are:

▪

Fire

▪

earthquake,

▪

power loss,

▪

terrorist attacks,

▪

harmful software programs,

▪

telecommunications failure, and

▪

unauthorized entry or other events.

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

We derive revenues from user licenses and license renewals on a month-to-month arrangement.  We also intend to increase the brand recognition of our products among users through these types of relationships.  If a substantial number of our customers were to decline to renew their contracts for any reason, then we could experience a substantial drop in revenues. Our success in establishing our products as a recognized brand name and achieving their acceptance in the market will depend in part on our ability to continually engineer and deliver new product technologies and superior customer service, so that customers renew their licenses month to month.

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

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations.  The Internet is characterized by:

▪

rapid technological change;

▪

changes in advertiser and user requirements and preferences;

▪

frequent new product and service introductions embodying new technologies; and

▪

the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must:

▪

enhance our existing products and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

▪

license, develop or acquire technologies useful in our business on a timely basis; and

▪

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process, which has been challenging, to document and evaluate our internal control over financial reporting.  However, there is a risk that our independent auditors will not be able to conclude at December 31, 2010 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2009 we issued 720,000 shares of restricted common stock to First Equity Holdings Corp. in settlement of debt related to $108,000 in fees paid on our behalf.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

On July 7, 2009 we issued an aggregate of 2,420,000 shares of restricted common stock to three persons for investor relations services valued at $363,000.  We issued 666,666 shares to Compass Equity Partners; 886,667 shares to Empire Fund Managers, LLC; and 866,667 shares to Niki Group.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

On September 4, 2009 we issued 190,000 shares of restricted common stock to Universal Business Insurance in consideration for our officers and directors liability insurance valued at $37,130.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

On October 13, 2009 we granted options to purchase 2,295,000 shares of common stock to 27 employees pursuant to the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.  Under the grants, one-half of the options vested upon grant and the remaining one-half will vest on April 13, 2010.  The options have an exercise price of $0.21 per share and expire on October 13, 2014.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

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

PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director	Date: November 11, 2009
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, And Chairman of the Board	Date: November 11, 2009
By: /s/ R. Brett Bell R. Brett Bell Chief Financial Officer and Secretary	Date: November 11, 2009

18