Form 10-K
period 2009-12-31
PACIFIC WEBWORKS INC
filed 2010-03-31
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 41,663,895 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009, was approximately $5,578,076.

The number of shares outstanding of the registrant’s common stock as of March 15, 2009, was 45,123,895.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

13

Item 3.  Legal Proceedings

13

Item 4.  [Reserved]

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

Item 14.  Principal Accounting Fees and Services

47

PART IV

Item 15.  Exhibits, Financial Statement Schedules

48

Signatures

49

In this annual report references to “Pacific WebWorks,” “we,” “us,” “our,” and “the Company” refer to Pacific WebWorks, Inc. and its subsidiaries.

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

We have four wholly-owned subsidiaries:  Intellipay, Inc., TradeWorks Marketing, Inc., and FundWorks, Inc, which are all Delaware corporations, and Pacific WebWorks International, LTD, a United Kingdom limited company.  Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated to mass market our products and services.  FundWorks, Inc. is dormant, but previously provided operating lease arrangements for certain TradeWorks’ customers.  In July of 2007 we formed Pacific WebWorks International, LTD to market our products and services in Europe and also provide a vehicle for the establishment of offshore credit card processing capabilities.  To date we have not initiated any of these activities offshore.  We also hold a non-operating, discontinued operation, World Commerce Network, LLC.

Our Products

Even though small business, including small office/home office, typically understands how traditional brick and mortar businesses operate, we believe they need assistance in order to replicate business processes effectively and economically using the Internet.  Pacific WebWorks assists small businesses in succeeding online through our Visual WebTools™ software; including our eBay submission tool, the Intellipay payment systems and our hosting services.

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

Pacific WebWorks Product Characteristics

Visual WebTools™ Version 4.1 (“V4.1") - V4.1 is a suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet.  The following products are included as part of this suite.

WebWizard is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet it has a very powerful additional functionality for web design professionals.  In February 2010 we released WebWizard 5 and it incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process.  No complicated programming skills are required to use the WebWizard tool.  Our customers can manage their sites’ layout, colors, contents, tables, and graphics easily. WebWizard includes a library of hundreds of graphics that are freely accessible by our customers.  WebWizard allows our customers to quickly and easily create, update, modify, and enhance their web sites and it integrates with social media outlets such as Twitter, Facebook and MySpace.  Changes can be uploaded to our servers within minutes 24 hours a day, 7 days a week from any Internet-connected Microsoft Windows® computer.

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

Intellipay Product Characteristics

Intellipay™ Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations.  These products allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks or at remote locations through their Nextel cell phone or at the physical point of sale.  The Intellipay products use the same standards as all major commerce sites, including industry standard security components and methods and it has been tested under strict banking network procedures.  Point-of-sale professionals provide technical support and ePayment professionals can even help the business locate an Internet-approved merchant account if needed.  Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 to 5 seconds) and returns the customer back to the business site.  Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.  Intellipay is entirely compliant with PCI 2.0, which is a combined security regulation for VISA and Mastercard.

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

Additionally, during 2008 and 2009 we launched several new product offers including:

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

Sales and Marketing

We market and sell our products primarily through a variety of online marketing partners and programs. We believe we are developing a substantial presence in our target market through a combination of broad channels of distribution, marketing strategy, unique proprietary technology, technical expertise, and full service hosting and web site maintenance.  It is our opinion that in the past businesses which have attempted to maintain interactive web sites and conduct business on the Internet have either developed technical expertise themselves, paid employees to create and maintain their web sites, or retained contract “web professionals” to do so.  We believe our products allow small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost.

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

Major Customers

Our client base includes approximately 30,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  In the past a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  While we continue to add resellers, we are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2009, we recorded research and development expense of $422,829 primarily related to the maintenance of our technologies and the development of our new offerings.  During the year ended December 31, 2008 we recorded research and development expense of $303,502.

Material Contracts

In March 2007 we entered into a telecommunications and Internet access agreement with Verizon Business Services, Inc. (“Verizon”).  The Verizon agreement, accepted on October 9, 2007, provides local and long distance telephone service and Internet service from 10MB burstable to 45MB to our principle offices.

On September 21, 2009 we entered into an agreement with XO Communications to install new fiber optics and electronics into our principle offices.  This new connection will provide four times the bandwidth we had relied upon during 2008 and 2009.  Construction is expected to commence in April 2010 and will be followed by a two year contract.

Employees

As of the date of this filing Pacific Webworks has 24 employees in Pacific WebWorks.  We have five employees in administration, three in sales, marketing and design, two in operations, three development engineers and eleven customer service personnel.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

We may experience difficulty maintaining sufficient credit card processing capabilities to keep up with our growth.

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  In the past, these merchant account limitations have forced management to restrict our business growth and this restriction of growth continues to impact our earnings in a negative manner.   To address this issue we sold a portion of our hosting portfolio that was in excess of merchant account limitations to a related party and may be required to take this action in the future.

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

fire

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

Our industry is experiencing increased legal actions related to Internet marketing strategies and our financial condition may be at risk due to such legal actions.

We have experienced increased legal actions during 2009 related to marketing strategies and these legal actions have required our cash flows to be directed to our defense.  Our marketing strategies rely upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we have been included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  These contingent liabilities may increase our cost of doing business.

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

Pursuant to Section 404, in our annual report for the year ended December 31, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at December 31, 2010 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2.  PROPERTIES

Our principal offices, including our main office and data center, are located in Salt Lake City, Utah.  In October 2009 we offered to purchase the office building that currently houses our principal offices and a second commercial building for $1.85 million.  We closed this transaction on December 29, 2009.  Both buildings sit on approximately 0.82 acres of land located in the “central business district” of Salt Lake City, Utah.  We currently occupy one-half of the available 16,000 square feet of our office building located at 230 West 400 South.  The second commercial building adjoins the property located at 244 West 400 South. This 3,000 square foot retail commercial building, which is currently unoccupied, may provide additional space for our future growth.

ITEM 3.  LEGAL PROCEEDINGS

Class Action Lawsuits

During November 2009 three lawsuits were filed against Pacific WebWorks in various jurisdictions.  The legal actions allege similar claims related to procedures we use to sell our products in our ordinary course of business.  On November 9, 2009, Barbara Ford filed an action in the Circuit Court of Cook County, Illinois, Chancery Division.  A second action was filed on November 12, 2009, by Deanna Pelletier in the Superior Court of the State of California, County of Solano.  A third action was filed by Lisa Rasmussen on November 20, 2009, in the Superior Court of Washington, Snohomish County.

All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection and federal RICO laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charges for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  In response to these actions, Pacific WebWorks retained the law firm of Snell and Wilmer as legal counsel to vigorously defend the Company in these lawsuits.  Discovery is beginning on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel intends to oppose class certification and move to dismiss all claims.

On January 5, 2010 another similar lawsuit was filed by Song Que Hahn, a California resident, in the United States District Court for the District of Utah.  On February 8, 2010, our legal counsel filed a motion to strike the class allegations and a motion to dismiss all claims, except the breach of contract claims.  On March 9, 2010 Hahn filed an opposition to our motions and counsel intends to refute the arguments presented in the oppositions.

Google Litigation

On December 7, 2009, Google, Inc. filed a legal action against Pacific WebWorks in the United States District Court of Utah, Central Division.  Google alleged trademark infringement and unfair competition under state and federal law.  On December16, 2009, Google and Pacific WebWorks executed a Memorandum of Understanding under the terms of which  Pacific WebWorks agreed to fully cooperate with Google’s discovery and investigation and cease marketing any products using or violating Google’s trademark.  Discovery in this case is currently ongoing.  Pacific WebWorks expects to be released from this lawsuit by mid-year 2010.

Other

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Bulletin Board under the symbol “PWEB.”  The following table presents the range of the high and low bid prices of our common stock for each quarter for the past two years as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2008		2009
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.13 0.10 0.08 0.06	$ 0.07 0.07 0.05 0.01	$ 0.06 0.14 0.37 0.55	$ 0.02 0.03 0.10 0.02

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

Holders

As of March 15, 2009 we had 422 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends.  Instead, we intend to retain any earnings to finance the operation and expansion of our business.  We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks has enjoyed dramatic growth throughout 2009.  This growth has related largely to the continued upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tool in connection with the major retail sites.

Revenues for the fourth quarter ended December 31, 2009 amounted to $8,192,663, a decrease of approximately 15% from the third quarter revenue of $9,688,955.  This decrease was anticipated and relates to the fact that we did not market during the month of December 2009 while we retooled some of our marketing strategies.  Revenues for the fourth quarter of 2009, however, amounted to an increase of 438% of revenues for the fourth quarter of 2008.  Given the scrutiny that our industry is currently undergoing and our commitment to curtailing the kind of abuses the Company experienced in 2009 using the affiliate market system, we expect revenues for 2010 to be significantly less than those achieved in 2009 but with continued profitability.  We anticipate future growth moving forward from 2010 to be in the range of 10% to 20% per annum rather than the extreme growth we experienced in 2009.

Our profitability in the fourth quarter of 2009 was outstanding, amounting to $2,244,480 before adjustment for tax loss carry forwards.  This represents a record quarter for the Company and relates to the leveling off of growth enabling the Company to convert more dollars to the bottom line rather than plowing the money back into growth.  We anticipate generating continued attractive profits with some variation quarter over quarter.

We were presented with several new challenges in the fourth quarter of 2009, including a lawsuit filed by Google, Inc. alleging violations of their trademark by Pacific WebWorks.  We have executed a Memorandum of Understanding with Google and expect to be released from this lawsuit by mid-year 2010.   Additionally, we are defending what we believe to be four frivolous class action suits that have been filed in Utah, Illinois, Washington and California. We intend to vigorously defend these suits and we deny any wrongdoing.

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

Liquidity and Capital Resources

During 2009 and 2008 we relied primarily on revenues to fund operations.  Our revenues increased significantly in 2009 and our total current assets also increased, including cash, restricted cash, prepaid expense and other current assets. Prepaid expense increased significantly largely related to monies placed in escrow with our outside legal counsel.  Our property and equipment increased as a result of purchasing our office building and an adjacent commercial building.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.

Our revenues are primarily from hosting, gateway and maintenance fees and we are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  We expect our revenues to decrease in 2010 and begin growing from a reduced basis thereafter, but at a more moderate rate than we experienced in 2009.  Also, cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

At December 31, 2009 we had cash of $1,490,769 on reserve with a bank which we intend to use for operating capital.

Management believes that we will continue to experience limited merchant account processing capabilities which could create a situation where we can not satisfy payables to marketing partners.  To generate needed cash in the 2009 second quarter and early third quarter we sold a portion of our hosting portfolio that was in excess of merchant account limitations to The Quad Group, LLC, a related party (the “Quad Group”) for a total of $418,196 (See Item 13, below).  We may periodically be required to enter into similar sale transactions with other entities to properly manage our merchant account processing requirements.

During 2009 we issued common stock for services to avoid using our cash.  In July 2009 we issued an aggregate of 2,420,000 shares for investor relations services valued at $363,000.   We also converted debt of $108,000 into 720,000 shares and issued 190,000 shares for officers and director liability insurance.  In the event that we decide to rely on equity offerings for additional funding or services, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

In January 2010 we borrowed approximately $1,000,000 pursuant to a promissory note secured by a deed of trust with assignment of rents on our principal office building and a second commercial building that we purchased in December 2009.  The promissory note is discussed in more detail, below, see “Commitments and Contingent Liabilities.”

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

Results of Operations

The following selected financial data for the years ended December 31, 2009 and 2008 includes Pacific WebWorks and its wholly-owned subsidiaries, Intellipay, TradeWorks Marketing, Fundworks, Pacific WebWorks International, LTD, and the discontinued operations of World Commerce Network, LLC and include a majority owned subsidiary, PWI, LLC.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
SUMMARY OF BALANCE SHEET	2008	2009
Cash and cash equivalents	$ 377,743	$ 1,490,769
Total current assets	1,252,886	4,328,041
Total assets	4,482,215	9,974,058
Total current liabilities	526,316	463,447
Total liabilities	526,316	463,447
Accumulated deficit	(12,682,239)	(7,864,775)
Total stockholders’ equity	$ 3,955,899	$ 9,510,611

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2008	2009
Revenues, net	$ 9,220,583	$ 29,817,086
Cost of sales	230,621	302,471
Gross profit	8,989,962	29,514,615
Total operating expenses	8,648,876	25,823,835
Net income from continuing operations	341,086	3,655,343
Total other income (expense)	36,304	(35,437)
Income tax provision (benefit)	–	(1,162,521)
Net income	$ 490,865	$ 4,817,464
Basic net income per share from continuing operations	$ 0.01	$ 0.11

Our net revenues increased significantly for 2009 compared to 2008 as a result of our online marketing program.  Management expects revenues to decrease in 2010 but commence growing again, but from a reduced basis and at a lower growth rate in 2011.   Future revenues are expected to come largely from recurring residual income rather than from one-time upfront fees.  We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, the sale of merchant accounts and custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased in 2009 but was only1.0% of net revenues as compared to 2.5% of net revenues for 2008.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

Total operating expenses increased for 2009 compared to the 2008 periods primarily due to increases in selling expenses and general and administrative expenses.  Selling expenses include advertising expenses, commissions and personnel expenses for sales and marketing and these expenses increased in 2009 due to increased sales.  General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased for 2009 as compared to 2008 consistent with continued increases in customer accounts and the need to increase our staff to provide services for the new customer accounts.  During 2009 we augmented our local customer service staff with over 50 customer services agents located in the Philippines.

Total other expense for 2009 included a one-time $446,939 impairment of goodwill for IntelliPay based upon an impairment test that concluded that the carrying amount of our goodwill exceeded the implied fair value of the goodwill.  Other income for 2009 was primarily related to the income related to the hosting portfolio sale to Quad Group.

Total other income for 2008 represented interest income earned on certificates of deposit and other income from an insurance recovery on a stolen piece of equipment.

During 2009 we recorded net income and during 2008 we recorded a net deferred tax asset and income tax benefit due to the net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits was established.  Based on an analysis of our net operating losses, a $1,162,521 deferred tax asset and related income tax benefit was recorded in 2009.

Our net income for the 2009 periods reflects our increased revenues and the leveling off of growth related expenses incurred to address the increased revenues.  Management anticipates that net income will increase at a slower rate in the coming year.   In addition, because of marked improvement in net income from operations we recorded net income and income per share for both 2008 and 2009.

Off-balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Current Liabilities: Our total current liabilities at December 31, 2009, included accounts payable, accrued liabilities and current liabilities from discontinued operations.   Accounts payable of $305,336 related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $56,311 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and factoring obligations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of December 31, 2009, World Commerce Network’s accrued liabilities totaled $101,799.  Management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

Promissory Note:  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  The Note is secured by a deed of trust with assignment of rents on our principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

The Note also provides that we may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event we fail to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our financial statements include trade receivables and collections, goodwill and the annual tests for impairment of goodwill, contingent liabilities, and valuing stock option compensation.

Trade receivables and collections:  We apply a range of collection techniques to manage delinquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible due to allowance for doubtful accounts and bad debt.  Accounts receivable and the corresponding allowance for doubtful accounts are reviewed for collectability by management quarterly and uncollectible accounts receivable are written off.

Goodwill:  Goodwill related to Intellipay is assessed annually for impairment by comparing the fair values of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then the carrying amount of the goodwill is compared with its implied fair value.

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks.  If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  The fair value of Intellipay is estimated using both cash flow information from internal budgets and multiples of revenue.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  We performed a goodwill impairment test during 2009 and concluded that an impairment of goodwill in the amount of $446,939 was appropriate.

Contingent liabilities:  Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations. From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2009.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Valuing stock options:  In September 2009, the FASB issued Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement No. 123R Revised 2004), “Share-Based Payment” (“SFAS No.123R”).   Under FASB ASC Topic 718, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.  We measure and record compensation cost relative to performance stock options which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date of grant.  The fair value of the option grant is established at the date of grant using the Black-Scholes option pricing model based on assumptions related to the five year risk free interest rate, dividend yield, volatility, and average expected term (years to exercise).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

INDEX

Report of Registered Independent Public Accounting Firm

22

Consolidated Balance Sheets

23

Consolidated Statements of Operations

24

Consolidated Statements of Stockholders’ Equity

25

Consolidated Statements of Cash Flows

26

Notes to the Consolidated Financial Statements

27

LOGO	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Webworks, Inc. and Subsidiaries

Salt Lake City, UT

We have audited the accompanying balance sheets of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Webworks, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, UT

March 31, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 377,743	$ 1,490,769
Receivables
Trade, less allowance for doubtful receivables of
$0 in 2008 and $0 in 2009	518,709	221,788
Prepaid expenses and other current assets	142,823	1,068,065
Inventory	139,423	33,880
Deferred tax asset	74,188	1,513,539
Total current assets	1,252,886	4,328,041

Property and equipment, net at cost	96,665	1,944,053
Restricted cash	649,899	2,086,670
Goodwill	1,946,253	1,499,314
Deferred tax asset	525,813	115,980
Deposits	10,699	-
Total Assets	$ 4,482,215	$ 9,974,058

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 382,014	$ 305,336
Accrued liabilities	39,311	56,312
Deferred revenue	3,192	-
Current liabilities from discontinued operations	101,799	101,799

Total current liabilities	526,316	463,447
Total liabilities	526,316	463,447

Commitments	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 44,663,895
shares in 2008 and 45,123,895 shares in 2009	41,664	45,124
Additional paid-in capital	16,596,474	17,590,515
Prepaid equity expenses	-	(260,253)
Accumulated deficit	(12,682,239)	(7,864,775)

Total stockholders' equity	3,955,899	9,510,611

Total Liabilities and Stockholders' Equity	$ 4,482,215	$ 9,974,058

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2008	2009
Revenues
Software, access and license fees	$ 474,015	$ 460,050
Hosting, gateway and maintenance fees	8,741,545	29,347,262
Merchant accounts, design and other	5,023	9,774
	9,220,583	29,817,086
Cost of sales	230,621	302,471
Gross profit	8,989,962	29,514,615
Selling expenses	5,949,458	17,929,580
Research and development	303,502	422,829
General and administrative	2,361,847	7,433,690
Depreciation and amortization	34,069	37,736
Total operating expenses	8,648,876	25,823,835
Net income from operations	341,086	3,690,780
Other income (expense)
Interest income	7,192	5
Impairment of goodwill	-	(446,939)
Other income (expense), net	29,112	411,497
Total other Income (Expense)	36,304	(35,437)

Net income from continuing operations before income taxes	377,390	3,655,343

Income Tax Provision/(Benefit)	-	(1,162,521)
Income Tax Expense	-	400

Income from continuing operations	$ 377,390	$ 4,817,464

Discontinued operations
Income from operations of discontinued World Commerce Network,
LLC (including income on disposal of $20,000, net of tax)	$ 113,475	$ -
NET INCOME	$ 490,865	$ 4,817,464

EARNINGS PER SHARE
Basic
Income from continuing operations	$ 0.01	$ 0.11
Income from discontinued operations, net of tax	0.00	-
Net income	$ 0.01	$ 0.11
Diluted
Income from continuing operations	$ 0.01	$ 0.11
Income tax expense	0.00	-
Net income	$ 0.01	$ 0.11
Weighted-average common shares outstanding
Basic	41,663,895	43,271,662
Fully Diluted	45,225,756	45,225,756

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2008 through December 31, 2009

			Prepaid	Additional
	Common Stock		Equity	Paid-in	Accumulated
	Shares	Amount	Expenses	Capital	Deficit	Totals

Balances at January 1, 2008	40,526,895	$ 40,527	$ -	$ 16,472,175	$ (13,173,104)	$ 3,339,598

Issuance of stock for insurance policies	1,062,000	1,062	-	64,622	$ -	65,684

Issuance of common for exercised options	75,000	75	-	4,625	-	4,700

Valuation of Stock Options	-	-	-	55,052	-	55,052

Net loss for the year ended December 31, 2008	-	-	-	-	490,865	490,865

Balances at December 31, 2008	41,663,895	41,664	-	16,596,474	(12,682,239)	3,955,899

Issuance of stock for insurance policies	190,000	190	(37,130)	36,940	-	-

Issuance of common for exercised options	130,000	130	-	5,270	-	5,400

Issuance of stock for consulting services and debt	3,140,000	3,140	(471,000)	467,860	-	-

Amortization of prepaid expense	-	-	247,877	-	-	247,877

Expense of extension of stock options	-	-	-	203,027	-	203,027

Valuation of stock options	-	-	-	280,944	-	280,944

Net Income for year ended December 31, 2009	-	-	-	-	4,817,464	4,817,464

Balances at December 31, 2009	45,123,895	$ 45,124	$ (260,253)	$ 17,590,515	$ (7,864,775)	$ 9,510,611

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2009
Cash Flows From Operating Activities
Net income	$ 490,865	$ 4,817,464
Adjustments to reconcile net income
to net cash provided (used) in operating activities
Depreciation & amortization	34,069	37,736
Stock issued for expense	65,685	508,130
Valuation of stock options	55,052	77,293
Non-cash expense for extension of options	-	203,027
Impairment of goodwill	-	446,939
Changes in assets and liabilities
Deferred tax asset	-	(1,029,518)
Receivables	(238,535)	296,922
Prepaid expenses and other assets	(46,796)	(971,145)
Inventory	(69,004)	105,543
Accounts payable and accrued liabilities	(478,881)	(59,678)
Current liabilities from discontinued operations	(113,475)	-
Deferred revenue	(7,302)	(3,192)
Net cash provided (used) by operating activities	(308,322)	4,429,521
Cash flows from investing activities
Purchases of property and equipment	(47,270)	(1,885,124)
Cash on reserve with bank (restricted cash)	(162,427)	(1,436,771)
Net cash used by investing activities	(209,697)	(3,321,895)
Cash flows from financing activities
Proceeds on issuance of stock from exercise of options	4,700	5,400
Net cash provided by financing activities	4,700	5,400
Net increase/(decrease) in cash and cash equivalents	(513,319)	1,113,026
Cash and cash equivalents at beginning of period	891,062	377,743
Cash and cash equivalents at end of period	$ 377,743	$ 1,490,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 1,200	$ 1,200
Non-cash financing activities:
Stock issued for expenses	$ -	$ 508,130

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., PWI, LLC and World Commerce Network, LLC and Pacific WebWorks International, LTD, a United Kingdom limited company which is currently non operating. All significant intercompany accounts and transactions have been eliminated in consolidation.  The operations of World Commerce Network, LLC have been discontinued.

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

Restricted Cash

Restricted cash includes cash maintained in a reserve account with the Company’s merchant bank in connection with the Company’s acceptance of credit card payment for its services.

Goodwill

The Company adopted FASB ASC 350-10 (prior authoritative literature SFAS No. 142, Goodwill and Other Intangible Assets) in 2002. Under FASB ASC 350-10 goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an additional impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with FASB ASC 350-10, the Company’s Intellipay business unit operates in one principal business segment, a provider of online credit card gateway services.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Goodwill – continued

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed a goodwill impairment test during 2009 and concluded that the carrying amount of goodwill exceeds the implied fair value of the goodwill, accordingly an impairment loss was recognized in December 2009 of $446,939.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605-10 regarding Revenue Recognition for application of generally accepted accounting principles related to revenue transactions.  In the third quarter 2003, the company adopted FASB ASC 605-25 as it relates to revenue arrangements with multiple deliverables.

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

 Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Revenue Recognition-continued

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

Trade Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectiblitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $0 and $0 for the period ended December 31, 2009 and 2008.

Cost of Sales

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, service personnel, telecommunications and data center costs.

Sales and Marketing Costs

Sales and marketing expenses include advertising expenses, commissions and personnel expenses for sales and marketing. The Company has expended significant amounts on sales and marketing. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.

Research and Development Costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the year ended December 31, 2008 and 2009 was $303,502 and $422,829 respectively.

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

Capital Structure

The Company has 50,000,000 shares authorized of voting common stock with 45,123,895 issued and outstanding.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consisting of golf equipment, sports apparel, health supplements, and electronics totaling $139,423 and $33,880 at December 31, 2008 and 2009, respectively.  The allowance for obsolete inventory is $0 and $130,027 at December 31, 2008 and 2009.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Earnings per share:

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with FASB ASC 260-10 (prior authoritative literature SFAS  No. 128, "Earnings per Share") common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  The average market price of the Company's common stock during the years ended December 31, 2008 and 2009 was $0.10 and $0.13, respectively.  Potentially issuable common shares totaling 3,561,861 and 1,954,094 related to options were included in the calculation of diluted earnings per share for the periods ended December 31, 2008 and 2009, respectively.

Statement of Operations Summary Information:		Year ended December 31,
		2008	2009

Numerator:	Income from continuing operations	$ 377,390	$ 4,817,464
	Income from discontinued operations, net of tax	$ 113,475	$ 0.00
	Net income	$ 490,865	$ 4,817,464

Denominator::	Weighted-average common shares outstanding
	Basic	41,663,895	43,271,662
	Diluted	45,225,756	45,225,756
EARNINGS PER SHARE:
	Basic
	Income from continuing operations	$ 0.01	$ 0.11
	Income from discontinued operations, net of tax	$ 0.00	$ 0.00
	Net income	$ 0.01	$0.11
	Diluted
	Income from continuing operations	$ 0.01	$ 0.11
	Income from discontinued operations, net of tax	$ 0.00	0.00
	Net income	$ 0.01	$ 0.11

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that except for the events described in Note 9, below, there are no other events that would have a material impact on the financial statements.

NOTE 2 –  PROPERTY AND EQUIPMENT

Property and equipment includes the following:	December 31,		Estimated useful life (years)
	2008	2009
Real Property	$ -	$ 1,850,000	30
Computer Equipment	371,713	209,932	3-5
Equipment	194,822	422,219	2-10
Software	111,976	73,400	1-3
Furniture and Fixtures	99,040	105,055	3-10
Leasehold Improvements	15,409	17,532	Lesser of Lease or Useful Life
	792,960	2,678,138
Less Accumulated Depreciation	(696,295)	(734,085)
	$ 96,665	$ 1,944,053

Depreciation expense for the years ended December 31, 2008 and 2009 was $34,069 and $37,736, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2008	2009
Payroll related liabilities	$ 49,405	$ 66,156
Sales commissions	-	-
Refunds and factor	(12,384)	(12,384)
Income tax payable	2,100	2,100
Other	190	440
	$ 39,311	$ 56,312

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock Issuance

During September 2009, the Company issued 190,000 shares of its common stock for payment of $37,130 related to insurance premiums.  The term of the policy coverage is August 2008 through August 2009.  The Company recognized expenses of $12,377 for the period between August 2009 and December 31, 2009.  The remaining amount will recognized over the term of the policy on a straight-line basis.

During July 2009, the Company issued an aggregate of 2,420,000 shares of its common stock to three separate companies for payment of $363,000 in prepaid services related to investor relations, consulting and public relations.  The services will be provided through the period of July 2009 through July 2010.  The Company recognized expenses of $181,500 for the period between July 2009 and December 31, 2009.  The remaining amount will be recognized over the period of service on a straight-line basis.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 4 - STOCKHOLDERS’ EQUITY – CONTINUED

Stock Issuance - continued

During July 2009, the Company issued an aggregate of 720,000 shares of its common stock for payment of $108,000 in prepaid consulting services and costs related to investor relations, consulting and public relations.  The services will be provided through the period of July 2009 through July 2010.  The Company recognized expenses of $54,000 for the period between July 2009 and December 31, 2009.  The remaining amount will be recognized over the period of service on a straight-line basis.

During September and November 2009, four employee of the Company exercised vested options.  The Company issued 130,000 shares of its common stock for payment of $5,400.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants. The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2009.

During 2008, the Company granted a total of 1,765,000 common stock options to employees as part of the plan.  The options vest 1/2 upon grant and 1/2 over the next six months.  The options can be exercised at a price of $0.04 any time after vesting for a period of five years from the date of grant.  During 2009, the Company granted a total of 2,300,000 common stock options to employees as part of the plan.  The options vest 1/2 upon grant and 1/2 over the next six months.  The options can be exercised at a price of $0.021 any time after vesting for a period of five years from the date of grant.

During 2009, the Company extended the expiration date of 1,235,000 options that had previously been granted and are fully vested.  These options originally expired on October 20, 2009 and the expiration date was extended until October 20, 2014.  The Company recognized $203,027 in expense upon extension.

A summary of our common stock options as of December 31, 2008 and 2009, and the changes during 2008 and 2009 are presented below:

	Stock options	Exercise price	Weighted-average exercise price
Outstanding at January 1, 2008	8,552,651	$ 0.048 - $ 0.87	$ 0.24
Granted	1,765,000	$ 0.04	$ 0.04
Exercised	(75,000)	$ 0.048 - $ 0.07	$ 0.06
Forfeited	(1,840,000)	$ 0.048 - $ 0.07	$ 0.23
Outstanding at December 31, 2008	8,402,651	$ 0.048 - $ 0.87	0.24
Granted	2,300,000	$ 0.21	$ 0.21
Exercised	(130,000)	$ 0.048 - $ 00.48	$ 0.044
Forfeited	(0)	$ 0.00	$ 0.00
Outstanding at December 31, 2009	10,572,651	$ 0.048 - $0.87	$ 0.24

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB ASC 480-10 using the modified-prospective-transition method.  Under this method, total compensation cost for 2006 and 2007 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with FASB ASC 480-10.  As a result $55,052 and $280,944 were recognized for the years ended December 31, 2008 and 2009, respectively.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 4 - STOCKHOLDERS’ EQUITY  - CONTINUED

The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2009
Five Year Risk Free Interest Rate	2.90%	2.28%
Dividend Yield	0%	0%
Volatility	81%	103%
Average Expected Term (Years to Exercise)	5	5

Employee stock options outstanding and exercisable under this plan as December 31, 2009 are:

Options outstanding
	Number outstanding	Weighted-average exercise price ($)	Weighted- average remaining contractual life years)
Exercise price ($)
0.87	40,151	0.87	1.25
0.75	1,562,500	0.75	1.25
0.12	1,435,000	0.12	.50
0.07	1,235,000	0.07	4.75
0.048	935,000	0.048	1.00
0.061	1,405,000	0.061	2.75
.21	2,300,000.21		4.75
0.04	1,660,000	0.04	3.75
	10,572,651
Options exercisable
Exercise price ($)	Number outstanding	Weighted-average exercise price	Weighted- average remaining contractual life (years)
0.87	40,151	0.87	1.25
0.75	1,562,500	0.75	1.25
0.12	1,435,000	0.12	.50
0.07	1,235,000	0.07	4.75
.048	935,000.048		1.00
0.061	1,405,000	0.061	2.75
.21	1,150,000.21		4.75
0.04	1,660,000	0.04	3.75
	9,422,651

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 5 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2008 and December 31, 2009:

	December 31, 2008 World Commerce Network, LLC	December 31, 2008 World Commerce Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	-	-
Accrued liabilities	101,799	101,799
Total current liabilities	$ 101,799	$ 101,799

Net current liabilities	$ 101,799	$ 101,799

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  Negotiations and settlements of World Commerce liabilities are currently underway as the limited liability company is phasing out its related operations.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending litigation

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 at December 31, 2008 and December 31, 2009 and have been recorded as an accrued liability.  Management believes that the recorded liability for this matter is sufficient to cover any resulting judgment from this claim.

In April 2001, one of World Commerce Network’s former vendors filed a complaint alleging default under a certain application for credit and personal guaranty made by a former officer of the Company.  The vendor seeks approximately $65,000 plus interest.  The Company is defending the claim and believes the amount should be reduced based upon the vendor’s performance and other disputes.  The Company has filed an answer to the complaint and further litigation is pending.   The Company has recorded $20,000 to accrued liabilities in the consolidated financial statements in December 31, 2007 representing its estimated liability for this matter.  Legal counsel asserts that an unfavorable outcome is unlikely and, therefore, the Company has recovered these amounts as income from discontinued operations at December 31, 2008 per the provisions of FASB ASC 450-20.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 6 – COMMITMENTS

Litigation

Class Action Lawsuits

During November 2009 three lawsuits were filed against Pacific WebWorks in various jurisdictions.  The legal actions allege similar claims related to procedures we use to sell our products in our ordinary course of business.  On November 9, 2009, Barbara Ford filed an action in the Circuit Court of Cook County, Illinois, Chancery Division.  A second action was filed on November 12, 2009, by Deanna Pelletier in the Superior Court of the State of California, County of Solano.  A third action was filed by Lisa Rasmussen on November 20, 2009, in the Superior Court of Washington, Snohomish County.

All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection and federal RICO laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charges for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  In response to these actions, Pacific WebWorks retained the law firm of Snell and Wilmer as legal counsel to vigorously defend the Company in these lawsuits.  Discovery is beginning on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel intends to oppose class certification and move to dismiss all claims.

On January 5, 2010 another similar lawsuit was filed by Song Que Hahn, a California resident, in the United States District Court for the District of Utah.  On February 8, 2010, our legal counsel filed a motion to strike the class allegations and a motion to dismiss all claims, except the breach of contract claims.  On March 9, 2010 Hahn filed an opposition to our motions and counsel intends to refute the arguments presented in the oppositions.

Google Litigation

On December 7, 2009, Google, Inc. filed a legal action against Pacific WebWorks in the United States District Court of Utah, Central Division.  Google alleged trademark infringement and unfair competition under state and federal law.  On December16, 2009, Google and Pacific WebWorks executed a Memorandum of Understanding under the terms of which  Pacific WebWorks agreed to fully cooperate with Google’s discovery and investigation and cease marketing any products using or violating Google’s trademark.  Discovery in this case is currently ongoing.  Pacific WebWorks expects to be released from this lawsuit by mid-year 2010.

Other

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 7 - INCOME TAXES

The Companies utilize the liability method of accounting for income taxes for earnings of the Company

Income taxes (benefit) for the Company consist of the following:

Current	$1,200
Deferred	$(1,162,521)
Total	$(1,161,321)

Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:

12/31/2009
Federal income taxes at statutory rate	$1,241,394
State income taxes net of federal benefit	135,920
Change in the Valuation Allowance	(1,666,429)
Other	166,930
Total	$(122,184)

Deferred taxes consist of the following:

Current
Allowance for Obsolete Inventory	$25,835
Deferred expenses	(4,295)
Net operating loss carryforwards	1,492,000
Total Current	$1,513,540
Long Term
Net operating loss carryforwards	$207,121
Book impairment of Investments	1,131,466
Excess book depreciation and amortization	42,260
Total Long-Term	$1,380,846

Less Valuation Allowance	$(1,131,466)

Net Tax Assets	$1,762,920

During the current year the Company incurred net income.  During the prior year the Company recorded a  net deferred tax asset and income tax benefit in the financial statements due to the net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits was established.  Based on an analysis of the Company net operating losses, a $1,762,919 deferred tax asset and related income tax benefit was recorded in 2009.  A valuation allowance has been recorded against the Book impairment of investments for $1,131,466.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $4,500,000 and $5,100,000 respectively, expiring through 2026.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 8 - SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended Dec. 31, 2008[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	PWI, LLC	Discontinued Operations [b]	Total
Revenues, net	$ 8,707,710	$ 479,959	$ 16,788	$ 13,888	2,238	$ -	$ 9,220,583
Net income(loss)	$ 1,740,298	$ 99,538	$ (1,449,065)	$ (15,871)	$ 2,490	$ 113,475	$ 490,865

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

The year ended Dec. 31, 2009[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	PWI, LLC	Discontinued Operations [b]	Total
Revenues, net	$ 29,744,873	$ 473,557	$ 5,742	$ -	4,417	$ -	$ 30,228,589
Net ncome(loss)	$ 6,103,762	$ 132,470	$ (1,339,253)	$ (39,351)	$ (40,164)	$ -	$ 4,817,464

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

NOTE 9 – SUBSEQUENT EVENTS

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.

The Note provides that the Company may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the balance to the outstanding principal.   In the event the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

The Note is secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

 In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

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

For the year ended December 31, 2009, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term of Office
Kenneth W. Bell	60	Chairman of the Board Chief Executive Officer Treasurer	January 2001 until next annual meeting.
Christian R. Larsen	35	Director President	April 1999 until next annual meeting.
R. Brett Bell	34	Chief Financial Officer Secretary

Kenneth W. Bell:   Kenneth Bell has served as Chairman of the Board since April 2004 and has served as Treasurer since July 2004.  He has served as our Chief Executive Officer since January 2001.  Prior to that time, he was President and Chief Executive Officer of Logio, Inc., our former subsidiary.  He formerly served as President and Chief Financial Officer of Kelmarc Corporation, a financial and management advisory company.  He has over thirty years experience in a variety of finance and management positions, including employment for fifteen years in the commercial banking industry in Utah and California.  Mr. Bell received a Bachelor’s degree from Brigham Young University.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Christian R. Larsen:  Mr. Larsen has served as our President since April 1999.  He served as our Chief Executive Officer from April 1999 through January 2001.  Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks.  He has over fifteen years experience providing computer consulting and business management services.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

R. Brett Bell:   Brett Bell was appointed Chief Financial Officer of Pacific WebWorks on January 1, 2009.  He has served as corporate Secretary since April 2004 and he served as Vice President of Finance from January 2008 through December 2008.  He has been employed as a controller for Pacific WebWorks since 2001.  Prior to becoming a controller for Pacific WebWorks, he held positions in Investor Relations and Accounting with Logio, Inc.  He studied Economics and Finance at the University of Utah.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, and representations that Forms 5 were not required, we believe during 2009 Kenneth Bell, Christian Larsen and Brett Bell each failed to timely file one Form 4 related to the acquisition of options.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Kenneth Bell and Christian Larsen, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compen-sation ($)	Total ($)
Kenneth W. Bell CEO	2009	148,750	226,500	84,000	7,400 (3)	461,650
	2008	125,791	79,500	13,000	1,914 (2)	220,205
Christian R. Larsen President	2009	125,208	221,500	73,500	1,728 (2)	421,936
	2008	102,250	78,500	12,000	1,622 (2)	194,372
R. Brett Bell CFO	2009	118,750	211,500	73,500	2,988 (4)	404,830
	2008	91,364	76,500	11,000	1,080 (2)	179,944

(1)   Value of options granted (See “Outstanding Equity Awards” below) are computed in accordance with FASB ASC Topic 718.

(2)   Represents contribution to SIMPLE IRA by the Company.

(3)   Represents $2,400 contributed to SIMPLE IRA and $5,000 contributed by the Company for country club membership dues.

(4)   Represents $1,080 contributed to SIMPLE IRA and $1,908 contributed by the Company for country club membership dues.

Employment Contracts

During the years ended December 31, 2008 and 2009, the Company had employment agreements with

Kenneth W. Bell, Christian R. Larsen and R. Brett Bell; however, the employment agreements with these executive officers expired on December 31, 2009.

Retirement Benefits or Other Arrangements

We offer a SIMPLE IRA plan to our full time employees, including our executive officers.  This plan provides that each employee may elect to contribute to an individual retirement plan through salary reduction contributions.   The Company contributes between 1% to 3% of the employee’s W-2 earnings or an amount equal to the employee’s annual contribution to the program, whichever is less.

As of the date of this report, we do not have any agreements with our named executive officers regarding resignation, retirement or other termination following a change in control.

Outstanding Equity Awards

The following table shows the outstanding equity awards of our named executive officers at December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Kenneth W. Bell Total	250,000 275,000 200,000 275,000 325,000 200,000 --	-- – – – – – –	-- – – – – – 200,000	$ 0.07 0.12 0.048 0.061 0.04 0.21 $ 0.21	10/20/2011 10/7/2010 10/9/2011 10/12/2012 10/15/2013 10/13/2014 10/13/2014
	1,525,000	–	200,000
Christian R. Larsen Total	250,000 250,000 175,000 250,000 300,000 175,000 –	– – – – – – –	– – – – – – 175,000	$ 0.07 0.12 0.048 0.061 0.04 0.21 $ 0.21	10/20/2011 10/7/2010 10/9/2011 10/12/2012 10/15/2013 10/13/2014 10/13/2014
	1,400,000	–	175,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - Continued
Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
R. Brett Bell Total	175,000 225,000 150,000 225,000 275,000 175,000 –	– – – – – – –	– – – – – – 175,000	$ 0.07 0.12 0.048 0.061 0.04 0.21 $ 0.21	10/20/2011 10/7/2010 10/9/2011 10/12/2012 10/15/2013 10/13/2014 10/13/2014
	1,225,000	–	175,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	10,572,651	$ 0.24	0
Total	10,572,651	$ 0.24	0

2001 Equity Incentive Plan:   On March 8, 2001, Pacific WebWorks’ board of directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.  Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  The board of directors amended the plan to reserve 10,000,000 shares for this plan, subject to periodic adjustments for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes.  In the event of a merger, consolidation or plan of exchange to which we are a party or a sale of all, or substantially all, of our assets the committee may continue, assume, substitute, accelerate or settle the outstanding awards.  The board of directors may suspend or terminate the plan at any time.

All of Pacific WebWorks and our subsidiaries’ employees are eligible for incentive stock options.  Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights.  We currently have 24 employees, officers and directors eligible to participate in the plan.  An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors.  As of the date of this filing, we do not have any independent directors.

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

On October 13, 2009 we granted options to purchase 2,295,000 shares of common stock to 28 employees pursuant to the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.  Under the grants, one-half of the options vested upon grant and the remaining one-half will vest on April 13, 2010.  The options have an exercise price of $0.21 per share and expire on October 13, 2014.

As of December 31, 2009, the board of directors has granted options under the plan to acquire an aggregate of 10,572,651 shares of common stock with exercise prices ranging from $0.04 to $0.87 per share.  Of the options outstanding, 9,422,651 are exercisable and the remainder vest periodically through October 2014.  This plan continues in effect until March 8, 2011, unless terminated by the board of directors.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management and any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 45,123,895 shares of common stock outstanding as of March 15, 2009, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Compass Equity Partners 369 East 900 South Salt Lake City, UT 84111	2,333,333	5.17

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Kenneth W. Bell	1,942,311 (1)	4.15
Christian L. Larsen	2,453,000 (2)	5.25
R. Brett Bell	1,400,758 (3)	3.01
All executive officers and directors as a group	5,796,069	11.63

(1)

Represents 217,311 shares and options to purchase 1,725,000 shares within the next 60 days.

(2)

Represents 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate and options to purchase 1,575,000 shares within the next 60 days.

(3)

Represents 758 shares and options to purchase 1,400,000 shares within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged during the past two fiscal years or currently proposed transaction involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

In June and July of 2009 we experienced limited merchant account processing capabilities which created a situation where we could not satisfy payables to marketing partners.  To generate needed cash in the 2009 second quarter and early third quarter we sold a portion of our hosting portfolio that was in excess of merchant account limitations to The Quad Group, LLC, a related party (the “Quad Group”) for a total of $418,196.  Quad Group is owned and managed by Nova, LLC.   Kenneth W. Bell, our director and CEO, holds a 1% membership interest in Quad Group.  Christian Larsen, our director and President, holds a 1% membership interest in Quad Group.  Brett Bell, our CFO, holds a 1% membership interest in Quad Group and our employee, Marc Bell holds a 1% interest in the Quad Group.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 4200(a)(15).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

	2008	2009
Audit fees	$ 25,750	$ 49,628
Audit-related fees	9,090	0
Tax fees	3,400	6,381
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are included in this report under Item 8 on pages 21 through 39.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.

Description

3.1

Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)

3.2

Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed March 31, 2008)

10.2

Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)

21.1

Subsidiaries of Pacific WebWorks, Inc.

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

Date:  March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Kenneth W. Bell

Kenneth W. Bell

Chairman of the Board

Chief Executive Officer

Treasurer

Date:  March  31, 2010

By:    /s/ Christian R. Larsen

Christian R. Larsen

Director

President

Date:  March  31, 2010

By:   /s/ R. Brett Bell

R. Brett Bell

Chief Financial Officer

Secretary

Date:  March  31, 2010