Form 10-Q
period 2010-03-31
PACIFIC WEBWORKS INC
filed 2010-05-17
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0627910 (I.R.S. Employer Identification No.)
230 West 400 South, 1st Floor, Salt Lake City, Utah (Address of principal executive offices)	84101 (Zip Code)

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 10, 2010 was 46,273,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4T.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

13

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of March 31, 2010 and our statements of operations for the three month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2009	2010
CURRENT ASSETS
Cash and cash equivalents	$ 1,490,769	$ 2,268,764
Receivables
Trade, less allowance for doubtful
receivables of $0 in 2009 and$0 in 2010	221,788	247,233
Prepaid expenses and other current assets	1,068,065	1,038,024
Inventory	33,880	33,880
Deferred tax asset	1,513,539	1,513,539
Total current assets	4,328,041	5,101,440
PROPERTY AND EQUIPMENT, NET AT COST	1,944,053	1,943,485
RESTRICTED CASH	2,086,670	2,869,322
GOODWILL	1,499,314	1,499,314
DEFERRED TAX ASSET	115,980	1,087
Total Assets	$ 9,974,058	$ 11,414,648

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 305,336	$ 76,472
Accrued liabilities	56,312	320,823
Current liabilities from discontinued operations	101,799	101,799
Total current liabilities	463,447	499,094
LONG-TERM LIABILITIES
Notes payable	-	1,000,000
Total long-term liabilities	-	1,000,000
Total liabilities	463,447	1,499,094
Commitments	-	-
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized
50,000,000; issued and outstanding 45,123,895 shares	45,124	45,124
Additional paid-in capital	17,590,515	17,615,538
Prepaid expense	(260,253)	(142,503)
Accumulated deficit	(7,864,775)	(7,602,605)
Total stockholders' equity	9,510,611	9,915,554

Total liabilities and stockholders' equity	$ 9,974,058	$ 11,414,648

The accompanying notes are an integral part of these financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2009	2010
Revenues
Software, access and license fees	$ 66,870	$ -
Hosting, gateway and maintenance fees	3,165,133	3,652,290
Merchant accounts, design and other	5,916	3,972
	3,237,919	3,656,262
Cost of sales	50,593	18,015
Gross profit	3,187,326	3,638,247
Selling expenses	1,966,419	461,249
Research and development	81,799	127,725
General and administrative	663,531	2,617,870
Depreciation and amortization	8,210	22,980
Total operating expenses	2,719,959	3,229,824
Net income (loss) from operations	467,367	408,423
Other income (expense)
Interest income	1,868	-
Interest expense	-	(12,082)
Other income (expense), net	-	886
Total other Income (Expense)	1,868	(11,196)
Net income (loss) from continuing operations before income taxes	469,235	397,227
Income Tax Provision/(Benefit)	-	-
Income Tax Expense	159,540	135,057

Income from continuing operations	$ 309,695	$ 262,170

Discontinued operations
Income from operations of discontinued World Commerce Network, LLC
(including income on disposal of $20,000, net of tax)	-	-

NET INCOME (LOSS)	$ 309,695	$ 262,170

EARNINGS PER SHARE
Basic
Income from continuing operations	$ 0.01	$ 0.01
Income (loss) from discontinued operations, net of tax	-	-
Net income	$ 0.01	$ 0.01

Diluted
Income from continuing operations	$ 0.01	$ 0.01
Income tax expense	-	-
Net income	$ 0.01	$ 0.01

Weighted-average common shares outstanding
Basic	41,663,895	43,271,662
Fully Diluted	41,663,895	45,225,756

The accompanying notes are an integral part of these financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31,
	2009	2010
Cash Flows From Operating Activities
Net earnings (loss)	$ 309,695	$ 262,170
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities
Depreciation & amortization	8,210	22,980
Valuation of stock options	11,665	92,312
Changes in assets and liabilities
Deferred tax asset	159,540	114,893
Receivables	(1,085,528)	(25,445)
Prepaid expenses and other assets	9,687	80,502
Inventory	5,083	-
Accounts payable and accrued liabilities	371,183	35,647
Deferred revenue	(3,192)	-
Net cash provided (used) by operating activities	(213,657)	583,059

Cash Flows From Investing Activities
Purchases of property and equipment	(8,505)	(22,412)
Cash on reserve with bank (Restricted Cash)	253,209	(782,652)
Net cash provided (used) by investing activities	244,704	(805,064)

Cash Flows From Financing Activities
Proceeds from notes payable	-	1,000,000
Net cash provided by financing activities	-	1,000,000

Net increase/(decrease) in cash and cash equivalents	31,047	777,995

Cash and cash equivalents at beginning of period	377,743	1,490,769
Cash and cash equivalents at end of period	$ 408,790	$ 2,268,764

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$ -	$ -
Cash paid for income taxes	1,200	1,200
Non-cash financing activities:	-	-
Stock issued for insurance	-	-
Stock issued for services	-	-

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three month period ending March 31, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

NOTE 2 -  SUBSEQUENT EVENTS

During April 2010 certain officers and employees of the company exercised stock options under the equity incentive plan.  Subsequently, 1,150,000 were issued at $0.04 per common share.

The Company has evaluated subsequent events for the period of March 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

In this report references to “Pacific WebWorks,” “we,” “us,” “our” and “the Company” refer to Pacific WebWorks, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth throughout 2009.  This growth was related largely to the continued upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tool in connection with the major retail sites.

Given the scrutiny that our industry is currently undergoing and our commitment to curtailing the kind of abuses the Company experienced in 2009 using the affiliate market system, we expect revenues for 2010 to be significantly less than those achieved in 2009, but we anticipate continued profitability.  We anticipate future growth moving forward from 2010 to be in the range of 10% to 20% per annum rather than the extreme growth we experienced in 2009.

During the first quarter of 2010 the Company devoted a significant amount of time and energy towards resolving the legal matters we were facing; in particular the Google matter.  We also devoted time and energy towards gaining a full understanding of the new credit card association rules and Federal Trade Commission guidelines directed towards our industry.  All of these issues have, and will affect our operations today and into the future.  Given these distractions the Company has only recently commenced testing our revised marketing offers.  We will continue to ramp up our marketing expenditures over the second quarter and through the remainder of 2010 as conditions allow.

Additionally, during the 2010 first quarter the Company released the first segment of its Visual WebTools Version 5 when it released Web Wizard V5 in February 2010.  Additional releases will be forthcoming throughout the year.

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

Liquidity and Capital Resources

We have relied primarily on revenues to fund operations for the past two years.  Our revenues increased significantly during 2009 and we recorded revenues of $8,192,663 for the fourth quarter of 2009; however, for the three month period ended March 31, 2010 (“2010 first quarter”) revenues decreased to $3,656,262.  We expect revenues to begin growing from this reduced basis, but at a more moderate rate than we experienced in 2009.  In addition, we expect to continue to generate positive cash flows through further development of our business and distribution channels and we plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.  Of course cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales.

Our revenues are primarily from hosting, gateway and maintenance fees and we are dependent upon the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to increase our revenues.  Our revenues increased for the 2010 first quarter as compared to the period ended March 31, 2009 (“2009 first quarter”).

In January 2010 we borrowed approximately $1,000,000 pursuant to a promissory note secured by a deed of trust with assignment of rents on our principal office building and a second commercial building that we purchased in December 2009.  The promissory note is discussed in more detail, below, see “Commitments and Contingent Liabilities.”  Accordingly, at March 31, 2010 we had cash and cash equivalents of $2,268,764 which we intend to use for operating capital.  We believe that we will be able to fund our operations with our revenues and available cash.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance.  In the past we have not been able to satisfy payables to marketing partners and to generate the needed cash we have sold a portion of our hosting portfolio that was in excess of merchant account limitations.  We may periodically be required to enter into similar sale transactions with other entities to properly manage our merchant account processing requirements.

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

Commitments and Contingencies

Current Liabilities: Our total current liabilities at March 31, 2010, included accounts payable, accrued liabilities and current liabilities from discontinued operations.   Accounts payable of $76,472 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $320,823 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and factoring obligations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of March 31, 2010, World Commerce Network’s accrued liabilities totaled $101,799.  Management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for nearly three years.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks, Pacific WebWorks International LTD and the discontinued operations of World Commerce Network, LLC, a non-operating company, for the three month periods ended March 31, 2010 and 2009.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2009	Three month period ended Mar. 31, 2010
Cash and cash equivalents	$ 1,490,769	$ 2,268,764
Total current assets	4,328,041	5,101,440
Total assets	9,974,058	11,414,648
Total current liabilities	463,447	499,094
Total liabilities	463,447	1,499,094
Accumulated deficit	(7,864,775)	(7,602,605)
Total stockholders’ equity	$ 9,510,611	$ 9,915,554

Total assets increased at March 31, 2010 as compared to December 31, 2009 primarily as a result of an increase in cash and cash equivalents and an increase in receivables related.  At March 31, 2010 total liabilities increased compared to the 2009 year end primarily as a result of increases in notes payable related to the promissory note for $1,000,000.  Our accumulated deficit continued to decrease at March 31, 2010 as a result of posting net income for the 2010 first quarter.

SUMMARY OPERATING RESULTS
	Three month period ended March 31,
	2009	2010
Revenues, net	$ 3,237,919	$ 3,656,262
Cost of sales	50,593	18,015
Gross profit	3,187,326	3,638,247
Total operating expenses	2,719,959	3,229,824
Net income from operations	467,367	408,423
Total other income (expense)	1,868	(11,196)
Income tax expense	159,540	135,057
Net income	309,695	262,170
Net income per share - basic	$ 0.01	$ 0.01

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

Our net revenues increased for the 2010 first quarter compared to the 2009 first quarter as a result of our online marketing program.  However, management expects revenues to decrease in future 2010 interim periods as compared to 2009 interim periods.  Management anticipates that revenues will grow again from the reduced 2010 levels and then will grow at a lower rate in 2011.  Future revenues are expected to come largely from recurring residual income rather than from one-time upfront fees.

Cost of sales include costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales decreased in the 2010 first quarter and were 0.5% of net revenues as compared to 1.5% of net revenues for the 2009 first quarter.  Management anticipates that cost of sales will remain lower in the short term as we continue our new marketing strategies.

Total operating expenses increased for the 2010 first quarter compared to the 2009 first quarter primarily due to increases in general and administrative expenses.  General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses increased for the 2010 first quarter as compared to the 2009 first quarter consistent with continued increases in customer accounts and the need to increase our staff to provide services for the new customer accounts.  During 2009 we augmented our local customer service staff with over 50 customer services agents located in the Philippines.

Our net income for the 2010 first quarter reflects the leveling off of growth related expenses incurred to address increased revenues in 2009.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations.  From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2010.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Not applicable to smaller reporting companies.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We experienced increased legal actions during 2009 related to marketing strategies and these legal actions have required our cash flows to be directed to our defense.  Our marketing strategies rely upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we have been included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  These contingent liabilities may increase our cost of doing business.

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

PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director	Date: May 17, 2010
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, And Chairman of the Board	Date: May 17, 2010
By: /s/ R. Brett Bell R. Brett Bell Chief Financial Officer and Secretary	Date: May 17, 2010