Form 10-Q
period 2010-06-30
PACIFIC WEBWORKS INC
filed 2010-08-16
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 28, 2010 was 46,273,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

13

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of June 30, 2010 and our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Pacific WebWorks, Inc

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2010
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,490,769	$3,266,858
Receivables, Trade, less allowance for doubtful receivables of $0 in 2009 and$0 in 2010	221,788	301,502
Prepaid expenses and other current assets	1,068,065	902,749
Inventory	33,880	33,880
Deferred tax asset	1,513,539	1,513,539
Total current assets	4,328,041	6,018,528
PROPERTY AND EQUIPMENT, NET AT COST	1,944,053	1,912,798
OTHER ASSETS
Restricted cash	2,086,670	2,211,801
Goodwill	1,499,314	1,499,314
Deferred tax asset	115,980	401,937
Total other assets	3,701,964	4,113,052

Total assets	$9,974,058	$12,044,378

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	305,336	112,046
Accrued liabilities	56,312	47,262
Current liabilities from discontinued operations	101,799	101,799
Total current liabilities	463,447	261,107
LONG-TERM LIABILITIES
Notes payable	--	1,000,000
Total long term liabilities	--	1,000,000
Total liabilities	463,447	1,261,107
Commitments	--	--
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000 issued and outstanding 45,123,895 shares in 2009: and 46,273,895 shares in 2010	45,124	45,170
Additional paid-in capital	17,590,515	17,661,492
Prepaid expense	(260,253)	(32,781)
Accumulated deficit	(7,864,775)	(6,890,610)
Total stockholders' equity	9,510,611	10,783,271

Total liabilities and stockholders' equity	$9,974,058	$12,044,378

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
Revenues
Software, access and license fees	$883,928	$--	$817,058	$--
Hosting, gateway and maintenance fees	11,045,627	6,962,494	7,880,493	3,306,232
Merchant accounts, design and other	5,915	--	--	--
	11,935,470	6,962,494	8,697,551	3,306,232
Cost of sales	135,486	299,834	84,893	281,819
Gross profit	11,799,984	6,662,660	8,612,658	3,024,413
Selling expenses	8,904,993	836,090	6,938,574	374,841
Research and development	180,165	226,491	98,366	98,766
General and administrative	2,363,582	4,071,125	1,700,051	1,453,255
Depreciation and amortization	21,803	45,923	13,593	22,943
Total operating expenses	11,470,543	5,179,629	8,750,584	1,949,805
Net income (loss) from operations	329,441	1,483,031	(137,926)	1,074,608
Other income (expense)
Interest income	--	--	(1,868)	--
Interest expense	--	(12,082)	--	--
Impairment of goodwill	--	--	159,654	--
Other income (expense), net	159,654	5,058	--	4,172
Total other income (expense)	159,654	(7,024)	157,786	4,172

Net income (loss) from continuing operations before income taxes	489,095	1,476,007	19,860	1,078,780
Income tax provision/(benefit)	--	--	--	--
Income tax expense	166,292	501,843	6,752	366,785

Income from continuing operations	$322,803	$974,165	$13,108	$711,995

Discontinued operations
Income from operations of discontinued World Commerce Network, LLC (including income on disposal of $20,000, net of tax)	--	--	--	--

NET INCOME (LOSS)	$322,803	$974,165	$13,108	$711,995

EARNINGS PER SHARE - Basic
Income from continuing operations	$0.01	$0.03	$0.00	$0.02
Income (loss) from discontinued operations, net of tax	--	--	--	--
Net income	$0.01	$0.03	$--	$0.02
EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.01	$0.02	$0.00	$0.02
Income tax expense	--	--	--	--
Net income	$0.01	$0.02	$--	$0.02

Weighted-average common shares outstanding - Basic	41,663,895	45,422,514	41,663,895	45,717,851
Weighted-average common shares outstanding - Fully Diluted	41,663,895	45,422,514	41,663,895	45,225,756

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2010
Cash Flows From Operating Activities
Net earnings (loss)	$322,803	$974,165
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	21,803	45,923
Valuation of stock options	11,665	25,022
Changes in assets and liabilities
Deferred tax asset	132,528	(285,957)
Receivables	(1,661,349)	(79,714)
Prepaid expenses and other assets	6,203	392,789
Inventory	4,502	--
Accounts payable and accrued liabilities	1,863,851	(202,340)
Deferred revenue	(3,192)	--
Net cash provided (used) by operating activities	698,814	869,888

Cash Flows From Investing Activities
Purchases of property and equipment	(34,285)	(14,668)
Cash on reserve with bank (restricted cash)	(134,706)	(125,131)
Net cash (used) by investing activities	(168,991)	(139,799)

Cash Flows From Financing Activities
Proceeds from notes payable	--	1,000,000
Proceeds on issuance of stock from exercise of options	--	46,000
Net cash provided by financing activities	--	1,046,000

Net increase/(decrease) in cash and cash equivalents	529,823	1,776,089
Cash and cash equivalents at beginning of period	377,743	1,490,769

Cash and cash equivalents at end of period	$907,566	$3,266,858

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$1,200	$1,200
Non-cash financing activities:
Stock issued for insurance	$--	$--
Stock issued for services	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three and six month periods ending June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 – STOCK ISSUANCES

During May 2010, employees and officers of the Company exercised vested options. The Company issued 1,150,000 of its common stock for payment of $46,000.

NOTE 3 – NOTES PAYABLE

On January 27, 2010, the Company executed a Promissory Note in the amount of $1,000,000.  The entire principal amount, which accrues at 7% interest per annum, is due on or before January 27, 2012.  The Note is secured by a deed of trust.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2010 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth during 2009.  This growth was related largely to the continued upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tool in connection with the major retail sites.  However, this growth led to some abuses in our affiliate marketing system and management took actions to curtail these abuses.

During the first quarter of 2010 the Company devoted a significant amount of time and energy towards resolving the legal matters we were facing; in particular, the Google matter.  We were able to obtain a settlement in the Google matter and were dismissed from that legal action in May 2010.  We also devoted time and energy towards gaining a full understanding of the new credit card association rules and Federal Trade Commission guidelines directed towards our industry.  All of these issues have, and will affect our operations today and into the future.

Given these distractions the Company has only recently commenced testing our revised marketing offers.  After only a brief period of testing, management determined that it is in the Company’s best interest to delay marketing our Visual WebTools product for the time being.  We are actively seeking additional marketing opportunities and other potential avenues through which we might grow the Company.  We will continue to ramp up our marketing expenditures through the remainder of 2010 as conditions allow.  We expect revenues for 2010 to be significantly less than those achieved in 2009, but we anticipate continued profitability.  Absent any currently unforeseeable events, we anticipate future growth moving forward from 2010 to be in the range of 10% to 20% per annum rather than the extreme growth we experienced in 2009.

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

Our net income for the 2010 periods increased as compared to the 2009 periods and the improved cash flows along with a $1,000,000 loan has resulted in cash and cash equivalents of $3,266,858 at June 30, 2010.  The $1,000,000 promissory note is discussed in more detail, below, see “Commitments and Contingent Liabilities.”  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash for the next twelve months.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance.  In the past when we have not been able to satisfy payables to marketing partners  to generate the needed cash we sold a portion of our hosting portfolio that was in excess of merchant account limitations.  We may periodically be required to enter into similar sale transactions with other entities to properly manage our merchant account processing requirements.

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

Commitments and Contingencies

Current Liabilities: Our total current liabilities at June 30, 2010, included accounts payable, accrued liabilities and current liabilities from discontinued operations.   Accounts payable of $112,046 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $47,262 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and receivables.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of June 30, 2010, World Commerce Network’s accrued liabilities totaled $101,799.  Management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for over three years.

Promissory Note:  Our long term liabilities include a promissory note in the amount of $1,000,000.  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  The Note is secured by a deed of trust with assignment of rents on our principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

The Note also provides that we may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event we fail to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and the discontinued operations of World Commerce Network, LLC, a non-operating company, for the three and month periods ended June 30, 2010 and 2009.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2009	Six month period ended June 30, 2010
Cash and cash equivalents	$ 1,490,769	$ 3,266,858
Total current assets	4,328,041	6,018,528
Total assets	9,974,058	12,044,378
Total current liabilities	463,447	261,107
Total liabilities	463,447	1,261,107
Accumulated deficit	(7,864,775)	(6,890,610)
Total stockholders’ equity	$ 9,510,611	$ 10,783,271

Total assets increased at June 30, 2010 as compared to December 31, 2009 primarily as a result of an increase in cash and cash equivalents resulting from loans and increased net income.  At June 30, 2010 total liabilities increased compared to the 2009 year end primarily as a result of increases in notes payable related to the promissory note for $1,000,000.  Our accumulated deficit continued to decrease at June 30, 2010 as a result of posting net income for the six month period ended June 30, 2010 (“2010 six month period”).

SUMMARY OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2009	2010	2009	2010
Revenues, net	$ 8,697,551	$ 3,306,232	$ 11,935,470	$ 6,962,494
Cost of sales	84,893	281,819	135,486	299,834
Gross profit	8,612,658	3,024,413	11,799,984	6,662,660

SUMMARY OPERATING RESULTS – Continued
	Three month period ended June 30,		Six month period ended June 30,
	2009	2010	2009	2010
Total operating expenses	8,750,584	1,949,805	11,470,543	5,179,629
Net income(loss) from operations	(137,926)	1,074,608	329,441	1,483,031
Total other income (expense)	157,786	4,172	159,654	(7,024)
Income tax expense	6,752	366,785	166,292	501,843
Income from continuing operations	13,108	711,995	322,803	974,165
Net income	13,108	711,995	322,803	974,165
Net income per share - basic	$ 0.00	$ 0.02	$ 0.01	$ 0.03

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

Our net revenues decreased for the three month period ended June 30, 2010 (“2010 second quarter”) and the 2010 six month period compared to the 2009 six month period and 2009 second quarter as a result of our shift in marketing approaches.   During 2009 we relied upon an affiliate marketing approach, but due to abuses in that type of system we have limited our use of this system and are focusing on developing alternative means of marketing while developing additional controls against abuses within the affiliate system.   Management anticipates that revenues will grow from the reduced 2010 levels and then will grow at a lower rate in 2011.  Future revenues are expected to come largely from recurring residual income.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased in the 2010 three and six month periods and was 4.3% of net revenues for the 2010 six month period as compared to 1.1% of net revenues for the 2009 six month period.  Cost of sales was lower in the 2009 periods due to the affiliate marketing strategy.  Management anticipates that cost of sales will remain higher in the short term as we continue our new marketing strategies.

Total operating expenses decreased for the 2010 periods compared to the 2009 periods primarily due to decreases in selling expenses.  Selling expenses decreased as a result of shifting away from an affiliate marketing approach.  Selling expenses include advertising expense, commissions and personnel expenses for sales and marketing and these expenses were higher in 2009 due to increased sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2010 second quarter compared to the 2009 second quarter, but increased for the 2010 six month period as compared to the 2009 six month period.  The higher general and administrative expenses in the 2010 six month period were consistent with the increases in customer accounts and the need to increase our staff to provide services for the new customer accounts.

Our net income for the 2010 periods reflect the leveling off of growth related expenses incurred to address the increased revenues in 2009.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our financial statements include trade receivables and collections, goodwill, contingent liabilities, and valuing stock option compensation.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations.  From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2010.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection and federal RICO laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charges for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  In response to these actions, Pacific WebWorks retained the law firm of Snell and Wilmer as legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel intends to oppose class certification and move to dismiss all claims.

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

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  In the past, these merchant account limitations have forced management to restrict our business growth and this restriction of growth continues to impact our earnings in a negative manner.   To address this issue we may sell a portion of our hosting portfolio in excess of merchant account limitations.

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

We experienced increased legal actions during 2009 and 2010 related to marketing strategies and these legal actions have required our cash flows to be directed to our defense.  Our marketing strategies rely upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we have been included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  These contingent liabilities may increase our cost of doing business.

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

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed June 30, 2008)

10.2

Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President and Director	Date: August 14, 2010
By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, and Chairman of the Board	Date: August 14, 2010
By: /s/ R. Brett Bell R. Brett Bell Chief Financial Officer and Secretary	Date: August 14, 2010