Form 10-Q
period 2010-09-30
PACIFIC WEBWORKS INC
filed 2010-11-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 8, 2010 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 5.  Other Information

18

Item 6.  Exhibits

18

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of September 30, 2010 and our statements of operations for the three and nine month periods ended September 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2009	2010
ASSETS		(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,490,769	$3,103,900
Receivables
Trade, less allowance for doubtful receivables of $0 in 2009 and $0 in 2010	221,788	532,912
Prepaid expenses and other current assets	1,068,065	1,675,549
Inventory	33,880	11,300
Deferred tax asset	1,513,539	1,513,539
Total current assets	4,328,041	6,837,200
PROPERTY AND EQUIPMENT, NET AT COST	1,944,053	1,890,833
OTHER ASSETS
Restricted Cash	2,086,670	1,859,975
Goodwill	1,499,314	1,499,314
Deferred Tax Asset	115,980	343,816
Total other assets	3,701,964	3,703,105

Total Assets	$9,974,058	$12,431,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$305,336	128,163
Accrued liabilities	56,312	109,381
Current liabilities from discontinued operations	101,799	101,799
Total current liabilities	463,447	339,343
LONG-TERM LIABILITIES
Notes payable	-	1,000,000
Total long term liabilities	-	1,000,000
Total liabilities	463,447	1,339,343
Commitments	-	-
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 45,123,895 shares in 2009 and 49,713,895 shares in 2010	45,124	49,714
Additional paid-in capital	17,590,515	18,161,656
Prepaid Expense	(260,253)	(378,400)
Accumulated deficit	(7,864,775)	(6,741,175)
Total stockholders' equity	9,510,611	11,091,795

Total liabilities and stockholders' equity	$9,974,058	$12,431,138

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	NINE MONTHS ENDED SEP 30, 2009	NINE MONTHS ENDED SEP 30, 2010	THREE MONTHS ENDED SEP 30, 2009	THREE MONTHS ENDED SEP 30, 2010
Revenues
Software, access and license fees	$1,174,855	$-	$290,927	$-
Hosting, gateway and maintenance fees	20,440,994	8,047,402	9,395,368	1,084,908
Merchant accounts, design and other	8,575	-	2,660	-
	21,624,424	8,047,402	9,688,955	1,084,908
Cost of sales	201,712	373,065	66,226	73,231
Gross profit	21,422,712	7,674,337	9,622,729	1,011,677
Selling expenses	15,324,868	923,995	6,419,875	87,905
Research and development	283,687	318,486	103,522	91,995
General and administrative	4,134,881	4,665,455	1,771,299	594,330
Depreciation and amortization	30,261	68,885	8,458	22,962
Total operating expenses	19,773,697	5,976,821	8,303,154	797,192
Net income (loss) from operations	1,649,015	1,697,516	1,319,575	214,485

Other income (expense)
Interest income	-	-	-	11,399
Interest Expense	-	(683)	-	-
Other income (expense), net	418,196	5,591	258,542	533

Total other Income (Expense)	418,196	4,908	258,542	11,932

Net income (loss) from continuing operations
before income taxes	2,067,211	1,702,424	1,578,117	226,417
Income Tax Provision/(Benefit)	-	-	-	-
Income Tax Expense	702,852	578,824	536,560	76,982
Income from continuing operations	$1,364,359	$1,123,600	$1,041,557	$149,435

Discontinued operations
Income from operations of discontinued World
Commerce Network, LLC (including income
on disposal of $20,000, net of tax)	-	-	-	-

NET INCOME (LOSS)	$1,364,359	$1,123,600	$1,041,557	$149,435

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.03	$0.04	$0.02	$0.00
Income (loss) from discontinued operations, net of tax	-	-	-	-
Net income	$0.03	$0.04	$0.02	$0.00
Diluted
Income from continuing operations	$0.03	$0.02	$0.02	$0.00
Income tax expense	-	-	-	-
Net income	$0.03	$0.02	$0.02	$0.00
Weighted-average common shares outstanding
Basic	42,659,646	49,713,895	44,618,678	49,713,895
Fully Diluted	45,368,549	45,225,756	49,335,629	45,225,756

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEP 30, 2009	NINE MONTHS ENDED SEP 30, 2010
Cash Flows From Operating Activities
Net earnings (loss)	$1,364,359	$1,123,600
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	30,261	68,885
Stock issued for services	508,130	412,800
Valuation of stock options	11,655	25,022
Changes in assets and liabilities
Deferred tax asset	109,690	(227,836)
Receivables	(506,246)	(209,016)
Prepaid expenses and other assets	(354,577)	(357,431)
Inventory	69,753	22,580
Accounts payable and accrued liabilities	802,159	(124,104)
Deferred revenue	(3,192)	-

Net cash provided (used) by operating activities	2,031,992	734,500

Cash Flows From Investing Activities
Purchases of property and equipment	(34,285)	(15,665)
Cash on reserve with bank (Restricted Cash)	(764,886)	226,695

Net cash (used) by investing activities	(799,171)	211,030

Cash Flows From Financing Activities
Proceeds from stock issued for services		(378,400)
Proceeds from notes payable	-	1,000,000
Proceeds on issuance of stock from exercise of options	3,200.00	46,000

Net cash provided by financing activities	3,200	667,600

Net increase/(decrease) in cash and cash equivalents	1,236,022	1,613,130

Cash and cash equivalents at beginning of period	377,743	1,490,769

Cash and cash equivalents at end of period	$1,613,765	$3,103,900

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	$1,200	$1,200
Non-cash financing activities:
Stock issued for insurance	$-	$-
Stock issued for services	$508,130	$-

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three and nine month periods ending September 30, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

NOTE 2 – STOCKHOLDERS’ EQUITY

On April 22, 2010, options to purchase 900,000 shares granted under the Company’s 2001 Equity Incentive Plan were exercised.  The Company recognized income of $46,000.

On August 19, 2010, the Company issued 1,500,000 shares of common stock to convert debt of $180,000.

On August 26, 2010, the Company issued an aggregate of 1,940,000 shares of common stock to two entities to convert debt of $235,000.

NOTE 3 – NOTE PAYABLE

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The Note holder is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  The Note is secured by a deed of trust with assignment of rents on commercial properties owned by the Company.  The Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2010 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth during 2009 and this growth was related largely to the continued upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tools in connection with the major retail sites.  However, this growth led to some abuses in our affiliate marketing system and management took actions to curtail these abuses in early 2010.  During the quarter ended September 30, 2010, management announced that it will no longer expose the Company to the risks associated with using the affiliate system to market our products. This has, and will continue to result in a significant decline in our revenues, but management anticipates continued profitability.  Consistent with this reduction in revenues, management has taken steps to reduce our overhead expense.

The Company is seeking ways to market our existing products in a less risky manner. We are actively seeking additional marketing opportunities and other potential avenues through which we might grow the Company.  We will continue to ramp up our marketing expenditures through the remainder of 2010 as conditions allow.  We expect revenues for 2010 to be significantly less than those achieved in 2009, but we anticipate continued profitability.  Absent any currently unforeseeable events, we anticipate future growth moving forward from 2010 to be in the range of 10% to 20% per annum rather than the extreme growth we experienced in 2009.

Additionally, the Company is seeking merger and acquisition opportunities.  Given the Company’s strong balance sheet and continued moderate level of recurring revenues, management believes that there are opportunities in the marketplace to expand and diversify our operations to the benefit of our shareholders.

The Company continues to expend time and money to defend itself in the legal actions brought against the Company during the past year.  We anticipate that the legal actions will continue into 2011 and possibly beyond.  In an effort to end the litigation, motions to dismiss the legal actions in Illinois and Washington have been filed (See Part II, Item 1, below).

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

Our net income for the 2010 periods decreased as compared to the 2009 periods, but a $1,000,000 loan obtained in January 2010 supplemented our cash resources.  The $1,000,000 promissory note is discussed in more detail, below (See “Commitments and Contingent Liabilities”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash for the next twelve months.

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

To conserve our cash, in August 2010 we issued an aggregate of 3,440,000 shares of common stock to convert debt of $235,000 (See Part II, Item 2, below).  In the future, if we decide to rely on equity offerings for additional services or funding, then we will likely use private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws.  However, we currently have only 286,105 common shares authorized and we will need to increase our authorized common stock to conduct any future offerings.  In any future offering, the purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

Commitments and Contingencies

Current Liabilities: Our total current liabilities at September 30, 2010, included accounts payable, accrued liabilities and current liabilities from discontinued operations.  Accounts payable of $128,163 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $109,381 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and receivables.

The Company is involved in several legal actions, but as of September 30, 2010, management has not recorded any contingent liability because management believes that we will be successful in those litigations.

Current liabilities from discontinued operations were $101,799 and were related to World Commerce Network, LLC.  The operations of World Commerce Network, LLC, our subsidiary, are ceased and discontinued.  These liabilities decreased from $215,274 in 2007 to $101,799 as a result of a recovery of previously recognized expenses related to the defunct World Commerce Network operations.  Management continues to attempt to negotiate settlements of World Commerce Network’s accrued liabilities.  As of September 30, 2010, World Commerce

Network’s accrued liabilities totaled $101,799.  Management believes the recorded liabilities are sufficient to cover any resulting liability.  There has been no activity on any of these accounts for over three years.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks and the discontinued operations of World Commerce Network, LLC, a non-operating company, for the three and nine month periods ended September 30, 2010 and 2009.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended December 31, 2009	Nine month period ended September 30, 2010
Cash and cash equivalents	$ 1,490,769	$ 3,103,900
Total current assets	4,328,041	6,837,200
Total assets	9,974,058	12,431,138
Total current liabilities	463,447	339,343
Total liabilities	463,447	1,339,343
Accumulated deficit	(7,864,775)	(6,741,175)
Total stockholders’ equity	$ 9,510,611	$ 11,091,795

Total assets increased at September 30, 2010 as compared to December 31, 2009 primarily as a result of an increase in cash and cash equivalents resulting from loans.  At September 30, 2010 total liabilities increased compared to the 2009 year end primarily as a result of increases in notes payable related to the promissory note for $1,000,000.  Our accumulated deficit continued to decrease at September 30, 2010 as a result of posting net income for the nine month period ended September 30, 2010 (“2010 nine month period”).

SUMMARY OPERATING RESULTS
	Three month period ended September 30,		Nine month period ended September 30,
	2009	2010	2009	2010
Revenues, net	$ 9,688,955	$ 1,084,908	$ 21,624,424	$ 8,047,402
Cost of sales	66,226	73,231	201,712	373,065
Gross profit	9,622,729	1,011,677	21,422,712	7,674,337
Total operating expenses	8,303,154	797,192	19,773,697	5,976,821
Net income (loss) from operations	1,319,575	214,485	1,649,015	1,697,516
Total other income (expense)	258,542	11,932	418,196	4,908
Income tax expense	536,560	76,982	702,852	578,824
Net income	1,041,557	149,435	1,364,359	1,123,600
Net income per share - basic	$ 0.02	$ 0.00	$ 0.03	$ 0.04

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

Our net revenues decreased significantly for the three month period ended September 30, 2010 (“2010 third quarter”) and the 2010 nine month period compared to the 2009 third quarter and 2009 nine month period as a result of our shift in marketing approaches.  During 2009 we relied upon an affiliate marketing approach, but due to abuses in that type of system we no longer expose our operations to the risks with affiliate marketing and we are focusing on developing alternative means of marketing.  Management anticipates that revenues will grow from the reduced 2010 levels and then will grow at a lower rate in 2011.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased in the 2010 third quarter and nine month periods as compared to the 2009 periods.  Cost of sales was 4.6% of net revenues for the 2010 nine month period as compared to 0.9% of net revenues for the 2009 nine month period.  Cost of sales was lower in the 2009 periods due to the affiliate marketing strategy.  Management anticipates that cost of sales will remain higher in the short term as we continue our new marketing strategies.

Total operating expenses decreased for the 2010 periods compared to the 2009 periods primarily due to decreases in selling expenses.  Selling expenses include advertising expense, commissions and personnel expenses for sales and marketing and these expenses were higher in 2009 due to higher sales and commissions related to the affiliate marketing approach.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2010 third quarter compared to the 2009 third quarter because the number of customer accounts were higher in 2009 and consistent with the higher number of customer accounts, we increased our staff to provide services for the new customer accounts.  General and administrative expenses increased 6.2% for the 2010 nine month period as compared to the 2009 nine month period due to legal expense and other expense related to transitioning our business.

Our net income for the 2010 periods reflects the leveling off of growth related expenses incurred to address the increased revenues in 2009.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies and approximately $101,799 in net current liabilities of our discontinued operations.  From a liquidity standpoint, any settlement or judgment received by us from pending or threatened litigation may have a direct effect on our cash balances at September 30, 2010.  Any judgments that may be received by us for pending or threatened litigation related to discontinued operations may not have a direct effect on our assets as management does not intend to satisfy such claims with the assets of our operating companies.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also serves as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Class Action Lawsuits

During November 2009 three lawsuits were filed against Pacific WebWorks in various jurisdictions.  The legal actions allege similar claims related to procedures we use to sell our products in our ordinary course of business.  On November 9, 2009, Barbara Ford filed an action in the Circuit Court of Cook County, Illinois, Chancery Division.  A second action was filed on November 12, 2009, by Deanna Pelletier in the Superior Court of the State of California, County of Solano.  A third action was filed by Lisa Rasmussen on November 20, 2009, in the Superior Court of Washington, Snohomish County.  On December 18, 2009, the Barbara Ford matter was removed to the United States District Court for the Northern District of Illinois.  On December 18, 2009, the Deanna Pelletier matter was removed to the United States District Court for the Eastern District of California.  On December 23, 2009, the Lisa Rasmussen matter was removed to the United States District Court for the Western District of Washington.

On July 9, 2010 and July 10, 2010, two additional suits brought by the same law firm as the above three cases were filed in Missouri and Florida.  On July 9, 2010, Randy Guffey filed an action in the Circuit Court for the Twentieth Judicial Circuit, Collier County, Florida, which action was removed to the United States District Court for the Middle District of Florida, Ft. Myers Division.  On July 10, 2010, Thomas Aikens filed an action in the Circuit Court of Jackson County, Missouri, which matter was removed to the United States District Court for the Western District of Missouri.

All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  In response to these actions, Pacific WebWorks retained the law firm of Snell & Wilmer as legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel intends to oppose class certification and has filed motions to dismiss all claims in the Illinois and Washington actions and a motion for summary judgment in the California action.  In addition, Pacific Webworks has brought a motion to dismiss the Guffey and Aikens actions, which motions have not yet been ruled upon.

On December 18, 2010, another similar lawsuit was filed by Song Que Hahn, a California resident, in the United States District Court for the District of Utah.  On February 8, 2010, our legal counsel filed a motion to strike the class allegations and a motion to dismiss all claims, except the breach of contract claims.  On June 17, 2010, the Court granted our motion to dismiss and dismissed the entire complaint, but gave plaintiff the right to file a motion for leave to file an amended complaint.  Mr. Hahn did file such a motion, but that motion was denied by the Court on September 10, 2010.  Currently, no actions by Mr. Hahn are pending.

On February 3, 2010, a suit was brought against Pacific Webworks by Tommy Tompkins in the Circuit Court of Jefferson County, Alabama.  The complaint in that case alleges that Pacific Webworks violated the Telephone Consumer Protection Act by calling Mr. Tompkins’ cellular telephone to make a sales solicitation.  Pacific Webworks has denied that it ever called Mr. Tompkins for any purpose whatsoever and its legal counsel will file a motion to dismiss that complaint.

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

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  In the past, these merchant account limitations have forced management to restrict our business growth and this restriction of growth continues to impact our earnings in a negative manner.   To address this issue we may sell a portion of our hosting portfolio in excess of merchant account limitations

.

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

We may not be able to adapt as the Internet market changes, including changing marketing strategies and the associated risks.

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

•

respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•

continue to find acceptable means through which to market our products.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2010, the Company issued 1,500,000 shares of common stock to Liberty Partners LLC to convert debt of $180,000 related to investor relations fees paid on our behalf.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

On August 26, 2010, the Company issued an aggregate of 1,940,000 shares of common stock to two entities to convert debt related to investor relations services provided to us.  We issued 840,000 shares to Empire Fund Managers, LLC to convert debt of $100,000 and we issued 1,100,000 shares to Maestro Investments to convert debt of $135,000.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

ITEM 5.  OTHER INFORMATION

On August 26, 2010 the Company had issued an aggregate 3,440,000 shares of common stock, which represents an increase of 7.4% of the outstanding shares as compared to the amount of outstanding shares reported on our last periodic report.  The information regarding those transactions is described above in Item 2.

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

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed September 30, 2008)

10.2

Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	PACIFIC WEBWORKS, INC. By: /s/ Christian R. Larsen Christian R. Larsen President, Secretary and Director
Date: November 15, 2010	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer, and Chairman of the Board

18