Form 10-K
period 2010-12-31
PACIFIC WEBWORKS INC
filed 2011-04-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 41,944,493 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter sold (June 30, 2010) was approximately $4,618,089.

The number of shares outstanding of the registrant’s common stock as of April 8, 2011, was 49,713,895.

Documents incorporated by reference:  None

OMITTED:

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9A.  Controls and Procedures

Item 14.  Principal Accounting Fees and Services

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

13

Item 3.  Legal Proceedings

13

Item 4.  [Reserved]

14

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

15

Item 6.  Selected Financial Data

15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        16

Item 9B.  Other Information

16

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

16

Item 11.  Executive Compensation

17

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

19

Item 13.  Certain Relationships and Related Transactions, and Director Independence

21

PART IV

Item 15.  Exhibits, Financial Statement Schedules

22

Signatures

23

In this annual report references to “Pacific WebWorks,” “we,” “us,” “our,” and “the Company” refer to Pacific WebWorks, Inc. and its subsidiaries.

EXPLANATORY NOTE

This annual report on Form 10-K is incomplete because it does not include audited financials for the period ended December 31, 2010.   The Company’s financial information for the year ended December 31, 2010 is unavailable as of the date of this report due to certain events.  The Company’s Chief Financial Officer left the Company to pursue other opportunities during the fourth quarter of 2010 and management was unable to replace that person prior to year end.  Also, the Company’s former independent registered public accounting firm was dismissed in January 2011 as a result of that firm being dissolved.  The new independent registered public accounting firm has failed to complete the audit as of the date of this report.  As a result, on April 13, 2011 the Company dismissed Morrill & Associates, LLC as our independent registered public accounting firm and engaged Michael J. Larsen, Certified Public Accountant, as the Company’s independent registered public accounting firm.  These events have delayed the preparation of the Company’s audited financials for December 31, 2010.

Management is working diligently to complete the audit for the 2010 year and has decided to file the balance of the report at this time.  We have indicated on the cover page of this report which disclosure items have been omitted.  The Company intends to file as soon as practicable an amendment to this report which will include the omitted disclosure items, the audited financial statements and other financial information for the year ended December 31, 2010.

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

Pacific WebWorks is currently expanding operations to include an investment and business consulting arm which will seek expansion opportunities into synergistic areas.  Pacific WebWorks is also actively seeking acquisition opportunities that can add to our consolidated family of subsidiaries.

We have four wholly-owned subsidiaries:  Intellipay, Inc., TradeWorks Marketing, Inc., and FundWorks, Inc, which are all Delaware corporations, and World Commerce Network, LLC a Utah Limited Liability Company. Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated to mass market our products and services.  FundWorks, Inc. is dormant, but previously provided operating lease arrangements for certain TradeWorks’ customers.  In July of 2007 we formed Pacific WebWorks International, LTD to market our products and services in Europe and also provide a vehicle for the establishment of offshore credit card processing capabilities.  To date we have not initiated any of these activities offshore and have allowed that company’s registration to lapse.

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

Additionally, we believe our new investment and consulting operation can provide valuable capital and management to a variety of companies both within our industry and elsewhere.  We also believe there is opportunity to grow our product set through an acquisition strategy.

Pacific WebWorks Product Characteristics

Visual WebToolsTM Version 5 is a suite of software programs that fit together to perform the basic business functions we believe are the most effective on the Internet.  The following products are included as part of this suite.

WebWizard is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet has very powerful additional functionalities for web design professionals.  In February 2010 we released WebWizard 5 which incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process.  No complicated programming skills are required to use the WebWizard tool.  Our customers can easily manage their sites’ layout, colors, content, tables and graphics. WebWizard includes a library of hundreds of graphics that are readily accessible by our customers.  WebWizard allows our customers to quickly and easily create, update, modify and enhance their web sites.  It also integrates with social media outlets such as Twitter, Facebook and MySpace.  Changes can be uploaded to our servers within minutes, 24 hours a day, 7 days a week from any Internet-connected Microsoft Windows® computer.

ClipOn Commerce™ is an e-storefront and product management system, complete with shopping cart technology.  ClipOn Commerce allows our customers to build an Internet storefront.  They can create a complete product catalog, organize and search products by unlimited categories, and import/export to and from their database.  ClipOn Commerce is designed to function with a third party merchant account and is integrated with our Intellipay payment system which allows our clients to accept all major credit cards online.  ClipOn Commerce has support for QuickBooks® accounting software enabling our customers to update between their accounting records and their Internet storefront.  ClipOn Commerce also features UPS shipping integration.

WebContacts is a contact management program.  Companies that use our system can utilize WebContacts to organize information about all the entities they do business with including customers, suppliers, distributors, potential customers, etc.  WebContacts also enables customers to capture information about people that visit their web site, if those visitors elect to supply contact information at the site, enabling our customers to be more effective when using the web as a marketing and communications tool.

WebChannels is an e-mail distribution program that enables our customers to send customized e-mails in either plaintext or HTML format to their WebContacts database of visitors.  Since email is the most popular activity on the web, and one of the most effective forms of Internet marketing, WebChannels provides our customers with a practical tool with which to promote their businesses.  For example, by using WebChannels, a client could easily send out a weekly newsletter, coupons or special offers to an entire customer base, certain visitor types or to a segment of their customers.

Web Profiling Tool is a form and survey creation tool that helps capture feedback and valuable demographic information from customers and web site visitors.  Our clients can create customizable forms, surveys and interactive questionnaires. The web profiling tool includes a catalog of pre-designed questions such as education level, hobbies, satisfaction level, etc.  The profiling forms may also be custom created by our customers.

WebStats enables our customers to analyze visitor activities on their web sites in order to track pages viewed, hits, time of access, etc.  WebStats is a statistics program that provides detailed reports and graphs related to referring pages, geographic location of visitors, browsers and the operating systems web site visitors are using, which web pages generate hits, and which pages are the most popular.  WebStats can produce reports of business information, including year-long trends and the effectiveness of the clients’ sites.

Auction Connection is a module that allows Visual WebTools users to list inventory items with eBay at the click of a button.

Increase My Margin is a tool that allows eBay users to quickly and effectively analyze information and data related to the sale of products sold on eBay over a period of time.

Intellipay Product Characteristics

Intellipay™ Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations.  These products allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks, remote locations through their Nextel cell phone or at the physical point of sale.  The Intellipay products use the same standards as all major commerce sites, including industry standard security components and methods.  The product has been tested under strict banking network procedures.  Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 to 5 seconds) and returns the customer back to the business site.  Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.  Intellipay is entirely compliant with PCI 2.0, which is a combined security regulation for VISA and Mastercard

ePayment System supports all major card types including Visa, MasterCard, American Express, Discover, Diners Club and JCB.  Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks.  Transaction types include industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called “force” allowing a transaction authorized offline (such as a voice authorization) to be settled and credits for refunds.Intellipay’s innovative address verification system allows merchants to retrieve a score and verify account validity.

This Intellipay product allows our customers to control transaction level behavior depending on AVS scores, duplicate transaction attempt detection, and more.  Intellipay also automatically settles merchant batches nightly so our customers are freed from forcing settlement via manual or programmatic methods, which also helps reduce our customer’s costs by settling within the 24-hour window mandated by most merchant accounts.  The Intellipay system is fully transportable; meaning that a customer can switch web site hosting companies, move between most e-commerce software programs or change to or from many merchant account providers.  Our products can grow and change with our customer at little or no additional charge, and with minimal technology issues.

ExpertLink™ is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web and application developers to build in ePayment processing and features like batch management commands, duplicate transaction detection and management, and more.  Our customers usually purchase ExpertLink or LinkSmart, and both come with Smart Terminal and the Secure Account Management System.

LinkSmart™ gives our online customers ePayment features with minimal technical installation required. With LinkSmart, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart serves the secure, customizable payment pages for them.  LinkSmart offloads many expensive mission-critical e-commerce tasks from the merchant.

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

Secure Account Management System (“SAMS”) allows Intellipay customers to securely log into Intellipay's Secure Account Management System from any web browser to configure and control various Intellipay components and behaviors. Customers can manage current day authorized transaction batches, control passwords, enforce transaction data components, control features such as our duplicate transaction detection and management system, control email transaction receipts, access Smart Terminal, control LinkSmart payment page contents, target returning live data streams, configure Visa-required invoice numbering, and more.  Customers can also view transaction histories for any day in the trailing 180 day period.

IntelliPay Desktop Terminal (“IDT”) brings all of the functionality of a Virtual Terminal application to your desktop while supporting hardware such as a card reader and receipt printer.  This allows merchants to receive a qualified discount rate on their transactions and reduce equipment and processing fee costs.  They can also take advantage of sharing printers on their network by allowing several terminals to print to the same receipt printer in order to reduce hardware requirements.

IntelliPay Wireless Terminal (“IWT”) submits wireless transactions with retail qualifications using Nextel data service.  This allows a merchant to accept either swiped or keyed transactions with a Nextel Cellular / Data phone using a card reader. The merchant has all of the benefits of retail rates with the added value of visual batch management and settlement process.  IntelliPay Wireless Terminal is an attractive solution for all mobile merchants that also use a cellular phone.

Other Services and Products

Technical Support is offered via online chat or e-mail from 8 a.m. to 7 p.m. (MST), or by phone from 8 a.m. to 5 p.m. (MST).

Our PCI compliant hosting infrastructure allows us to host our customers’ web sites, therefore eliminating the cost of hardware investment and maintenance for them.

Domain Names are offered to customers online at retail prices.  These include “.com,” “.org,” “.biz,” “.net,” “.us” and “.info.”

Additionally, we have several complimentary product offers including:

•

Amazing WebStores – allows users to set up a store to sell Amazon products directly from their web site.

•

“eSuccess2U.com” – our proprietary e-mail marketing system.

Sales and Marketing

As a result of recent difficulties related to the use of the affiliate market system in selling our products the Company is seeking ways to market our existing products in a less risky manner. We are actively discussing more controlled marketing opportunities through which our products can be sold.

Previously we have marketed and sold our products primarily through a variety of online marketing partners and programs.  Due to the inability to control the marketing message delivered through this manner of marketing we are seeking other methods of distribution for our products. This may limit the speed with which we are able to increase revenues moving forward, however, we believe it will result in a more satisfied customer who will remain with our service for a more extended period of time. We believe the ease and versatility of our products, which allows small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost, will continue to be a major selling point.

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

At the present time, we have not identified any other companies that are using an identical approach to ours.  Nonetheless, it is probable that larger interests will choose to enter the market we are developing or that a new market may emerge.  Although we feel the market is vast and should accommodate many technology providers, competitor scale and volume may present a growing risk in the future.

In our estimation, few major competitors currently offer products comparable to the Visual WebTools™ product family.  We believe that our product provides a comparable service for a lower price than that provided by our competitors.  In addition, because we have focused our efforts on small businesses, including providing Internet tools which allow businesses to develop their own web sites, we believe that we are better able to address our customer’s site development needs.

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

The rapidly increasing competitive landscape along with the difficulties we have incurred in affiliate marketing has played a significant role in our decision to expand our horizons to include other investment opportunities and to add other potential product offerings to our operations.

Major Customers

Our client base includes approximately 10,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  In the past a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  We are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

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

We also rely upon trade secrets, proprietary know-how, and confidentiality provisions in agreements with employees, consultants, and resellers to protect our intellectual property rights.  There are risks that these other parties may not comply with the terms of their agreements with us, and that we may not be able to adequately enforce our rights against these parties.  We have adopted a policy of requiring our employees and resellers to execute confidentiality agreements when they commence employment with us or resell our products.  These agreements generally provide that all confidential information developed or made known to the employees or resellers during the course of their relationship with us is to be kept confidential and not disclosed to third parties, except under certain specific circumstances.  In the case of employees, the agreements also provide that all inventions conceived by the employees in the course of their employment will be the Company’s exclusive property.

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2009, we recorded research and development expense of $422,829 primarily related to the maintenance of our technologies and the development of our new offerings.  The research and development expense for the year ended December 31, 2010 is not available at this time.

Material Contracts

In March 2007 we entered into a telecommunications and Internet access agreement with Verizon Business Services, Inc. (“Verizon”).  The Verizon agreement, accepted on October 9, 2007, provides local and long distance telephone service and Internet service from 10MB burstable to 45MB to our principle offices.

On September 21, 2009 we entered into an agreement with XO Communications to install new fiber optics and electronics into our principle offices.  This new connection will provide four times the bandwidth we had relied upon during 2009 and 2010.  Construction commenced in April 2010 and will be followed by a two year contract.

Employees

As of the date of this filing the Company has eight employees in Pacific WebWorks.  We have four employees in administration, two development engineers and two customer service personnel.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

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

We intend to expand our services and product offerings and anticipate evaluating potential acquisitions of businesses, services, products, or technologies.  These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company.  As of the date of this filing, we have no present commitment or agreement with respect to any material acquisition of other businesses, services, products, or technologies.

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

We experienced increased legal actions during 2009 and 2010 related to our marketing strategies and these legal actions have required our cash flows to be directed to our defense.  Our marketing strategies had relied upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we have been included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  These contingent liabilities may increase our cost of doing business.

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

All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  In response to these actions, Pacific WebWorks retained the law firm of Snell & Wilmer as legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel intends to oppose class certification and filed motions to dismiss all claims in the Illinois and Washington actions, which motions were granted in part and denied in part.  Pacific WebWorks has renewed its motion to dismiss in the Illinois action, which motion has not yet been ruled upon.  In addition, Pacific Webworks has brought motions to dismiss the Pelletier, Guffey and Aikens actions, which motions have not yet been ruled upon.

Google Litigation

On December 7, 2009, Google, Inc. filed a legal action against Pacific WebWorks in the United States District Court of Utah, Central Division.  Google alleged trademark infringement and unfair competition under state and federal law.  On December16, 2009, Google and Pacific WebWorks executed a Memorandum of Understanding under the terms of which  Pacific WebWorks agreed to fully cooperate with Google’s discovery and investigation and cease marketing any products using or violating Google’s trademark.  On May 28, 2010, Google, Inc. and Pacific WebWorks, Inc agreed to the entry of a Stipulated Final Judgment and Order for Permanent Injunction by the Court to resolve all matters in dispute.

Other Actions

On January 21, 2010, the State of Florida served Pacific WebWorks with a subpoena seeking production of documents related to an alleged violation of consumer protection laws in the state of Florida.  The Company has denied it has violated any Florida consumer protection laws.  Our counsel has responded to that subpoena, and it appears that the State of Florida and the Company have come to resolution as to a settlement of this dispute and are in the process of completing the settlement documents.

On February 3, 2010, a suit was brought against Pacific WebWorks by Tommy Tompkins in the Circuit Court of Jefferson County, Alabama.  The complaint in that case alleges that Pacific WebWorks violated the Telephone Consumer Protection Act by calling Mr. Tompkins’ cellular telephone to make a sales solicitation.  Pacific WebWorks has denied that it ever improperly called Mr. Tompkins, or that it otherwise violated the Telephone Consumer Protection Act.  In response to this action, Pacific WebWorks retained the law firm of Snell & Wilmer as legal counsel to vigorously defend the Company.  Discovery has commenced in that action.

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

	2009		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.06 0.14 0.37 0.55	$ 0.02 0.03 0.10 0.02	$0.125 0.19 0.151 0.161	$ 0.051 0.03 0.05 0.00

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

Holders

As of April 8, 2011 we had 415 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on January 31, 2011 we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC and engaged Morrill & Associates, LLC as our independent public registered accounting firm.  The Company intends to file a Current Report on Form 8-K to disclose the termination of  Morrill & Associates, LLC as our independent registered public accounting firm on April 13, 2011 and the engagement of Michael J. Larsen, Certified Public Accountant, as the Company’s independent registered public accounting firm on April 14, 2011.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information.  Our bylaws provide for a board of directors consisting of at least three directors.  As of the date of this report we have one vacancy on our board of directors.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no family relationships between our directors and executive officers.

Name	Age	Position Held	Director Term of Office
Kenneth W. Bell	61	Chairman of the Board Chief Executive Officer Principal Financial Officer Treasurer	January 2001 until next annual meeting.
Christian R. Larsen	36	Director President and Secretary	April 1999 until next annual meeting.

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

Christian R. Larsen:  Mr. Larsen has served as our President since April 1999.  He was appointed Secretary in October 2010.  He also served as our Chief Executive Officer from April 1999 through January 2001.  Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks.  He has over fifteen years experience providing computer consulting and business management services.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, and representations that Forms 5 are not required, we believe all forms were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.  The majority of all executive bonuses paid during 2010 were paid in the first quarter of that year, prior to the Company understanding the limitations placed upon its marketing efforts.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compen-sation ($)	Total ($)
Kenneth W. Bell CEO	2010	173,300	218,400	0	16,720 (2)	408,420
	2009	148,750	226,500	84,000	7,400 (3)	461,650
Christian R. Larsen President	2010	150,176	218,400	0	16,720 (4)	385,296
	2009	125,208	221,500	73,500	1,728 (5)	421,936

SUMMARY COMPENSATION TABLE - continued
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compen-sation ($)	Total ($)
R. Brett Bell Former CFO	2010	124,007	217,500	0	14,113 (6)	355,620
	2009	118,750	211,500	73,500	2,988 (7)	404,830

(1)   Value of options granted (See “Outstanding Equity Awards” below) are computed in accordance with FASB ASC Topic 718.

(2)   Represents $11,500 contributed to SIMPLE IRA and $5,220 contributed by the Company for country club membership dues.

(3)   Represents $2,400 contributed to SIMPLE IRA and $5,000 contributed by the Company for country club membership dues.

(4)   Represents $11,500 contributed to SIMPLE IRA and $5,220 contributed by the Company for country club membership dues.

(5)   Represents contribution to SIMPLE IRA by the Company.

(6)   Represents $10,198 contribution to SIMPLE IRA and $3,915 contributed by the Company for country club membership dues.

(7)   Represents $1,080 contributed to SIMPLE IRA and $1,908 contributed by the Company for country club membership dues.

Employment Contracts

During the year ended December 31, 2010 we did not have employment agreements with any of our named executive officers.  However, during the year ended December 31, 2009, the Company had employment agreements with Kenneth W. Bell, Christian R. Larsen and R. Brett Bell; but the employment agreements with these named executive officers expired on December 31, 2009.

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

Outstanding Equity Awards

The following table shows the outstanding equity awards of our named executive officers at December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Kenneth W. Bell Total	250,000 200,000 275,000 325,000 400,000	– – – – –	– – – – –	$ 0.07 0.048 0.061 0.04 0.21	10/20/2011 10/9/2011 10/12/2012 10/15/2013 10/13/2014
1,450,000
Christian R. Larsen Total	250,000 175,000 250,000 300,000 350,000	– – – – –	– – – – –	$ 0.07 0.048 0.061 0.04 0.21	10/20/2011 10/9/2011 10/12/2012 10/15/2013 10/13/2014
1,325,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	5,620,000	$ 0.19	4,380,000
Total	5,620,000	$ 0.19	4,380,000

2001 Equity Incentive Plan:   On March 8, 2001, Pacific WebWorks’ board of directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan.  Under this plan we may grant stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  This plan continues in effect until terminated by the board of directors.  The board of directors amended the plan to reserve 10,000,000 shares for the plan, subject to periodic adjustments for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations or other similar changes.  In the event of a merger, consolidation or plan of exchange to which we are a party or a sale of all, or substantially all, of our assets the committee may continue, assume, substitute, accelerate or settle the outstanding awards.  The board of directors may suspend or terminate the plan at any time.

All of Pacific WebWorks and our subsidiaries’ employees are eligible for incentive stock options.  Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights.  We currently have 8 employees, officers and directors eligible to participate in the plan.  An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors.  As of the date of this filing, we do not have any independent directors.

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

On April 19, 2010 the Company filed a post-effective amendment to the Form S-8 registration statement filed with the SEC on May 26, 2006 which registered 3,560,000 shares to be granted under the plan.  At December 31, 2010 the Company had sold an aggregate of 1,280,000 registered shares of common stock registered under the initial registration statement and the amended registration statement will continue the registration of the remaining 2,280,000 shares.

The Company did not grant any options during 2010 and all of the granted options are vested.  As of December 31, 2010, the board of directors has granted options under the Plan to acquire an aggregate of 5,620,000 shares of common stock with exercise prices ranging from $0.04 to $0.87 per share.  All of the outstanding options are exercisable and expire through October 2014.  During 2010 an aggregate of 1,150,000 options were exercised and 3,802,651 options were forfeited.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of April 8, 2011, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Kenneth W. Bell	1,992,311 (1)	3.89
Christian L. Larsen	2,503,000 (2)	4.90
All executive officers and directors as a group	4,495,311	8.56

(1)   Represents 542,311 shares and options to purchase 1,450,000 shares within the next 60 days.

(2)   Represents 300,000 shares, 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate and options to purchase 1,325,000 shares within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Related Transactions

Since the beginning of the past fiscal year, we have not entered into, or currently propose to enter into, any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are not included in this report.

(a)(2) Financial Statement Schedules

No financial statement schedules are included in this report.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.

Description

3.1

Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)

3.2

Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

4.1

Pacific WebWorks, Inc. 2001 Equity Incentive Plan, as amended (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-134534, filed April 19, 2010)

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed March 31, 2008)

10.2

Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)

21.1

Subsidiaries of Pacific WebWorks, Inc. (Incorporated by reference to exhibit 21.1. for Form 10-K filed March 31, 2010)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PACIFIC WEBWORKS, INC.

By:      /s/ Christian R. Larsen

Christian R. Larsen, President

Date:  April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Kenneth W. Bell

Kenneth W. Bell

Chairman of the Board

Chief Executive Officer

Principal Financial Officer

Treasurer

Date:  April 15, 2011

By:       /s/ Christian R. Larsen

Christian R. Larsen

Director

President and Secretary

Date:  April 15, 2011