Form 10-K/A
period 2010-12-31
PACIFIC WEBWORKS INC
filed 2011-04-20
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

The number of shares outstanding of the registrant’s common stock as of April 18, 2011, was 49,713,895.

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

EXPLANATORY NOTE

This annual report on Form 10-K is incomplete because it does not include audited financials for the period ended December 31, 2010.   The Company’s financial information for the year ended December 31, 2010 is unavailable as of the date of this report due to certain events.  The Company’s Chief Financial Officer left the Company to pursue other opportunities during the fourth quarter of 2010 and management was unable to replace that person.  Also, the Company’s former independent registered public accounting firm was dismissed in January 2011 as a result of that firm being dissolved.  The new independent registered public accounting firm failed to complete the audit.  As a result, on April 13, 2011, the Company dismissed Morrill & Associates, LLC as our independent registered public accounting firm.  The Company is seeking a new independent registered public accounting firm to complete the required audit.  These events have delayed the preparation of the Company’s audited financials for December 31, 2010.

Management is working diligently to complete the audit for the 2010 year and pursuant to Rule 12b-25(e) the Company is providing the portion of the report that is currently available.  We have indicated on the cover page of this report which disclosure items have been omitted.  The Company intends to file as soon as practicable an amendment to this report which will include the omitted disclosure items, the audited financial statements and other financial information for the year ended December 31, 2010.

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

Holders

As of April 18, 2011 we had 415 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on January 31, 2011 we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC and engaged Morrill & Associates, LLC as our independent registered public accounting firm.  As reported in our Current Report on Form 8-K, on April 13, 2011, we dismissed Morrill & Associates, LLC as our independent registered public accounting firm.

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

The Company did not grant any options during 2010 and all of the granted options are vested.  As of December 31,2010, the board of directors has granted options under the Plan to acquire an aggregate of 5,620,000 shares of common stock with exercise prices ranging from $0.04 to $0.87 per share.  All of the outstanding options are exercisable and expire through October 2014.  During 2010 an aggregate of 1,150,000 options were exercised and 3,802,651 options were forfeited.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of April 18, 2011, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

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

/s/Christian R. Larsen

Christian R. Larsen, President

Date:  April 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Kenneth W. Bell

Kenneth W. Bell

Chairman of the Board

Chief Executive Officer

Principal Financial Officer

Treasurer

Date:  April 19, 2011

By:

/s/Christian R. Larsen

Christian R. Larsen

Director

President and Secretary

Date:  April 19, 2011