Form 10-K/A
period 2010-12-31
PACIFIC WEBWORKS INC
filed 2012-01-09
CIK 1086303

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

Yes [   ]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 41,944,493 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2010) was approximately $4,618,089.

The number of shares outstanding of the registrant’s common stock as of January 9, 2012, was 49,713,895.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

11

Item 2.  Properties

14

Item 3.  Legal Proceedings

15

Item 4.  [Reserved]

16

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

16

Item 6.  Selected Financial Data

17

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         17

Item 8.  Financial Statements and Supplementary Data

24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        46

Item 9A.  Controls and Procedures

46

Item 9B.  Other Information

47

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

47

Item 11.  Executive Compensation

48

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

50

Item 13.  Certain Relationships and Related Transactions, and Director Independence

52

Item 14.  Principal Accounting Fees and Services

52

PART IV

Item 15.  Exhibits, Financial Statement Schedules

53

Signatures

54

In this annual report references to “Pacific WebWorks,” “we,” “us,” “our,” and “the Company” refer to Pacific WebWorks, Inc. and its subsidiaries.

EXPLANATORY NOTE

This report on Form 10-K has been delayed because the Company’s financial information for the year ended December 31, 2010 was unavailable as of April 20, 2011.  The Company’s Chief Financial Officer left the Company to pursue other opportunities during the fourth quarter of 2010 and management was unable to fill that vacancy prior to year end.  In addition, the Company changed its independent registered public accounting firm in January 2011 and the new independent registered public accounting firm failed to complete the audit prior to the filing deadline.  As a result, in April 2011 the Company changed independent registered public accounting firms again.  These events have delayed the preparation of the Company’s audited financial statements for December 31, 2010.   This report includes financial and non-financial information for the years ended December 31, 2009 and 2010 and also includes descriptions of certain subsequent events occurring in 2011.

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

PART I

ITEM 1.  BUSINESS

Historical Development

The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   During 2009 and 2010 we had four wholly-owned subsidiaries:  Intellipay, Inc., TradeWorks Marketing, Inc., and FundWorks, Inc, which are all Delaware corporations, and World Commerce Network, LLC, a Utah limited liability company and inactive subsidiary. Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated to mass market our products and services.  FundWorks, Inc. was dormant in 2010, but previously provided operating lease arrangements for certain TradeWorks’ customers.

On November 11, 2008, Pacific WebWorks formed PWI, LLC, a Utah limited liability company.  The Company holds a 51% membership interest in this entity and Interform, a local sporting goods and apparel wholesaler, holds the remaining 49% membership interest.  PWI, LLC was formed to manage InterformDirect.com, a virtual golf equipment and accessories store.  This business is now dormant.

On May 8, 2008, Pacific WebWorks incorporated Promontory Marketing, Inc., a Wyoming corporation, as a wholly-owned subsidiary for the purpose of marketing Pacific WebWorks’ products.  This corporation was activated for business in 2010.

On June 9, 2011, Pacific WebWorks formed Headlamp Ventures, LLC, a Utah limited liability company, as a wholly-owned subsidiary for the purpose of pursuing business acquisitions and investments.

World Commerce Network, LLC had discontinued operations since July 2002, but on July 20, 2011, the Company’s Board of Directors resolved to revive World Commerce Network, LLC’s business operations.

On August 2, 2011, the Company acquired Thrifty Seeker, LLC, a Utah limited liability company that competes in the daily deals space.

On August 19, 2011, the Company’s Board of Directors resolved to discontinue and dissolve Fundworks, Inc.

Pacific WebWorks’ Web Site Business

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turnkey applications allowing small- to medium-sized businesses to expand over the Internet.  Our product family provides tools for web site creation, management and maintenance, electronic business storefront hosting and Internet payment systems for the small- to medium-sized business and organization.  Additionally, we have integrated our product with many of the popular online auction/sales portals enabling our customers to easily sell their products at these portals using our Visual WebTools product.

We initially focused our business entirely on virtual retailing software solutions, meaning merchants that do not have a physical store location and would exist only on the Internet.  Due to requests in the marketplace, we expanded our technologies to include features for small to medium-sized physical “brick and mortar” entities, in addition to our virtual merchants. This is expected to give these businesses and other organizations a complete solution for all physical store and Internet concerns and at the same time reduce the costs of operations and introduce new profit centers for them.

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

While we enjoyed great success marketing our WebTools product over the internet, we also experienced considerable difficulties in a number of areas as a result of our inability to control the misleading messages conveyed by many affiliates and networks on the internet in an effort to drive traffic to our product offerings. As a result of these issues we have discontinued marketing our WebTools product over the internet. This has resulted, and will continue to result, in a decrease in the revenues we will generate from that product. While we will seek to find other avenues through which to market this product we believe our resources can be better utilized pursuing other opportunities.

Consistent with the above we believe that our new investment and consulting operation, Headlamp Ventures, can provide valuable capital and management to a variety of companies both within our industry and elsewhere.  We also believe there is opportunity to grow our product set through an acquisition strategy.

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

Intellipay Product Characteristics

Intellipay™ Payment System - This group of products offers payment technologies for business-to-business and business-to-customer uses on the Internet and in physical store locations.  These products allow our customers to accept real time credit card payments from their web site, Internet appliances, kiosks, remote locations through their Nextel cell phone or at the physical point of sale.  The Intellipay products use the same standards as all major commerce sites, including industry standard security components and methods.  The product has been tested under strict banking network procedures.  Once customers enter the necessary data in a secure form, Intellipay quickly processes the transaction in real-time (2 to 5 seconds) and returns the customer back to the business site.  Intellipay also provides methods for enterprise-level businesses to link Intellipay products, services and features into their ecommerce web sites and transmit transactional data for use in back-office systems.  Intellipay is entirely compliant with PCI 2.0, which is a combined security regulation for VISA and Mastercard.  As part of our new strategy we expect to pursue additional ways in which we can market and implement our Intellipay product.

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

Other Services and Products

Technical Support is offered via online chat or e-mail from 8 a.m. to 5 p.m. (MST), or by phone from 8 a.m. to 5 p.m. (MST).

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

These products continue to receive enthusiastic reception amongst our customer base and are a positive component of our virtual product portfolio.

Sales and Marketing

Previously we had marketed and sold our products primarily through a variety of online marketing partners and programs.  Due to the inability to control the marketing message delivered through this manner of marketing we are seeking other methods of distribution for our products. This may limit the speed with which we are able to increase revenues moving forward, however, we believe it will result in a more satisfied customer who will remain with our service for a more extended period of time. We believe the ease and versatility of our products, which allows small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost, will continue to be a major selling point.

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

In our estimation, few major competitors currently offer products comparable to the Visual WebTools™ product family.  We believe that our product provides a comparable service for a lower price than that provided by our competitors.  In addition, because we have focused our efforts on small businesses, including providing Internet tools which allow businesses to develop their own web sites, we believe that we are better able to address our customer’s web site development needs.

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

Major Customers

Our client base includes approximately 5,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  During 2009 a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  We are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

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

The majority of our core technology was developed internally by either our engineers or by the engineers of Utah WebWorks and Intellipay.  Other than Internet connectivity and other information technology infrastructure, the performance of our products does not significantly rely on any third party technology, although we continue to support as many third party technologies as possible.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2009, we recorded research and development expense of $422,829 primarily related to the maintenance of our technologies and the development of our new offerings.  During the year ended December 31, 2010 we recorded research and development expense of $386,151.

Material Contracts

In March 2007 we entered into a telecommunications and Internet access agreement with Verizon Business Services, Inc. (“Verizon”).  The Verizon agreement, accepted on October 9, 2007, provides local and long distance telephone service and Internet service from 10MB burstable to 45MB to our principle offices.

On September 21, 2009 we entered into an agreement with XO Communications to install new fiber optics and electronics into our principle offices.  This new connection will provide four times the bandwidth we had relied upon during 2009 and 2010.  Construction commenced in April 2010 and has been completed and we are now fully operational on the XO Communications line for our internet and telephone service.

Employees

As of the date of this filing, Pacific WebWorks has a total of six full time employees.  We have three employees in administration, two development engineers and one customer service employee.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

Investments and Business Consulting

Subsequent to the year ended December 31, 2010, the Company’s management decided to expand operations to include an investment and business consulting arm which will seek expansion opportunities into synergistic industries or businesses.  Pacific WebWorks is also actively seeking acquisition opportunities to expand our consolidated family of subsidiaries.  The following transactions occurred during 2011.

On August 2, 2011, Pacific WebWorks acquired Thrifty Seeker, LLC, (“Thrifty Seeker”), a company that competes in the “daily deals” space on the Internet, for $18,000.  Thrifty Seeker partners with various suppliers to offer short term discounts to generate sales through the Thrifty Seeker web site.  Thrifty Seeker primarily targets female Internet shoppers, especially those seeking deals on home crafts type products.  Thrifty Seeker pays suppliers a percentage of sales generated by Thrifty Seeker and the suppliers manage order fulfillment.  The most significant competitors in this space are Groupon and Living Social; however, Thrifty Seeker competes directly with various smaller daily deal sites.

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents.  Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market.

On October 19, 2011, the Company’s Board of Directors resolved to authorize the investment of up to $1,200,000 in Rsignia, Inc.  Rsignia, Inc. is a leading provider of cyber security solutions and services including detection, mitigation, countermeasures and forensics.

Headlamp Ventures, LLC:  Pacific WebWorks formed Headlamp Ventures, LLC (“Headlamp Ventures”) in June 2011 to pursue investment opportunities.   Headlamp Ventures has invested funds in six business opportunities. (See Item 7, “Liquidity and Capital Resources” for more information.)

On July 28, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in that company’s internet marketing business.  On October 3, 2011, the revolving line of credit and promissory note to Bsquare Red, LLC was amended to increase the amount to $500,000.

On August 15, 2011 Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico with an iron ore exporting business.   Headlamp Ventures also partnered with Grupo Zapata Arce and Dominican Oil & Gas Exploration, LLC to form Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC, a Utah limited liability company, for the purpose of developing an iron ore production and exportation business.  For value received, Headlamp Ventures holds a 51% ownership position in Grupo Zapata Arce Division Metales y Minerales S.A. de C.V., LLC.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $100,000 in Payroll Innovations, LLC, a payroll debit card provider servicing small to mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $150,000 in PickYourPayday.com, LLC, an online payroll advance business servicing small to mid-sized employers.  For value received, the Company holds a 25% ownership position in PickYourPayday.com, LLC.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletic industry.  For value received, Headlamp Ventures holds a 51% ownership position in Asher, LLC.

World Commerce Network, LLC:  Pacific WebWorks activated World Commerce Network, LLC (“World Commerce”) in July 2011 to pursue investment opportunities. On August 3, 2011, World Commerce issued a promissory note in the amount of $250,000 to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.

Our subsidiaries’ search for business opportunities to invest in and this search will not be limited to any particular geographical area or industry.  Our subsidiaries’ management has unrestricted discretion in seeking a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Business opportunity participation is governed by the parent company management and board of directors.  In addition, the selection of a business opportunity in which to participate is complex and extremely risky and will be made by the subsidiary’s management in the exercise of its business judgment.  We cannot be assured that the subsidiaries will be able to identify only business opportunities which will ultimately prove to be beneficial to the Company and our stockholders.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

We may experience difficulty maintaining sufficient credit card processing capabilities to keep up with our transaction volume.

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

We may pursue investments in, or acquisitions of, complementary service product lines, technologies or business opportunity through our subsidiaries which may interfere with our operations and negatively affect our financial position.

We intend to expand our services and product offerings and anticipate evaluating potential acquisitions of or investments in businesses, services, products, or technologies.  These investments or acquisitions may result in the incurrence of debt and contingent liabilities, goodwill impairment charges and amortization of expenses related to other intangible assets.  In addition, acquisitions and investments involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of an acquired company.  As of the date of this filing, other than those items detailed herein, we have no present commitment or agreement with respect to any material acquisition of other businesses, services, products, or technologies.

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

If employees or collaborators develop products independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those products or services.  Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights and it would be impossible to predict whether litigation might be successful.

We rely in part on third party technology licenses which we cannot guarantee will be available to us in the future.

We rely on certain technology which we license from third parties, including software which is integrated with internally developed software and used in our software to perform key functions.  Our inability to maintain any of these technology licenses could result in delays in distribution of our services or increased costs of our products and services.  We cannot be assured that third party technology licenses will continue to be available to us on commercially reasonable terms, or at all.

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

*

fire

*

earthquake,

*

power loss,

*

terrorist attacks,

*

harmful software programs,

*

telecommunications failure, and

*

unauthorized entry or other events.

Although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of such losses.  Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption.  Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services.  We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance and other security measures.  However, we cannot be assured that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.

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

*

continue to find acceptable means through which to market our products.

Our industry is experiencing increased legal actions related to Internet marketing strategies and our financial condition may be at risk due to such legal actions.

We experienced increased legal actions during 2009 and 2010 related to our marketing strategies and these legal actions required our cash flows to be directed to our legal defense.  Our marketing strategies had relied upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we have been included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  These contingent liabilities may increase our cost of doing business.

Regulation of the Internet and Internet-based services may decrease the demand for our services and/or increase our cost of doing business.

Due to the increasing popularity and use of the Internet and online services, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services.  These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services.  Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our services and increase our cost of doing business. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted.  It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, and taxation, apply to the Internet.  In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business via the Internet.

We cannot be assured that the subsidiaries will be able to identify only business opportunities which will ultimately prove to be beneficial to the Company and our stockholders.

Our subsidiaries’ search for business opportunities to invest in and this search will not be limited to any particular geographical area or industry.  Our subsidiaries’ management has unrestricted discretion in seeking a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Business opportunity participation is governed by the parent company management and board of directors.  In addition, the selection of a business opportunity in which to participate is complex and extremely risky and will be made by the subsidiary’s management in the exercise of its business judgment.  We cannot be assured that the subsidiaries will be able to identify only business opportunities which will ultimately prove to be beneficial to the Company and our stockholders.

ITEM 2.  PROPERTIES

Our principal offices, including our main office and data center, are located in Salt Lake City, Utah.  In October 2009 we offered to purchase the office building that currently houses our principal offices and a second commercial building for $1.85 million.  We closed this transaction on December 29, 2009.  Both buildings sit on approximately 0.82 acres of land located in the “central business district” of Salt Lake City, Utah.  We currently occupy and lease to tenants one-half of the available 16,000 square feet of our office building located at 230 West 400 South.  The second commercial building adjoins the property located at 244 West 400 South. This 3,000 square foot retail commercial building, which is currently unoccupied, may provide additional space for our future growth.

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

On July 9, 2010 suit was brought in Florida by the same law firm as the above three cases.  On July 9, 2010, Randy Guffey filed an action in the Circuit Court for the Twentieth Judicial Circuit, Collier County, Florida, which action was removed to the United States District Court for the Middle District of Florida, Ft. Myers Division. On January 21, 2010 the State of Florida served the Pacific WebWorks with a subpoena seeking production of documents related to an alleged violation of consumer protection laws in Florida.  We denied any violation of Florida consumer protection laws and responded to the subpoena.  The State of Florida and Pacific WebWorks have come to a resolution as to the settlement of this dispute with a Settlement Agreement being fully executed on July 11, 2011 which required the Company to pay $19,000 for costs, attorneys’ fees and future monitoring by the State of Florida Department of Legal Affairs Revolving Trust Fund.

On July 10, 2010, Thomas Aikens filed an action in the Circuit Court of Jackson County, Missouri, which matter was removed to the United States District Court for the Western District of Missouri.  This matter was brought by the same law firm as the above cases.

On September 19, 2011, Lynette Booth filed an action in the Circuit Court of Cook County, Illinois, Chancery Division alleging violations of consumer protection laws by Pacific WebWorks.  This case was removed to the United States District Court for the Northern District of Illinois on December 1, 2011.  Damages are unspecified in this action.  Pacific WebWorks has answered the complaint and denied liability and intends to defend against all such claims.

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

As a result of the above class actions suits, Blooksy Interactive, LLC has threatened claims of indemnification against Pacific WebWorks.   We have denied that we have any duty to defend or indemnify Blooksy Interactive, LLC.

Other Actions

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

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Pink tier of the OTC Markets under the symbol “PWEB.PK.” Prior to May 2011, our common stock traded on the OTC Bulletin Board.  Our goal is to return our listing to the OTC Bulletin Board in the near future.  The following table presents the range of the high and low bid prices of our common stock for each quarter for the past two years as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2009		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.06 0.14 0.37 0.55	$ 0.02 0.03 0.10 0.02	$0.125 0.19 0.151 0.161	$ 0.051 0.03 0.05 0.00

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-

dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of November 30, 2011 we had 414 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth during 2009 and this growth was related largely to the upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tools in connection with the major retail sites. However, this growth led to some abuses in our affiliate marketing system and management took actions to curtail these abuses in early 2010.  In November 2010 management announced that we would no longer expose the Company to the risks associated with using the affiliate system to market our products. This has, and will continue to result in a significant decline in our revenues.  Consistent with this reduction in revenues, management has taken steps to reduce our overhead expense.

The fourth quarter of 2010 was primarily devoted to addressing items related to our ongoing legal issues as well as initiating discussions with a number of parties concerning merger, acquisition, joint venture or partnerships to pursue a wide variety of options for the future. As announced earlier in 2010 the Company is seeking alternative means to market our Visual WebTools™ product while at the same time examining other avenues through which the Company might profitably employ our existing resources.

During the interim period from December 3, 2010 through October 2011 we trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  We formed Headlamp Ventures, LLC and activated World Commerce Network LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of August 2011 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries (See “Liquidity and Capital Resources,” below).

The Company continues to expend time and money to defend itself in the legal actions brought against the Company during the past two years.  We anticipate that the legal actions will continue through 2011 and possibly beyond.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed (See Part I, Item 3, above).

Competition throughout the Internet software industry continues to intensify.  In particular, competition for the small office/home office business is intensifying with greater attention being directed to this market from a larger variety of product and service providers using new and more aggressive means to market to this industry.  We believe Pacific WebWorks has great potential in the marketplace, but we constantly need more capital and greater resources.  We also have the challenge of identifying and effectively implementing our products into new product distribution channels, responding to economic changes generally, continuing to gain marketplace acceptance and we must address shifting public appetites for technology products.  These challenges could pose a threat to our success.

Liquidity and Capital Resources

We have relied primarily on revenues to fund operations for the past two years.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and investments in other businesses.  We plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.  Of course cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales and returns on investment.

Our net revenues for 2010 decreased significantly as compared to 2009 due to the change in our marketing strategy. However, our cash and cash equivalents increased at December 31, 2010 due to proceeds from loans and expense management.   In January 2010 we obtained a loan of $1,000,000 to supplement our cash resources.  The $1,000,000 promissory note is discussed in more detail below (See “Commitments and Contingent Liabilities”).  To conserve our cash, in August 2010 we issued an aggregate of 3,440,000 shares of common stock to pay for services valued at $411,560.  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash for the next twelve months.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

During 2010 we relied on equity offerings to pay for additional services and funding and we anticipate that we will likely use private placements of our common stock in the future.  However, we currently have only 286,105 common shares remaining and we will need to increase our authorized common stock to conduct any future offerings.   Accordingly, management anticipates that the Company will conduct a stockholder’s meeting within the next twelve months to amend the Company’s articles of incorporation to increase the authorized common stock.   In any future offering, the purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We likely will rely on exemptions from the registration requirements provided by federal and state securities laws.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We believe that we will be able to sustain our operations with existing cash and future cash flows during the next twelve to twenty-four months and possibly beyond.  Should we need to raise money in the future we believe funding may be obtained through additional debt arrangements in addition to our internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

2011 Investments

Subsequent to the year ended December 31, 2010, in addition to our web site business the Company has invested in other businesses directly or through our subsidiaries.  The Company expects to see returns on these investments within the next six to twelve months.

On April 21, 2011, the Company invested $250,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents.  We believe this investment holds the possibility of significant return in the future as Fisker produces high quality environment friendly vehicles and competes well in the luxury hybrid-electric vehicle market.

On August 2, 2011, the Company acquired Thrifty Seeker, LLC, a Utah limited liability company, for $18,000. Thrifty Seeker, LLC competes in the daily deals space.  We foresee opportunity in the daily deals space and believe that Thrifty Seeker can be grown into a strong competitor by leveraging our connections and experience in Internet marketing, without incurring the risks previously experienced in Internet marketing.

On July 28, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC to be used as working capital in its internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the revolving line of credit and promissory note was amended to increase the amount to $500,000.  (See Item 13, below.)  We are pleased with the rate of return on this financial instrument and have also ensured that there are satisfactory provisions securing the note.

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest shall be charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce.Grupo Zapata Arce is positioned in an industry experiencing consistently strong demand that is especially driven by emerging markets around the world.  We believe that as the company continues to establish its operations it will produce strong revenue growth and income.

On August 3, 2011, World Commerce Network issued a promissory note in the amount of $250,000 to Bryan Development, LLC for use as working capital in its business investment activities.  The note carries a 5% annual interest rate and can be converted, in whole or in part at the election of the Company, into common stock shares owned or held by Bryan Development, LLC.  We are optimistic about the conversion possibilities associated with this note and continue to work with the borrower to identify promising investment opportunities.

On October 19, 2011, the Company’s Board of Directors resolved to authorize the investment of up to $1,200,000 in Rsignia, Inc.  Rsignia, Inc. is a leading provider of cyber security solutions and services including detection, mitigation, countermeasures and forensics.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $100,000 in Payroll Innovations, LLC, a payroll debit card provider servicing small to mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $150,000 in PickYourPayday.com, LLC, an online payroll advance business servicing small to mid-sized employers.  For value received, the Company holds a 25% ownership position in PickYourPayday.com, LLC.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, Headlamp Ventures holds a 51% ownership position in Asher, LLC.

The Company is currently in discussions on two additional promising investment opportunities.

Commitments and Contingencies

Current Liabilities: Our total current liabilities at December 31, 2010 included accounts payable and accrued liabilities.  Accounts payable of $142,359 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $215,970 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and receivables.

The Company is involved in several legal actions, but as of December 31, 2010, management has not recorded any contingent liability because management believes that we will be successful in those litigations.

For the years ended December 31, 2009 and 2010, we recorded current liabilities from discontinued operations of $101,799 related to World Commerce’s customer leases.  The operations of World Commerce were ceased and discontinued in 2002 and there has been no active discussion with the leasing company since that time.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay, TradeWorks Marketing, FundWorks, World Commerce, Promontory Marketing and a majority owned subsidiary, PWI, LLC.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

On September 12, 2011 the Chief Financial Officer of Pacific WebWorks, Inc. concluded that the previously issued consolidated financial statements for the fiscal years ended December 31, 2009 and the interim periods for 2010 should no longer be relied upon because the consolidated financial statements for the year ended December 31, 2009 required a series of material adjustments.   In the course of the audit of our consolidated financial statements by our new independent registered public accounting firm, a series of adjustments were identified for the year ended December 31, 2009 (See Note 11 to the financial statements).   Accordingly, these adjustments resulted in material changes to our consolidated financial statements for that year and the subsequent interim periods related primarily to the misstatement of accounts receivable and payable, prepaid expenses, deferred revenue and related revenue, expenses and the erroneous recognition of impairment in 2009.

	Year ended December 31,
SUMMARY OF BALANCE SHEET	2009	2010
	(Restated)
Cash and cash equivalents	$ 1,490,769	$ 3,199,560
Total current assets	3,201,824	5,630,114
Total assets	10,618,508	11,320,152
Total current liabilities	1,571,171	627,500
Total liabilities	1,571,171	1,627,500
Accumulated deficit	(8,473,588)	(8,426,777)
Total stockholders’ equity	$ 9,047,337	$ 9,692,652

Total assets increased at December 31, 2010 as compared to December 31, 2009 primarily as a result of an increase in cash and cash equivalents and increases in receivables related to merchant account reserve holdings.

At December 31, 2010 total current liabilities decreased compared to 2009 primarily as a result of decreased accounts payable that were converted into equity in August of 2010 and non-recognition of the discontinued operations of World Commerce.  Long-term liabilities increased due to notes payable related to the promissory note for $1,000,000.  Our accumulated deficit decreased at December 31, 2010 as a result of posting a profit for the year.

	Year ended December 31,
SUMMARY OF OPERATING RESULTS	2009	2010
	(Restated)
Revenues, net	$ 29,459,136	$ 8,568,635
Cost of sales	221,043	352,508
Gross profit	29,238,093	8,216,127
Total operating expenses	25,846,117	7,711,522
Income from continuing operations	3,391,976	504,605
Total other income (expense)	420,110	(49,418)
Income tax provision (benefit)	(1,244,502)	395,000
Net income	$ 4,954,676	$ 46,811
Basic net income per share from continuing operations	$ 0.11	$ 0.00

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

Our net revenues decreased significantly for 2010 as a result of our shift in marketing practice.  During 2009 we relied upon an affiliate marketing approach, but due to abuses in that system we decided to no longer expose our operations to the risks associated with affiliate marketing and we are focusing on developing alternative means of marketing.  Management anticipates that revenues will continue to decline at a slower rate as we employ lower risk methods for marketing our products and work toward returns on the Company’s acquisitions and investments.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased in 2010 as compared to 2009 because of the costs related to new marketing strategies used to replace the affiliate marketing strategy.  Cost of sales was 4.11% of net revenues for 2010 as compared to 0.75% of net revenues for 2009.  Management anticipates that cost of sales will remain higher in the short term as we continue our new marketing strategies.

Total operating expenses decreased for 2010 compared to 2009 primarily due to decreases in selling expenses. Selling expenses include advertising expense, commissions and personnel expenses for sales and marketing and these expenses were significantly higher in 2009 due to higher sales and commissions related to the affiliate marketing approach.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for 2010 compared to 2009 because the number of customer accounts were higher in 2009 and consistent with the higher number of customer accounts we relied on more staff to provide services for the new customers.  In 2010 we have reduced our staff from 24 to 7 persons and this resulted in lower general and administrative expense.

Other expense of $49,418 recorded in 2010 was primarily related to interest expense.  Other income of $420,110 recorded in 2009 was primarily related to the sale of customer portfolios to support cash flow requirements.

Net income before income taxes for 2010 was $455,187.  Income tax provision for 2010 was $395,000 resulting in net income of $46,811.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

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

Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and its revisions in SAB No. 104.  SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions.

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. These assessments for 2009 resulted in recognition of impairment of $446,939.  However, as a result of additional assessments conducted in 2010, management determined that the impairment recognized in 2009 was in error.  The prior 2009 assessment was conducted by applying the full intended annual discount rate to projected cash flows on a monthly basis, rather than an annual discount rate factored into a monthly discount rate.  When the appropriate monthly discount rate is applied to projected cash flows on a monthly basis, the estimated fair value of Intellipay exceeds the book value of goodwill and impairment is not required.  The impairment test for 2010 also resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2010.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no communication for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

Valuing stock options - We measure and record compensation cost relative to performance stock option costs in accordance with FASB ASC 480-10, which requires the Company to use the Black-Scholes pricing model to estimate the fair value of options at the option date of grant.  The fair value of the option grant is established at the date of grant using the Black-Scholes option pricing model based on assumptions related to the five year risk free interest rate, dividend yield, volatility, and average expected term (years to exercise).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

INDEX

Report of Registered Independent Public Accounting Firm

25

Consolidated Balance Sheets

26

Consolidated Statements of Income

27

Consolidated Statements of Stockholders’ Equity

28

Consolidated Statements of Cash Flows

29

Notes to the Consolidated Financial Statements

30

HJ & ASSOCIATES, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

50 West Broadway, Suite 600
Salt Lake City, Utah 84101
(801) 328-4408
Fax (801) 328-4461
www.hjcpafirm.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pacific WebWorks, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific WebWorks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
January 9, 2012

An Independently Owned Member
McGLADREY ALLIANCE | McGladrey

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2010
ASSETS	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$1,490,769	$4,199,560
Receivables
Trade, less allowance for doubtful accounts of $0 in 2009 and $0 in 2010	453,065	918,936
Prepaid expenses and other current assets	1,246,690	500,318
Inventory	11,300	11,300
Total current assets	3,201,824	5,630,114

PROPERTY AND EQUIPMENT, NET AT COST	1,889,994	1,851,296

Restricted Cash	1,868,937	575,989
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	1,711,500	1,316,500

Total Assets	$10,618,508	$11,320,152

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$602,282	142,359
Accrued liabilities	170,207	215,970
Accrued interest payable	-	64,822
Deferred revenue	696,883	102,550
Current liabilities from discontinued operations	101,799	101,799
Total current liabilities	1,571,171	627,500

LONG-TERM LIABILITIES
Notes payable	-	1,000,000
Total long term liabilities	-	1,000,000
Total liabilities	1,571,171	1,627,500

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and outstanding 45,123,895 shares in 2009 and 49,713,895 shares in 2010	45,124	49,714
Additional paid-in capital	17,475,801	18,069,715
Accumulated deficit	(8,473,588)	(8,426,777)
Total stockholders' equity	9,047,337	9,692,652

Total liabilities and stockholders' equity	$10,618,508	$11,320,152

The accompanying notes are an integral part of these consolidated financial statements

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2010
	(Restated)
Revenues
Software, access and license fees	$437,162	$-
Hosting, gateway and maintenance fees	29,017,557	8,568,635
Merchant accounts, design and other	4,417	-
	29,459,136	8,568,635
Cost of sales	221,043	352,508
Gross profit	29,238,093	8,216,127
Selling expenses	17,967,565	942,226
Research and development	422,829	386,151
General and administrative	7,444,412	6,345,511
Depreciation and amortization	11,311	37,634
Total operating expenses	25,846,117	7,711,522
Income from operations	3,391,976	504,605

Other income (expense)
Interest income (expense), net	5	(64,822)
Gain on settlement of debt	24,276	-
Loss on disposal of assets	(24,773)	-
Other income (expense), net	420,602	15,404
Total other Income (Expense)	420,110	(49,418)

Income before income taxes	3,812,086	455,187
Income Tax Provision/(Benefit)	(1,244,502)	395,000
Income Tax Expense	101,912	13,376
Net Income	$4,954,676	$46,811

EARNINGS PER SHARE
Basic	$0.11	$0.00
Diluted	$0.11	$0.00
Weighted-average common shares outstanding
Basic	43,273,155	46,819,046
Fully Diluted	45,365,376	46,819,046

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2009 through December 31, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2009 (restated)	41,663,895	$ 41,664	$ 16,603,118	$ (13,428,264)	$ 3,216,518

Issuance of stock for insurance policies (restated)	190,000	190	36,940	-	37,130

Issuance of common for exercised options (restated)	130,000	130	5,270	-	5,400

Issuance of stock for consulting services (restated)	3,140,000	3,140	467,860	-	471,000

Extension of stock options (restated)	-	-	68,891	-	68,891

Vesting of current year stock options (restated)	-	-	275,008	-	275,008

Vesting of prior year stock options (restated)	-	-	18,714	-	18,714

Net Income for year ended December 31, 2009 (restated)	-	-	-	4,954,676	4,954,676

Balances at December 31, 2009 (restated)	45,123,895	45,124	17,475,801	(8,473,588)	9,047,337

Issuance of common for exercised options	1,150,000	1,150	44,850	-	46,000

Issuance of stock for consulting services	3,440,000	3,440	411,560	-	415,000

Vesting of prior year stock options	-	-	137,504	-	137,504

Net Income for the year ended December 31, 2010	-	-	-	46,811	46,811

Balances at December 31, 2010	49,713,895	$ 49,714	$ 18,069,715	$(8,426,777)	$ 9,692,652

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2010
Cash Flows From Operating Activities	(Restated)
Net income	$4,954,676	$46,811
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,365	38,698
Stock issued for services	508,130	415,000
Valuation of stock options	293,722	137,504
Stock option extension	68,891	-
Changes in assets and liabilities
Deferred tax asset	(1,111,500)	395,000
Receivables	28,874	(465,871)
Restricted Cash	(1,264,038)	1,292,948
Deposits	10,699	-
Prepaid expenses and other assets	(1,193,425)	746,372
Accounts payable and accrued liabilities	236,265	(349,338)
Deferred revenue	433,476	(594,333)

Net cash provided by operating activities	2,977,135	1,662,791

Cash Flows From Investing Activities
Purchases of property and equipment	(1,860,405)	-

Net cash (used) provided by investing activities	(1,860,405)	-

Cash Flows From Financing Activities
Proceeds on issuance of stock from exercise of options	5,400	46,000
Proceeds from notes payable	-	1,000,000

Net cash provided by financing activities	5,400	1,046,000

Net increase in cash and cash equivalents	1,122,130	2,708,791

Cash and cash equivalents at beginning of period	368,639	1,490,769

Cash and cash equivalents at end of period	$1,490,769	$4,199,560

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	$1,200	$-
Non-cash financing activities:
Stock issued for services	$508,130	$415,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  The Company also diversifies its business by engaging in venture investment and small business acquisition activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., PWI, LLC, World Commerce Network, LLC, Promontory Marketing, Inc. and Pacific WebWorks International, LTD, a United Kingdom limited company which is currently non-operating. All significant intercompany accounts and transactions have been eliminated in consolidation.  The operations of World Commerce Network, LLC have been discontinued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates.  Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, rebilling collections and certain accrued liabilities such as contingent liabilities.

Cash Equivalents

The Company considers all highly liquid instruments maturing in three months or less when purchased to be cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had amounts in excess of federally insured limits of $1,050,145 and $3,132,023 as of December, 31 2009 and 2010, respectively.

Depreciation and amortization

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets.  Accelerated methods of depreciation of property and equipment are used for income tax purposes.

Restricted Cash

Restricted cash includes cash maintained in a reserve account with the Company’s merchant banks in connection with the Company’s acceptance of credit card payments for its services.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed a goodwill impairment tests during 2010 and 2009 and concluded that the carrying amount of goodwill did not exceed the implied fair value of the goodwill, accordingly no impairment losses were recognized during the years ended December 31, 2010 and 2009.

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

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded as they become due from customers.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

Trade Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectiblitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $0 and $179,561 for the years ended December 31, 2009 and 2010, respectively.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

Research and development costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2009 and 2010 were $422,829 and $386,151, respectively.

General and administrative costs

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  The company incurred legal fees of $811,409 in 2010, largely in defense of lawsuits brought by Google, Inc. and a private class action law firm.  See Note 6 for further discussion related to these lawsuits.

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

Capital Structure

The Company has 50,000,000 shares authorized of $0.001 par value voting common stock with 45,123,895 and 49,713,895 shares issued and outstanding as of December 31, 2009 and 2010, respectively.

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories’ value is less than original cost, the inventories are reduced to market value.  Inventories, consisting of golf equipment, sports apparel, health supplements, and electronics, totaled $11,300 and $11,300 at December 31, 2009 and 2010, respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Earnings per share:

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

accordance with FASB ASC 260-10 (prior authoritative literature SFAS  No. 128, "Earnings per Share") common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  The average market price of the Company's common stock during the years ended December 31, 2009 and 2010 was $0.13 and $0.11, respectively.  Potentially issuable common shares totaling 2,092,221 and 0 related to options were included in the calculation of diluted earnings per share for the periods ended December 31, 2009 and 2010, respectively.

Statement of Income Summary Information:		Year ended December 31,
		2009	2010
		(Restated)

Numerator:	Net income	$ 4,954,676	$ 46,811

Denominator:	Weighted-average common shares outstanding
	Basic	43,273,155	46,819,046
	Diluted	45,365,376	46,819,046
EARNINGS PER SHARE:
	Basic
	Net income (loss) per share	$ 0.11	$ 0.00
	Diluted
	Net income (loss) per share	$ 0.11	$ 0.00

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that except for the events described in Note 12, below, there are no other events that would have a material impact on the financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:	December 31,		Estimated useful life (years)
	2009	2010
Computer Equipment	7,350	7,350	3-5
Equipment	32,922	32,922	2-10
Software	4,358	4,358	1-3
Furniture and Fixtures	17,548	17,548	3-10
Building	820,000	820,000	30
Land	1,030,000	1,030,000	-
Leasehold Improvements	8,429	8,429	Lesser of Lease or Useful Life
Total	1,920,607	1,920,607
Less Accumulated Depreciation	(30,613)	(69,311)
	$ 1,889,994	$ 1,851,296

Depreciation expense for the years ended December 31, 2009 and 2010 was $11,311 and $37,634, respectively.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2009	2010
Payroll related liabilities	$ 66,155	$ 98,509
Income tax payable	103,612	116,988
Other	440	473
	$ 170,207	$ 215,970

NOTE 4 – NOTES PAYABLE

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  Accrued interest related to the note was $0 and $64,822 as of December 31, 2009 and 2010, respectively.

The Note provides that the Company may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

The Note is secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owns in Salt Lake City, Utah.  Also, the Note holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

Management intends to use the $1,000,000 proceeds from this note for operational expenses.

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Issuance

During August 2010, the Company issued an aggregate of 1,500,000 shares of its common stock for payment of $180,000 in prepaid services related to investor relations, consulting and public relations.  The services will be provided through the period of July 2010 through July 2011.  The Company recognized expenses of $75,000 for the period between July 2010 and December 31, 2010.  The remaining amount will be recognized over the period of service on a straight-line basis.

During August 2010, the Company issued an aggregate of 1,940,000 shares of its common stock to two separate companies for payment of $235,000 in prepaid consulting services and costs related to investor relations, consulting and public relations.  The services will be provided through the period of July 2010 through July 2011.  The Company recognized expenses of $97,917 for the period between July 2010 and December 31, 2010.  The remaining amount will be recognized over the period of service on a straight-line basis.

During April 2010, four employees of the Company exercised vested options.  As a result, the Company issued 1,150,000 shares of its common stock for cash proceeds of $46,000.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 5 - STOCKHOLDERS’ EQUITY - CONTINUED

During July, 2009, the Company issued an aggregate of 2,420,000 shares of its common stock to three separate companies for payment of $363,000 in prepaid consulting services and costs related to investor relations, consulting and public relations.  The services were provided between July, 2009 and June, 2010.  The Company recognized this expense over the period of service on a straight-line basis.

During July, 2009, the Company issued 720,000 shares of its common stock for payment of $108,000 in consulting services.  The services were provided between July, 2009 and June, 2010.  The Company recognized this expense over the period of service on a straight-line basis.

During September and November 2009, four employees of the Company exercised vested options.  As a result, the Company issued 130,000 shares of its common stock for cash proceeds of $5,400.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2010.

During 2009, the Company granted a total of 2,295,000 common stock options to employees as part of the Plan.  The options vest 1/2 upon grant and 1/2 over the next six months.  The options can be exercised at a price of $0.21 any time after vesting for a period of five years from the date of grant.

During 2009, the Company extended the expiration date of 1,235,000 options that had previously been granted and are fully vested.  These options originally expired on October 20, 2009 and the expiration date was extended until October 20, 2014.  The Company recognized $68,891 in additional expense as a result of this modification.

During 2010, the Company granted no additional stock options as part of the Plan.

During 2010, the Company cancelled all outstanding stock options under the Plan effective December 31, 2010.  The stock options were cancelled in an effort to best position the Company for pursuit of new business opportunities.  All outstanding options at the time of cancellation were fully vested and exercisable.

The Company recognizes a stock options expense as options vest and recognized $362,613 and $137,504 in stock options expense related options vesting during the years ended December 31, 2009 and 2010, respectively.  In accordance with FASB ASC Topic 718, there was no expense reversal upon cancellation of the vested stock options.  Since all cancelled options were fully vested and recognized in expense by the Company, there was also no unrecognized cost to be accelerated at the cancellation date.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 5 - STOCKHOLDERS’ EQUITY - CONTINUED

A summary of our common stock options as of December 31, 2009 and 2010, and the changes during 2009 and 2010 are presented below:

	Stock option	Exercise price	Weighted-average exercise price
Outstanding at January 1, 2009	8,402,651	$ 0.040 - $ 0.87	$ 0.24
Granted	2,295,000	$ 0.21	$ 0.21
Exercised	(130,000)	$ 0.040 - $ 0.48	$ 0.042
Forfeited	(0)	$ 0.00	$ 0.00
Outstanding at December 31, 2009	10,567,651	$ 0.04 - $ 0.87	$ 0.24
Granted	(0)	$ 0.00	$ 0.00
Exercised	(1,150,000)	$ 0.04	$ 0.04
Forfeited	(3,797,651)	$ 0.12 - $ 0.87	$ 0.37
Cancelled	(5,620,000)	$ 0.04 - $ 0.87	$ 0.11
Outstanding at December 31, 2010	(0)	$ 0.00	$ 0.00

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 480-10 using the modified-prospective-transition method.  Total compensation costs for all share-based payments granted subsequent to January 1, 2006, have been recognized based on the grant date fair value estimated in accordance with FASB ASC 480-10.

The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2010
Five Year Risk Free Interest Rate	2.28%	-
Dividend Yield	0%	-
Volatility	128%	-
Average Expected Term (Years to Exercise)	5	-

There were no employee stock options outstanding and exercisable under this plan as of December 31, 2010.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 6 – DISCONTINUED OPERATIONS

The following includes the net current liabilities for the Company’s discontinued operations as of December 31, 2009 and December 31, 2010:

	December 31, 2009 World Commerce Network, LLC	December 31, 2010 World Commerce Network, LLC
ASSETS
Current assets	$ -	$ -
Long-term assets	-	-
Total assets	$ -	$ -

LIABILITIES
Payables past due	$ -	$ -
Accrued liabilities	101,799	101,799
Total current liabilities	$ 101,799	$ 101,799

Net current liabilities	$ 101,799	$ 101,799

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  World Commerce Network became a consolidated entity with the Company in March 2000.

Pending complaints

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 and the company carried an accrued liability to provide for this amount through the year ended December 31, 2010.  There has been no active discussion with the leasing company on this matter since 2002.

NOTE 7 – LITIGATION MATTERS

Class Action Lawsuits

In November 2009 three lawsuits were filed against Pacific WebWorks in state courts of Illinois, California and Washington. The legal actions allege similar claims related to procedures we use to sell our products in our ordinary course of business.

In July 2010 two additional lawsuits with similar allegations were filed in Missouri and Florida state courts.  The action filed in Missouri was subsequently removed to the U.S. District Court, Western District of Missouri on September 9, 2010.  The action filed in Florida was subsequently removed to the U.S. District Court, Middle District of Florida on September 9, 2010.

All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection and federal RICO laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charges

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 7 – LITIGATION MATTERS – CONTINUED

for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.

In January 2010 another similar lawsuit was filed in the United States District Court for the District of Utah.  On February 8, 2010, our legal counsel filed a motion to strike the class allegations and a motion to dismiss the claims asserted in the complaint.  On September 10, 2010, the court granted the motion to dismiss, but gave the plaintiff leave to refile the case in the state court on the basis that no federal jurisdiction existed as alleged by the plaintiff. The plaintiff has not refilled any claim in state court.

On February 3, 2010, an action was filed in Alabama alleging violations of the Telephone Consumer Protection Act. The plaintiff has not specified damages and our legal counsel has filed an answer denying the allegations.

As a result of the various suits described above, Bloosky Interactive, LLC has asserted claims of indemnification against Pacific WebWorks.  The Company has denied it has any duty to defend or indemnify Bloosky Interactive.

On January 21, 2010, the State of Florida served Pacific WebWorks with a subpoena seeking production of documents related to an alleged violation of consumer protection laws in the state of Florida.  The Company denied it had violated any Florida consumer protection laws.  The Company responded to the subpoena, and the State of Florida and the Company have come to resolution as to a settlement of this dispute with a Settlement Agreement being fully executed on July 11, 2011.  Under the terms of this Settlement Agreement the Company paid $19,000 for costs, attorneys’ fees, and future monitoring to the State of Florida Department of Legal Affairs Revolving Trust Fund.

On September 19, 2011, an action was filed in the Circuit Court of Cook County, Illinois, Chancery Division alleging violations of consumer protection laws by Pacific WebWorks.  This case was removed to the United States District Court for the Northern District of Illinois on December 1, 2011.  Damages are unspecified in this action.  Pacific WebWorks has answered the complaint and denied liability and intends to defend against all such claims.

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

On May 28, 2010, Google, Inc. and Pacific WebWorks, Inc. agreed to the entry of a Stipulated Final Judgment and Order for Permanent Injunction by the Court to resolve all matters in dispute.

Other

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 8 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of the enactment.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2009 and 2010:

	2009	2010
Deferred Tax Assets
NOL Carryforward	$ 1,712,500	$ 1,329,000
Deferred Tax Liabilities
Depreciation	(1,000)	(12,500)
Valuation Allowance	-	-
Net Deferred Tax Asset	$ 1,711,500	$ 1,316,500

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2010 due to the following:

	2009	2010

Book Income	$ 1,487,000	$ 172,000
Depreciation	(9,000)	(6,000)
Disposal of Assets	123,000	-
Stock Based Expenses	238,000	209,000
Meals & Entertainment	2,000	9,000
NOL Carryforward	(1,739,488)	(370,624)
Valuation Allowance	-	-
	$ 101,512	$ 13,376

As of December 31, 2010, the Company had Net Operating Loss (NOL) carryforwards of approximately $3,407,000 that may be offset against future taxable income from the year 2011 through 2030.

Due to the change in ownership provisions of the Tax Reform Act of 1986, Net Operating Loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 9 - SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended Dec. 31, 2009[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	PWI, LLC	Discontinued Operations [b]	Total
Revenues, net	$ 29,386,922	$ 473,557	$ 14,847	$ -	$ 4,417	$ -	$ 29,879,743
Net income(loss)	$ 6,236,417	$ 132,741	$ (1,359,914)	$ (20,173)	$ (8,206)	$ -	$ 4,980,865

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

The year ended Dec. 31, 2010[a]	Pacific WebWorks	IntelliPay	TradeWorks	FundWorks	PWI, LLC	Promontory Marketing, Inc	Discontinued Operations [b]	Total
Revenues, net	$ 7,984,916	$ 587,440	$ 11,683	$ -	$ -	$ 1,038,749	$ -	$ 9,622,788
Net income(loss)	$ (222,390)	$ 523,165	$ (188,453)	$ (38,057)	$ -	$ -	$ -	$ 74,265

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

bIncludes World Commerce Network, LLC. a non-operating, discontinued subsidiary.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force

This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  As of December 31, 2010, this ASU has been adopted by the Company and has resulted in no significant impact.

ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force

This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  As of December 31, 2010, this ASU has been adopted by the Company and has resulted in no significant impact.

NOTE 11 – 2009 RESTATEMENT

The financial statements for the year ended December 31, 2009 were restated to reflect issues identified during a reaudit of the financial statements for that year.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 11 – 2009 RESTATEMENT - CONTINUED

ASSETS
	As Originally Reported	As Restated	Change
CURRENT ASSETS
Cash and cash equivalents	$ 1,490,769	$ 1,490,769	$ -
Receivables
Trade, less allowance for doubtful receivables of $0 in 2009 and $0 in 2010	221,788	453,065	231,277	A
Prepaid expenses and other current assets	1,068,065	1,246,690	178,625	B
Inventory	33,880	11,300	(22,580)	C
Deferred Tax Asset	1,513,539	-	(1,513,539)	D
Total current assets	4,328,041	3,201,824	(1,126,217)
PROPERTY AND EQUIPMENT, NET AT COST	1,944,053	1,889,994	(54,059)	K
Restricted Cash	2,086,670	1,868,937	(217,733)	E
Goodwill	1,499,314	1,946,253	446,939	F
Deferred Tax Asset	115,980	1,711,500	1,595,520	D
Total Assets	$ 9,974,058	$ 10,618,508	$ 644,449
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	305,336	602,282	296,946	G
Accrued liabilities	56,312	170,207	113,895	H
Deferred revenue	-	696,883	696,883	I
Current liabilities from discontinued operations	101,799	101,799	-
Total current liabilities	463,447	1,571,171	1,107,724
LONG-TERM LIABILITIES
Total long term liabilities	-	-	-
Total liabilities	463,447	1,571,171	1,107,724

Commitments and contingencies	-	-	-

Continued

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 11 – 2009 RESTATEMENT – CONTINUED

	As Originally Reported	As Restated	Change
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and outstanding 45,123,895 shares in 2009 and 49,713,895 shares in 2010	45,124	45,124	-
Additional paid-in capital	17,590,515	17,475,801	(114,714)	J
Prepaid equity expenses	(260,253)	-	260,253	B
Accumulated deficit	(7,864,775)	(8,473,588)	(608,813)	L
Total stockholders' equity	9,510,611	9,047,337	(463,274)
Total liabilities and stockholders' equity	$ 9,974,058	$ 10,618,508	$ 644,450

The accompanying notes are an integral part of these consolidated financial statements.

A - To record the rebilling amounts for services rendered prior to 12/31/09 that were missed due to an error in prior years.  Also to write-off certain uncollectable receivable amounts.

B - To record impairment of prepaid assets at TradeWorks.  Also to correct an error found in prepaid legal fees during 2009.

C - To adjust for inventory items that were deemed to be obsolete.

D - To adjust the balances of deferred tax assets based upon recalculated 12/31/09 valuation due to errors made in previous years.

E - To reduce the balance of merchant deposits that the Company has deemed to be uncollectable.

F - To reverse goodwill impairment charges made in error because of errors in the impairment valuation calculation.

G - To record updated Accounts Payable balances including legal fees. To adjust for previously unrecorded liabilities that were found in subsequent periods.  Also, to remove prepaid expense amounts from Accounts Payable.

H - To write off refunds payable because the balance had been carried forward from prior years in error.

I - To record previously unrecognized deferred hosting revenues as of 12/31/09.

J - To correct stock option expense for errors made in the Company’s Black Scholes calculations in prior years.

K - To reduce fixed asset balances for previously retired assets. Also to write off Intellipay assets that had been previously retired.

L - Numerous adjustments to the beginning balance of accumulated deficit as of January 1, 2009, were identified as a result of the re-audit of the 2009 financial statements.  These beginning balance adjustments totaled $471,602.  The remaining $137,211 of this change was related to changes to the 2009 income statement.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 11 – 2009 RESTATEMENT - CONTINUED

	As Originally Reported	As Restated	Change
Revenues
Software, access and license fees	$ 460,050	$ 437,162	$(22,888)	A
Hosting, gateway and maintenance fees	29,347,262	29,017,557	(329,705)	A
Merchant accounts, design and other	9,774	4,417	(5,357)	A
	29,817,086	29,459,136	(357,950)
Cost of sales	302,471	221,043	(81,428)
Gross profit	29,514,615	29,238,093	(276,522)
Selling expenses	17,929,580	17,967,565	37,985	B
Research and development	422,829	422,829	-
General and administrative	7,433,690	7,444,412	10,722	C
Depreciation and amortization	37,736	11,311	(26,425)	D
Total operating expenses	25,823,835	25,846,116	22,281
Net income from operations	3,690,780	3,391,977	(298,803)
Other income (expense)
Interest income (expense), net	5	5	-
Gain on settlement of debt	-	24,276	24,276	H
Loss on disposal of assets	-	(24,775)	(24,775)	H
Impairment of Goodwill	(446,939)	-	446,939	E
Other income (expense), net	411,497	420,602	9,105	A
Total other Income (Expense)	(35,437)	420,108	455,545
Income before income taxes	3,655,343	3,812,085	156,742
Income Tax Provision/(Benefit)	(1,162,521)	(1,244,502)	(81,981)
Income Tax Expense	400	101,912	101,512	G
NET INCOME	$4,817,464	$4,954,675	$ 137,211

EARNINGS PER SHARE
Basic	$ 0.11	$ 0.11	$ 0.00	F
Diluted	$ 0.11	$ 0.11	$ 0.00
Weighted-average common shares outstanding
Basic	43,271,662	43,273,155	1,493	F
Fully Diluted	45,225,756	45,365,376	139,620

The accompanying notes are an integral part of these consolidated financial statements.

A - To reduce revenues for expected collectability using current knowledge. Also to reverse December billings that were initially recorded in the incorrect period.

B - To correct the classification of the forgiveness of Accounts Payable from advertising to a gain on settlement of debt.

C - To record numerous adjustments including corrections to stock option expense and legal fees, and reversal of expenses initially recorded in the incorrect period.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 11 – 2009 RESTATEMENT – CONTINUED

D - To correct the depreciation expense for the impact of removing the prior retirements discussed in K related to the balance sheet.

E - To reverse goodwill impairment charges recorded in error because of errors in the impairment valuation calculation.

F – To reflect updated weighted-average common shares outstanding and net income due to errors in Company's Black Scholes calculations.

G - To record the tax liability resulting from the correction of an error in the Company’s initial 2009 tax return.

H - To reduce fixed asset balances for previously retired assets.  Also to write off Intellipay assets that had been previously retired.

NOTE 12 – SUBSEQUENT EVENTS

On April 21, 2011, the Company invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents.

On June 9, 2011, the Company formed Headlamp Ventures, LLC as a wholly owned subsidiary for the purpose of pursuing business acquisitions and investments.  The new company was initially capitalized with $500,000.

On July 20, 2011, the Company’s Board of Directors resolved to resurrect its World Commerce Network, LLC business.  World Commerce Network, LLC is a wholly owned subsidiary of the Company and has been a Discontinued Operation since July, 2002.

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries a 15% effective annual rate of interest.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

On August 2, 2011, the Company acquired Thrifty Seeker, LLC, a Utah limited liability company, for $18,000. Thrifty Seeker, LLC competes in the daily deals space.

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a promissory note in the amount of $250,000 to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  The note carries a 5% annual interest rate and can be converted, in whole or in part at the election of the Company, into common stock shares owned or held by Bryan Development, LLC.

On August 15, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest shall be charged on amounts outstanding in the form of a fee of $3.00 per Metric Ton of Iron Ore purchased with proceeds of the note.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 12 – SUBSEQUENT EVENTS - CONTINUED

On August 15, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, partnered with Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V. and Dominican Oil & Gas Exploration, LLC to form Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC, a Utah limited liability company, for the purpose of developing an iron ore brokering business.  For value received, the Company holds a 51% ownership position in Grupo Zapata Arce Division Metales y Minerales S.A. de C.V., LLC.

On August 19, 2011, the Company’s Board of Directors resolved to discontinue and dissolve Fundworks, Inc., a Delaware corporation and wholly owned subsidiary of the Company.  The only activity at Fundworks, Inc. during the years ended December 31, 2010 and 2009, was intercompany transactions which have been eliminated in the consolidation.  Therefore, the dissolution of this subsidiary does not result in the recognition of discontinued operations in the financial statements.

On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established August 15, 2011 for Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V..

On October 3, 2011, the revolving line of credit and promissory note, originally established July 28, 2011 for Bsquare Red, LLC was amended to increase the amount to $500,000.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

On October 19, 2011, the Company’s Board of Directors resolved to authorize the investment of up to $1,200,000 in Rsignia, Inc.  Rsignia, Inc. is a leading provider of cyber security solutions and services including detection, mitigation, countermeasures and forensics.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $100,000 in Payroll Innovations, LLC, a payroll debit card provider servicing small to mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $150,000 in PickYourPayday.com, LLC, an online payroll advance business servicing small to mid-sized employers.  For value received, the Company holds a 25% ownership position in PickYourPayday.com, LLC.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, the Company holds a 51% ownership position in Asher, LLC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Reports on Form 8-K, we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC and engaged Morrill & Associates, LLC as our independent public registered accounting firm on January 31, 2011.  On April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC.  Accordingly, we may not include the audit reports or consents of Chisholm, Bierwolf, Nilson & Morrill, LLC in our filings with the Securities and Exchange Commission.

On April 13, 2011 we dismissed Morrill & Associates, LLC.  We engaged Michael J. Larsen, Certified Public Accountant on April 14, 2011 and he resigned on April 18, 2011.  On April 21, 2011, we engaged HJ & Associates, LLC, Certified Public Accountants and Consultants, as our independent registered public accounting firm and that firm has completed the audit of the financial statements for the years ended December 31, 2010 and 2009.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the year ended December 31, 2010; however, subsequent to the year end the Company did not file its periodic reports timely due to a delay in preparation of our financial statements for the year ended December 31, 2010.   The Company has engaged a new independent registered public accounting firm that will perform future audits and reviews of our periodic reports and the Company has hired new accounting personnel to manage the accounting procedures.  Management expects these actions will ensure timely filing of our reports in the future.

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

For the year ended December 31, 2010, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was ineffective for the period covered by this report.

Our management has determined that there were changes made in the implementation of our internal controls over financial reporting during the fourth quarter of 2010, largely due to the departure of our former Chief Financial Officer at the end of the third quarter of 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Specific areas of ineffectiveness during the fourth quarter of 2010 include:

•

Appropriate accounting system maintenance control was found to be lacking.

•

Appropriate vendor payable and expenditure control was found to be lacking.

In response to this evaluation, management has taken action to institute new internal controls for subsequent reporting periods.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information.  Our bylaws provide for a board of directors consisting of at least three directors.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  K. Lance Bell is the son of Kenneth W. Bell.

Name	Age	Position Held	Director Term of Office
Kenneth W. Bell	61	Chairman of the Board Chief Executive Officer Treasurer	January 2001 until next annual meeting.
K. Lance Bell	38	Chief Financial Officer President Secretary Director	May 2011 until next annual meeting.
Christian R. Larsen	37	Director	April 1999 until next annual meeting.

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

K. Lance Bell:  On May 18, 2011, the Board appointed K. Lance Bell to fill the director vacancy on our Board and to serve until our next annual meeting or until he is succeeded by a qualified director.  He was also appointed

President, Secretary and Chief Financial Officer of the Company.   Lance earned an MBA from Goizueta Business School at Emory University in Atlanta, Georgia.  He also has over 13 years of experience in the IT services industry, including domestic and international architecture and operations management.  From 2001 to 2011 Lance was employed by Cedarcrestone, Inc., a consulting and managed services firm with approximately 600 employees. He started with that company as a Technical Consultant and advanced to Manager of Application Development.  He then progressed to Director of Application Management in 2006 and then Sr. Director of Information Technology in 2010.  The Board believes Lance’s extensive contacts, domestic and international experience, management and business expertise will be a valuable component to our future success.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Christian R. Larsen:  Mr. Larsen resigned as our President and Secretary on May 20, 2011, but he remains a director.  He had served as our President since April 1999 and served as our Chief Executive Officer from April 1999 through January 2001.  Prior to 1999 he served as Chief Operating Officer of Pacific WebWorks and as a consultant for Utah WebWorks.  He has over fifteen years experience providing computer consulting and business management services.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

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

Committees

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Kenneth Bell, Lance Bell and Christian Larsen, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compen-sation ($)	Total ($)
Kenneth W. Bell CEO	2010	173,300	218,400	0	16,720 (2)	408,420
	2009	148,750	226,500	84,000 (1)	7,400 (3)	461,650
Christian R. Larsen Former President	2010	150,176	218,400	0	16,720 (4)	385,296
	2009	125,208	221,500	73,500 (1)	1,728 (5)	421,936
R. Brett Bell Former CFO	2010	124,007	217,500	0	14,113 (6)	355,620
	2009	118,750	211,500	73,500 (1)	2,988 (7)	404,830

(1)   Value of options granted (See “Outstanding Equity Awards” below) are computed in accordance with FASB ASC Topic 718.  All granted options were cancelled effective December 31, 2010.

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

On January 1, 2011 the Company entered into an employment agreement with K. Lance Bell.  He was originally hired to serve as Executive Vice President of Finance and Administration.  His employment agreement provides for a term starting on January 1, 2011 and terminating on December 31, 2012.  The agreement provides for a salary of $190,000 a year, with paid vacation time and benefits.  The compensation amount is subject to annual increases starting December 31, 2011 and the agreement provides for annual incentive bonuses to be determined by the Board.  Lance may be terminated only for cause and he is obligated to protect the proprietary information of the Company for a period of two years after termination of his employment.

In the event of a change in control (as defined in the agreement) that results in Lance’s resignation or discharge within the first year of employment, he is entitled to an amount equal to 1.5 times his salary.  After the first year, he is entitled to an amount equal to three times the average of the sum of the amounts paid for salary, bonus, and profit sharing for the prior three fiscal years, or such shorter time period, immediately preceding the date of the change in control.  In addition, Lance has the right to request that the Company register Company shares owned by him when, and if, a registration statement is filed by the Company.

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

As of the date of this report, we do not have any agreements with our named executive officers, other than those previously discussed, regarding resignation, retirement or other termination following a change in control.

Outstanding Equity Awards

The outstanding options granted under the Pacific WebWorks, Inc. 2001 Equity Incentive Plan have been cancelled as of December 31, 2010.  Accordingly, there are no outstanding equity awards held by our named executive officers at December 31, 2010.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	0	$ 0.00	8,720,000
Total	0	$ 0.00	8,720,000

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

All of Pacific WebWorks and our subsidiaries’ employees are eligible for incentive stock options.  Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights.  We currently have 6 employees, officers and directors eligible to participate in the plan.  An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors.  As of the date of this filing, we do not have any independent directors.

The plan is administered by our board of directors who are responsible for determining the type, amount and terms of any consideration awarded to a recipient.  Under the plan any options granted to a recipient are exercisable in accordance with the terms of the agreement governing the grant.  If the option is an incentive stock option, those terms must be consistent with the requirements of the Internal Revenue Code, as amended, and applicable regulations, including the requirement that the option price not be less than the fair market value of the common stock on the date of the grant.  If the option is not an incentive stock option, the option price may be any price determined by the committee.

As of December 31, 2010 options to purchase 1,280,000 shares of common stock had been exercised.   Effective December 31, 2010, the Company cancelled all of the outstanding stock options to purchase 5,620,000 shares of common stock that had previously been granted under the plan.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of November 30, 2011.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Kenneth W. Bell	542,311	1.09
Christian L. Larsen	1,178,000 (1)	2.37
All executive officers and directors as a group	1,720,311	3.46
(1) Represents 300,000 shares, 878,000 shares held by Net Strategic Investments LLC of which Mr. Larsen is an affiliate.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged in since the beginning of the last two completed fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

In June and July of 2009 we experienced limited merchant account processing capabilities which created a situation where we could not satisfy payables to marketing partners.  To generate needed cash in the 2009 second quarter and early third quarter we sold a portion of our hosting portfolio that was in excess of merchant account limitations to The Quad Group, LLC, a related party (the “Quad Group”) for a total of $418,196.  Quad Group is owned and managed by Nova, LLC.   Kenneth W. Bell, our Chairman and CEO, holds a 1% membership interest in Quad Group.  Christian Larsen, our director, holds a 1% membership interest in Quad Group.  Robert Brett Bell, our former CFO, holds a 1% membership interest in Quad Group and our former employee, William Marc Bell, holds a 1% interest in the Quad Group.

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued a $500,000 promissory note, carrying a 15% effective annual rate of interest, to Bsquare Red, LLC, a Utah limited liability company.  Robert Brett Bell and William Marc Bell each hold a 50% membership interest in Bsquare Red, LLC.  Both are sons of our Chief Executive Officer, Kenneth W. Bell, and both are brothers of our President and Chief Financial Officer, K. Lance Bell.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees for each of the last two fiscal years by our independent registered public accounting firms in connection with the audit of our financial statements and other professional services rendered.

	Prior auditor		HJ & Associates
	2009	2010	2009	2010
Audit fees	$ 49,628	$ 11,000	$ 40,000	$ 35,000
Audit-related fees	0	0	0	0
Tax fees	6,381	4,975	0	0
All other fees	$ 0	$ 0	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are included in this report under Item 8 on pages 24 through 45.

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

4.1

Pacific WebWorks, Inc. 2001 Equity Incentive Plan, as amended (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-134534, filed April 19, 2010)

10.1

Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed March 31, 2008)

10.2

Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)

10.3

Employment agreement between Pacific WebWorks, Inc. and K. Lance Bell, dated January 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 8-K filed May 24, 2011)

21.1

Subsidiaries of Pacific WebWorks, Inc.

31.1

Chief Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PACIFIC WEBWORKS, INC.

By:   /s/K. Lance Bell

K. Lance Bell, President

Date:  January 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Kenneth W. Bell

Kenneth W. Bell

Chairman of the Board

Chief Executive Officer

Treasurer

Date:  January 9, 2012

By:   /s/K. Lance Bell

K. Lance Bell

Chief Financial Officer

President

Secretary

Director

Date:  January 9, 2012

By:   /s/Christian R. Larsen

Christian R. Larsen

Director

Date:  January 9, 2012