Form 10-Q
period 2011-03-31
PACIFIC WEBWORKS INC
filed 2012-05-08
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

21

Item 1A.  Risk Factors

21

Item 6.  Exhibits

25

Signatures

26

EXPLANATORY NOTE

This report on Form 10-Q has been delayed because the Company’s financial information for the three month period ended March 31, 2011 was unavailable as of May 16, 2011.  Due to changes in our Chief Financial Officer at the end of 2010 and changes in our independent registered public accounting firms during 2011 the Company’s Form 10-K for the year ended December 31, 2010 was not filed until January 9, 2012.  These events have delayed the filing of all of our reports for the year ended December 31, 2011.  Accordingly, this report includes financial and non-financial information for the interim periods ended March 31, 2010 and 2011 and also includes descriptions of certain subsequent events occurring in 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of March 31, 2011 and our statements of operations for the three month period ended March 31, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2010	2011
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,449,560	$3,838,630
Receivables
Trade, less allowance for doubtful receivables of $0 in 2010 and $0 in 2011	918,936	417,850
Prepaid expenses and other current assets	500,318	421,559
Inventory	11,300	11,300
Total current assets	4,880,114	4,689,339
PROPERTY AND EQUIPMENT, NET	1,851,296	1,841,612
Restricted Cash	575,989	713,033
Available-for-sale securities	750,000	500,000
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	1,316,500	1,420,400

Total Assets	$11,320,152	$11,110,637

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$142,359	$40,307
Accrued liabilities	215,970	166,285
Accrued interest payable	64,822	82,322
Deferred revenue	102,550	65,826
Current liabilities from discontinued operations	101,799	95,122
Total current liabilities	627,500	449,862
LONG-TERM LIABILITIES
Notes payable	1,000,000	1,000,000
Total long term liabilities	1,000,000	1,000,000
Total liabilities	1,627,500	1,449,862
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(8,426,777)	(8,458,654)
Total stockholders' equity	9,692,652	9,660,775

Total liabilities and stockholders' equity	$11,320,152	$11,110,637

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2010	THREE MONTHS ENDED MAR 31, 2011
	(Restated)
Revenues
Hosting, gateway and maintenance fees	$3,475,047	$457,015
Merchant accounts, design and other	3,972	-
	3,479,019	457,015
Cost of sales	19,823	59,211
Gross profit	3,459,196	397,804
Selling expenses	461,249	8,428
Research and development	127,725	53,172
General and administrative	2,677,324	459,634
Depreciation and amortization	18,820	9,684
Total operating expenses	3,285,118	530,918
Income (loss) from operations	174,078	(133,114)

Other income (expense)
Interest income (expense), net	(12,364)	(15,711)
Other income (expense), net	886	13,048

Total other Income (Expense)	(11,478)	(2,663)

Income (loss) before income taxes	162,600	(135,777)
Income Tax Provision/(Benefit)	155,300	(103,900)
Income Tax Expense	8,013	-
Net Loss	$(713)	$(31,877)

LOSS PER SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic	45,123,985	49,713,895
Fully Diluted	45,123,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2010	THREE MONTHS ENDED MAR 31, 2011
	(Restated)
Cash Flows From Operating Activities
Net loss	$(713)	$(31,877)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	18,820	9,684
Stock option compensation	103,128	-
Changes in assets and liabilities
Deferred tax asset	155,300	(103,900)
Receivables	605,831	501,086
Restricted Cash	(712,595)	(137,044)
Prepaid expenses and other assets	1,071,163	108,759
Accounts payable and accrued liabilities	(400,444)	(140,914)
Deferred revenue	(62,495)	(36,724)

Net cash provided by operating activities	777,995	169,070

Cash Flows From Investing Activities
Increase in notes receivable	-	(30,000)
Proceeds from sale of available-for-sale securities	-	250,000
Net cash provided by investing activities	-	220,000

Cash Flows From Financing Activities
Proceeds from notes payable	1,000,000	-

Net cash provided by financing activities	1,000,000	-

Net increase in cash and cash equivalents	1,777,995	389,070

Cash and cash equivalents at beginning of period	1,490,769	3,449,560

Cash and cash equivalents at end of period	$3,268,764	$3,838,630

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three month period ending March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 – NOTE PAYABLE

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The Note holder is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 27, 2012, the maturity date of the Note was amended to January 27, 2015.  The Note is secured by a deed of trust with assignment of rents on commercial properties owned by the Company.  The Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

NOTE 3 – CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition -The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and its revisions in SAB No. 104.  SAB 101 and 104 clarify application of generally accepted accounting principles related to revenue transactions.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 3 – CRITICAL ACCOUNTING POLICIES - CONTINUED

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no conversation for over three years with any of the parties related to the contingent liabilities of our discontinued operations.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Fair Value Measurements - We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 3 – CRITICAL ACCOUNTING POLICIES – CONTINUED

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2011:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$500,000	$-	$500,000	$-
Total assets measured at fair value	$500,000	$-	$500,000	$-

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 3 – CRITICAL ACCOUNTING POLICIES - CONTINUED

	Available-for-sale securities	Total
Balance at December 31, 2010	$-	$-
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	-	-
Transfers to Level 3	-	-
Balance at March 31, 2011	$-	$-

Fair Value of Other Financial Instruments - The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their immediate or short-term maturities.  The aggregate carrying amount of the notes payable approximates fair value as the individual notes bear interest at market interest rates and there hasn’t been a significant change in our operations and risk profile.

NOTE 4 - 2010 RESTATEMENT

The financial statements for the three month period ended March 31, 2010 were restated to reflect issues identified during a reaudit of the financial statements for that year.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

[See following page.]

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 4 - 2010 RESTATEMENT - CONTINUED

	As Originally Reported	As Restated	Change
Revenues
Hosting, gateway and maintenance fees	$3,652,290	$3,475,047	$(177,243)	A
Merchant accounts, design and other	3,972	3,972	-
	3,656,262	3,479,019	(177,243)
Cost of sales	18,015	19,823	1,808	B
Gross profit	3,638,247	3,459,196	(179,051)

Selling expenses	461,249	461,249	-
Research and development	127,725	127,725	-
General and administrative	2,617,870	2,677,324	59,454	C
Depreciation and amortization	22,980	18,820	(4,160)	D
Total operating expenses	3,229,824	3,285,118	55,294
Net income (loss) from operations	408,423	174,078	(234,345)
Other income (expense)
Interest income (expense), net	(12,082)	(12,364)	(282)	E
Other income (expense), net	886	886	-
Total other Income (Expense)	(11,196)	(11,478)	(282)
Net income (loss) from continuing operations before income taxes	397,227	162,600	(234,627)
Income Tax Provision/(Benefit)	-	155,300	155,300	F
Income Tax Expense	135,057	8,013	(127,044)	F
Income from continuing operations	$262,170	$(713)	$(262,883)

NET INCOME	$262,170	$(713)	$(262,883)
EARNINGS PER SHARE
Basic	$0.01	$(0.00)	$(0.01)	G

Diluted	$0.01	$(0.00)	$(0.01)	G
Weighted-average common shares outstanding
Basic	43,271,662	45,123,985	1,852,323	G
Fully Diluted	45,225,756	45,123,985	(101,771)	G

The accompanying notes are an integral part of these consolidated financial statements.

A	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
B	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
C	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
D	To correct fixed asset balances for previous disposals and other adjustments resulting from the 2009 restatement
E	To correct interest expense
F	To adjust the balance of deferred tax assets for the result of the 2010 valuation calculation
G	To record update weighted-average common shares outstanding and reflect adjustment income due to revenue and expense adjustment and correction of the Company’s Black Scholes calculations.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 4 - 2010 RESTATEMENT – CONTINUED

	As Originally Reported	As Restated		Change
Cash Flows From Operating Activities
Net income (loss)	$262,170	$(713)		$(262,883)
Adjustments to reconcile net earnings (loss) to net cash provided (used) in operating activities
Depreciation & amortization	22,980	18,820		(4,160)	A
Valuation of stock options	92,312	103,128		10,816	B
Changes in assets and liabilities
Deferred tax asset	114,893	155,300		40,407	C
Receivables	(25,445)	605,831		631,276	D
Restricted cash	-	(712,595)		(712,595)	E
Prepaid expenses and other assets	80,502	1,071,163		990,661	F
Accounts payable and accrued liabilities	35,647	(400,444)		(436,091)	G
Deferred revenue	-	(62,495)		(62,495)	H
Net cash provided (used) by operating activities	583,059	777,995		194,936
Cash flows from investing activities
Purchases of property and equipment	(22,412)	-		22,412	I
Cash on reserve with bank (restricted cash)	(782,652)	-		782,652	J
Net cash (used) by investing activities	(805,064)	-		805,064
Cash flows from financing activities Proceeds from notes payable	1,000,000	1,000,000		-
Net cash provided by financing activities	1,000,000	1,000,000		-
Net increase/(decrease) in cash and cash equivalents	777,995	1,777,995		1,000,000
Cash and cash equivalents at beginning of period	1,490,769	1,490,769		-
Cash and cash equivalents at end of period	$2,268,764	$3,268,764		$1,000,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-		$-
Cash paid for income taxes	$1,200	$1,200	$

The accompanying notes are an integral part of these consolidated financial statements

A	To correct fixed assets balances for previous disposals and other adjustments resulting from the 2009 restatement
B	To correct the amount recorded in stock options compensation.
C	To adjust the balance of deferred tax assets for the results of the 2010 valuation calculation
D	To adjust accounts receivable to reflect changes in the Company’s rebilling estimate, to write-down certain receivables and reclassify certain amounts due to restricted cash
E	To write-off certain uncollectable deposits and reclassify certain receivables to restricted cash
F	To record certain prepaid legal expenses
G	To record accrued interest on notes payable, to record income tax payable and correct other accrued liabilities.
H	To record deferred revenue 11

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 4 - 2010 RESTATEMENT – CONTINUED

I	To correct expenses allocated to property and equipment purchases.
J	To correct restricted cash deposits.

NOTE 5 - SUBSEQUENT EVENTS

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS - CONTINUED

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

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, the Company holds a 51% ownership position in Asher, LLC.  It is noted that the Headlamp Ventures, LLC interest in Asher, LLC was purchased from a relation by marriage of the CFO of the Company.

On December 31, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, extended the maturity date on the Promissory Note extended to Rsignia, Inc. to April 15, 2012.

On January 18, 2012, the Company, through its World Commerce Network, LLC subsidiary, issued a short term $300,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note has a maturity date of February, 15, 2012, carries a 15% effective annual rate of interest and a one-time fee equal to one percent of the total loan amount.  The note, including all interest and fees, was paid in full at maturity.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

On January 27, 2012, the maturity date on the $1,000,000 Promissory Note executed by the Company on January 27, 2010 (See Note 3, above) was amended to January 27, 2015.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS - CONTINUED

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

On April 16, 2012, the Promissory Note extended to Rsignia, Inc., went into default.  The Company subsequently provided Rsignia, Inc. with notice of default and a demand for repayment of all outstanding principal and accrued interest.  The Company is currently working with Rsignia, Inc. to collect payment in full.

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

The first quarter of 2011 was primarily devoted to addressing items related to our ongoing legal issues as well as initiating discussions with a number of parties concerning merger, acquisition, joint venture or partnerships to pursue a wide variety of options for the future. As announced in 2010 the Company was focused on developing alternative avenues through which its resources might be profitably employed.

During the first quarter of 2011 the Company continued to expend time and money to defend itself in the legal actions brought against the Company during the prior two years.  The legal actions have continued through 2012 and may possibly continue beyond.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed.

As of the filing date of this report, we have trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of February 2012 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries (See Note 5 – Subsequent Events, above).

Liquidity and Capital Resources

During 2011 and 2010 we relied primarily on revenues to fund operations.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and investments in other businesses.  We plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.  Of course cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales and returns on investment.

Our net revenues for 2010 decreased significantly as compared to 2009 due to the change in our marketing strategy and that trend continued into 2011.  However, our cash and cash equivalents increased at March 31, 2011 due to the receipt of certain receivables.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at March 31, 2011 included accounts payable and accrued liabilities. Accounts payable of $40,307 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $166,285 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and receivables.  The Company was involved in several legal actions, but as of March 31, 2011, management had not recorded any contingent liability because management believed that we would be successful in those litigations.

For the year ended December 31, 2010 we recorded current liabilities from discontinued operations of $101,799 related to World Commerce’s customer leases.  That liability was reduced to $95,122 during the first quarter of 2011 to more accurately reflect the potential payment requirement.  There has been no active discussion with the leasing company since 2002.

Also included in current liabilities at March 31, 2011 is $65,826 in deferred revenue primarily related to hosting services and $82,322 in accrued interest payable related to the Company’s $1,000,000 promissory note.

Promissory Note:  Our long term liabilities at March 31, 2011 included a promissory note in the amount of $1,000,000.  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development, LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  On January 27, 2012, the maturity date of the Note was amended to January 27, 2015.  The Note is secured by a deed of trust with assignment of rents on our principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks, Intellipay,

TradeWorks Marketing, FundWorks and World Commerce Network for the three month periods ended March 31, 2011 and 2010.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2010	Three month period ended March 31, 2011
Cash and cash equivalents	$ 3,449,560	$ 3,838,630
Total current assets	4,880,114	4,689,339
Total assets	11,320,152	11,110,637
Total current liabilities	627,500	449,862
Total liabilities	1,627,500	1,449,862
Accumulated deficit	(8,426,777)	(8,458,654)
Total stockholders’ equity	$ 9,692,652	$ 9,660,775

Total assets decreased at March 31, 2011 as compared to December 31, 2010 primarily as a result of a reduction in receivables related to the Visual WebTools business.  At March 31, 2011 total liabilities also decreased compared to the 2010 year end as a result of continued cost control measures.  Our accumulated deficit increased at March 31, 2011 as a result of posting a loss for the three month period ended March 31, 2011 (“2011 first quarter”).

SUMMARY OPERATING RESULTS
	Three month period ended March 31,
	2010	2011
Revenues, net	$ 3,479,019	$ 457,015
Cost of sales	19,823	59,211
Gross profit	3,459,196	397,804
Total operating expenses	3,285,118	530,918
Income (loss) from operations	174,078	(133,114)
Total other income (expense)	(11,478)	(2,663)
Income tax benefit (expense)	(163,313)	103,900
Net loss	(713)	(31,877)
Earnings per share - basic	$ (0.00)	$ (0.00)

We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, the sale of merchant accounts and custom website design work.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded when earned.

Our net revenues decreased significantly for the 2011 first quarter compared to the 2010 first quarter as a result of our shift in marketing approaches.  Formerly we relied upon an affiliate marketing approach, but due to abuses in that type of system we no longer expose our operations to the risks associated with affiliate marketing. Management anticipates that revenues will grow from the reduced 2011 levels as new business opportunities are developed.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased in the 2011 first quarter as compared to the 2010 first quarter.  Cost of sales was 12.9% of net revenues for the 2011 first quarter as compared to 0.5% of net revenues for the 2010 first quarter largely due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for the 2011 first quarter compared to the 2010 first quarter primarily due to decreases in selling expenses, staff reduction and other cost control measures.  Selling expenses include advertising expenses, commissions and personnel expenses for sales and marketing and these expenses were higher in the 2010 first quarter due to higher sales and commissions related to the affiliate marketing approach.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2011 first quarter compared to the 2010 first quarter because the number of customer accounts were higher in 2010 and consistent with the higher number of customer accounts, we increased our staff to provide services for the new customer accounts.

Our net income for the 2011 first quarter reflects the decline in revenues related to the Visual WebTools business as the Company pursued other business opportunities.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2010 resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2011.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no discussion for over three years with any of the parties related to the contingent liabilities.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

Fair Value Measurements - We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Other Financial Instruments - The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their immediate or short-term maturities.  The aggregate carrying amount of the notes payable approximates fair value as the individual notes bear interest at market interest rates and there hasn’t been a significant change in our operations and risk profile.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were ineffective for the first quarter ended March 31, 2011 because the Company did not file its periodic reports timely due to a delay in preparation of our financial statements for the year ended December 31, 2010.   The Company has engaged a new independent registered public accounting firm that will perform future audits and reviews of our periodic reports and the Company has hired new accounting personnel to manage the accounting procedures. Management expects these actions will ensure timely filing of our reports in the future.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were changes made in our internal control over financial reporting during the first quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  The changes to internal control over financial reporting were incorporated to improve the effectiveness of control over accounting system maintenance and vendor payable and expenditure.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period ended March 31, 2011 there were no new legal proceedings initiated, nor any material developments in our legal proceedings.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed September 30, 2008)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.3	Employment agreement between Pacific WebWorks and K. Lance Bell, dated January 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 8-K filed May 24, 2011)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	PACIFIC WEBWORKS, INC. By: /s/K. Lance Bell K. Lance Bell President, Chief Financial Officer, Secretary and Director
Date: May 8, 2012	By: /s/Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer and Chairman of the Board