Form 10-Q
period 2011-06-30
PACIFIC WEBWORKS INC
filed 2012-05-08
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

21

Item 1A.  Risk Factors

21

Item 6.  Exhibits

25

Signatures

26

EXPLANATORY NOTE

This report on Form 10-Q has been delayed because the Company’s financial information for the three month period ended June 30, 2011 was unavailable as of August 15, 2011.  Due to changes in our Chief Financial Officer at the end of 2010 and changes in our independent registered public accounting firms during 2011 the Company’s Form 10-K for the year ended December 31, 2010 was not filed until January 9, 2012.  These events have delayed the filing of all of our reports for the year ended December 31, 2011.  Accordingly, this report includes financial and non-financial information for the periods ended June 30, 2010 and 2011 and also includes descriptions of certain subsequent events occurring in 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of June 30, 2011 and our statements of operations for the three and six month periods ended June 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2010	2011
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,449,560	$3,446,419
Receivables
Trade, less allowance for doubtful receivables of $0 in 2010 and $0 in 2011	918,936	399,707
Prepaid expenses and other current assets	500,318	302,808
Inventory	11,300	9,916
Total current assets	4,880,114	4,158,850
PROPERTY AND EQUIPMENT, NET	1,851,296	1,832,129
Restricted Cash	575,989	413,412
Available-for-sale securities	750,000	1,000,000
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	1,316,500	1,529,400

Total Assets	$11,320,152	$10,880,044

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$142,359	$72,408
Accrued liabilities	215,970	182,918
Accrued interest payable	64,822	99,822
Deferred revenue	102,550	46,310
Current liabilities from discontinued operations	101,799	95,122
Total current liabilities	627,500	496,580
LONG-TERM LIABILITIES
Notes payable	1,000,000	1,000,000
Total long term liabilities	1,000,000	1,000,000
Total liabilities	1,627,500	1,496,580
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 shares and 49,713,895 shares, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(8,426,777)	(8,735,965)
Total stockholders' equity	9,692,652	9,383,464

Total liabilities and stockholders' equity	$11,320,152	$10,880,044

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2011	THREE MONTHS ENDED JUN 30, 2010	THREE MONTHS ENDED JUN 30, 2011
	(Restated)		(Restated)
Revenues
Hosting, gateway and maintenance fees	$7,232,204	$958,178	$3,753,184	$501,163
	7,232,204	958,178	3,753,184	501,163
Cost of sales	301,642	99,976	281,819	40,765
Gross profit	6,930,562	858,202	3,471,365	460,398
Selling expenses	836,090	14,703	374,841	6,275
Research and development	226,491	105,416	98,766	52,245
General and administrative	4,512,060	1,228,217	1,834,736	768,583
Depreciation and amortization	37,603	19,167	18,783	9,483
Total operating expenses	5,612,244	1,367,503	2,327,126	836,586
Income (loss) from operations	1,318,318	(509,301)	1,144,239	(376,188)

Other income (expense)
Interest income (expense), net	(29,864)	(31,759)	(17,500)	(16,048)
Other income (expense), net	5,058	18,973	4,172	5,925

Total other Income (Expense)	(24,806)	(12,786)	(13,328)	(10,123)

Income (loss) before income taxes	1,293,512	(522,087)	1,130,911	(386,311)
Income Tax Provision/(Benefit)	658,300	(212,900)	503,000	(109,000)
Income Tax Expense	8,013	-	-	-
Net Income (Loss)	$627,199	$(309,187)	$627,911	$(277,311)

EARNINGS (LOSS) PER SHARE
Basic	$0.01	$(0.01)	$0.01	$(0.01)
Diluted	$0.01	$(0.01)	$0.01	$(0.01)
Weighted-average common shares outstanding
Basic	45,125,895	49,713,895	45,123,895	49,713,895
Fully Diluted	45,125,895	49,713,895	45,123,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2011
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$627,199	$(309,187)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	37,603	19,167
Stock option compensation	137,504	-
Changes in assets and liabilities
Deferred tax asset	658,309	(212,900)
Receivables	453,065	519,229
Restricted Cash	(55,074)	162,577
Prepaid expenses and other assets	316,160	212,509
Inventory	-	1,383
Accounts payable and accrued liabilities	(889,229)	(74,679)
Deferred revenue	(509,448)	(56,240)

Net cash provided by operating activities	776,089	261,859

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	-	250,000
Purchases of available-for-sale securities	(500,000)	(500,000)
Increase in notes receivable	-	(15,000)
Net cash (used) by investing activities	(500,000)	(265,000)

Cash Flows From Financing Activities
Proceeds from notes payable	1,000,000	-

Net cash provided by financing activities	1,000,000	-

Net increase/(decrease) in cash and cash equivalents	1,276,089	(3,141)

Cash and cash equivalents at beginning of period	1,490,769	3,449,560

Cash and cash equivalents at end of period	$2,766,858	$3,446,419

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$-
Cash paid for income taxes	$1,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information not is misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three and six month periods ending June 30, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

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

NOTE 3 – INVESTMENTS

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

NOTE 4 – CRITICAL ACCOUNTING POLICIES

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 4 – CRITICAL ACCOUNTING POLICIES - CONTINUED

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 4 – CRITICAL ACCOUNTING POLICIES - CONTINUED

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,000,000	$-	$750,000	$250,000
Total assets measured at fair value	$1,000,000	$-	$750,000	$250,000

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 4 – CRITICAL ACCOUNTING POLICIES - CONTINUED

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2010	$-	$-
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	250,000	250,000
Transfers to Level 3	-	-
Balance at June 30, 2011	$250,000	$250,000

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

NOTE 5 - 2010 RESTATEMENT

The financial statements for the three and six month periods ended June 30, 2010 were restated to reflect issues identified during a reaudit of the financial statements for that year.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.   [See following page.]

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 5 - 2010 RESTATEMENT - CONTINUED

Consolidated Statements of Operations 6/30/2010

	As Originally Reported Six Months	As Restated Six Months	Change Six Months		As Originally Reported Three Months	As Restated Three Months	Change Three Months
Revenues
Hosting, gateway and maintenance fees	$6,962,494	$7,232,204	$269,710	A	$3,306,232	$3,753,184	$446,952	A

Cost of sales	299,834	301,642	1,808	B	281,819	281,819	-
Gross profit	6,662,600	6,930,562	267,902		3,024,413	3,471,365	446,952

Selling expenses	836,090	836,090	-		374,841	374,841	-
Research and development	226,491	226,491	-		98,766	98,766	-
General and administrative	4,071,125	4,512,060	440,935	C	1,453,255	1,834,736	381,481	C
Depreciation and amortization	45,923	37,603	(8,320)	D	22,943	18,783	(4,160)	D
Total operating expenses	5,179,629	5,612,244	432,615		1,949,805	2,327,126	377,321
Net income (loss) from operations	1,483,031	(1,318,318)	(164,713)		1,074,608	1,144,239	69,631
Other income (expense)
Interest income (expense), net	(12,082)	(29,864)	(17,782)	E	-	(17,500)	(17,500)	E
Other income (expense), net	5,058	5,058	-		4,172	4,172	-
Total other Income (expense)	(7,024)	(24,806)	(17,782)		4,712	(13,328)	(17,500)
Net income (loss) from continuing operations before income taxes	1,476,007	1,293,512	(182,495)		1,078,780	1,130,911	52,131
Income Tax Provision/(Benefit)	-	658,300	658,300	F	-	503,000	503,000	F
Income Tax Expense	501,843	8,013	(493,830)	F	366,785	-	(366,785)
Income from continuing operations	$974,165	$627,199	$(346,966)		$711,995	$627,911	$(84,084)

NET INCOME	$974,165	$627,199	$(346,966)		$711,995	$627,911	$(84,084)
EARNINGS PER SHARE
Basic	$0.03	$0.01	$(0.02)	G	$0.02	$0.01	$(0.01)	G

Diluted	$0.02	$0.01	$(0.01)	G	$0.02	$0.01	$(0.01)	G
Weighted-average common shares outstanding
Basic	45,422,514	45,125,895	(296,619)	G	45,717,851	45,123,985	(593,866)	G
Fully Diluted	45,422,514	45,125,895	(296,619)	G	45,225,756	45,123,985	(101,771)	G

The accompanying notes are an integral part of these consolidated financial statements.

A	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
B	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
C	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 5 - 2010 RESTATEMENT – CONTINUED

D	To correct fixed asset balances for previous disposals and other adjustments resulting from the 2009 restatement.
E	To correct interest expense related to notes payable.
F	To adjust the balance of deferred tax assets for the result of the 2010 valuation calculation.
G	To record update weighted-average common shares outstanding and reflect adjustment income due to revenue and expense adjustment and correction of the Company’s Black Scholes calculations.

Consolidated Statements of Cash Flows 6/30/2010

	As Originally Reported	As Restated	Change
Cash flows from operating activities
Net income	$974,165	$627,199	$(346,966)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation & amortization	45,923	37,603	(8,320)	A
Valuation of stock options	25,022	137,504	112,482	B
Changes in assets and liabilities
Deferred tax asset	(285,957)	658,309	944,266	C
Receivables	(79,714)	453,065	532,779	D
Restricted cash	-	(55,074)	(55,074)	E
Prepaid expenses and other assets	392,789	316,160	(76,629)	F
Accounts payable and accrued liabilities	(202,340)	(889,229)	(686,889)	G
Deferred revenue	-	(509,448)	(509,448)	H
Net cash provided (used) by operating activities	869,888	776,089	(93,799)
Cash flows from investing activities
Purchases of property and equipment	(14,668)	-	14,668	I
Purchases of available-for-sale securities	-	(500,000)	(500,000)	J
Cash on reserve with bank (restricted cash)	(125,131)	-	125,131	K
Net cash (used) by investing activities	(139,799)	(500,000)	(360,201)
Cash flows from financing activities
Proceeds on issuance of stock from exercise of options	46,000	-	(46,000)	L
Proceeds from notes payable	1,000,000	1,000,000	-
Net cash provided by financing activities	1,046,000	1,000,000	(46,000)
Net increase/(decrease) in cash and cash equivalents	1,776,089	1,276,089	(500,000)
Cash and cash equivalents at beginning of period	1,490,769	1,490,769	-
Cash and cash equivalents at end of period	$3,266,858	$2,766,858	$(500,000)
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$1,200	$1,200	$-

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 5 - 2010 RESTATEMENT – CONTINUED

A	To correct fixed assets balances for previous disposals and other adjustments resulting from the 2009 restatement.
B	To correct the amount recorded in stock options compensation.
C	To adjust the balance of deferred tax assets for the results of the 2010 valuation calculation.
D	To adjust accounts receivable to reflect changes in the Company’s rebilling estimate, to write-down certain receivables and reclassify certain amounts due to restricted cash.
E	To write-off certain uncollectable deposits and reclassify certain receivables to restricted cash.
F	To record certain prepaid legal expenses.
G	To record accrued interest on notes payable, to record income tax payable and correct other accrued liabilities.
H	To record deferred revenue.
I	To correct expenses allocated to property and equipment purchases.
J	To record purchase of municipal bonds previously classified as cash and cash equivalents.
K	To correct restricted cash deposits.
L	To correct amount related to proceeds on exercise of options resulting from yearend adjustments.

NOTE 6 – SUBSEQUENT EVENTS

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

June 30, 2011 and 2010

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS - CONTINUED

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

On January 27, 2012, the maturity date on the $1,000,000 Promissory Note executed by the Company on January 27, 2010 was amended to January 27, 2015 (See Note 3, above).

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS - CONTINUED

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

The six month period ended June 30, 2011 (“2011 six month period”) was primarily devoted to addressing items related to our ongoing legal issues as well as initiating discussions with a number of parties concerning merger, acquisition, joint venture or partnerships to pursue a wide variety of options for the future. As announced in 2010 the Company is developing alternative avenues through which its resources might be profitably employed.

During the 2011 six month period the Company continued to expend time and money to defend itself in the legal actions brought against the Company during the prior two years.  The legal actions have continued through 2012 and may possibly continue beyond.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed.

As of the filing date of this report, we have trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  On June 9, 2011, Pacific WebWorks formed Headlamp Ventures, LLC, a Utah limited liability company, as a wholly-owned subsidiary for the purpose of pursuing business acquisitions and investments.  As of April 30, 2012 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries (See Note 6 – Subsequent Events, above).

Liquidity and Capital Resources

During 2011 we relied primarily on revenues to fund operations.  We expect to generate positive cash flows through further development of our business and distribution channels and investments in other businesses.  We plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.  Of course cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales and returns on investment.

Our net revenues for 2010 decreased significantly as compared to 2009 due to the change in our marketing strategy and that trend continued into 2011.  However, our cash and cash equivalents remained fairly constant at June 30, 2011 due to the receipt of certain receivables.

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

2011 Six Month Period Investments

Subsequent to the year ended December 31, 2010, in addition to our web site business the Company invested in other businesses directly or through our subsidiaries.  On April 21, 2011, the Company invested $250,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents.  We believe this investment holds the possibility of significant return in the future as Fisker produces high quality environment friendly vehicles and competes well in the luxury hybrid-electric vehicle market.  The Company expects to see returns on this investment within the next six to twelve months of 2012.

Commitments and Contingencies

Current Liabilities: Our total current liabilities at June 30, 2011 included accounts payable and accrued liabilities. Accounts payable of $72,408 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $182,918 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and receivables.  During the 2011 six month period the Company was involved in several legal actions, but as of June 30, 2011, management had not recorded any contingent liability because management believed that we would be successful in those litigations.

For the years ended December 31, 2009 and 2010, we recorded current liabilities from discontinued operations of $101,799 related to World Commerce’s customer leases.  That liability was reduced to $95,122 in the first quarter of 2011 to more accurately reflect the potential payment requirement.  There has been no active discussion with the leasing company since 2002.

Also included in current liabilities at June 30, 2011 is $46,310 in deferred revenue primarily related to hosting services and $99,822 in accrued interest payable related to the Company’s $1,000,000 promissory note.

Promissory Note:  Our long term liabilities at June 30, 2011 included a promissory note in the amount of $1,000,000. On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development, LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  On January 27, 2012, the maturity date of the Note was amended to January 27, 2015.  The Note is secured by a deed of trust with assignment of rents on our principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

The Note also provides that we may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event we fail to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and six month periods ended June 30, 2010 and 2011.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2010	Six month period ended June 30, 2011
Cash and cash equivalents	$ 3,449,560	$ 3,446,419
Total current assets	4,880,114	4,158,850
Total assets	11,320,152	10,880,044
Total current liabilities	627,500	496,580
Total liabilities	1,627,500	1,496,580
Accumulated deficit	(8,426,777)	(8,735,965)
Total stockholders’ equity	$ 9,692,652	$ 9,383,464

Total assets decreased at June 30, 2011 as compared to December 31, 2010 primarily as a result of a reduction in receivables related to the Visual WebTools business.  At June 30, 2011 total liabilities also decreased compared to the 2010 year end as a result of continued cost control measures.  Our accumulated deficit increased at June 30, 2011 as a result of posting a net loss for the 2011 six month period.

SUMMARY OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2010	2011	2010	2011
Revenues, net	$ 3,753,184	$ 501,163	$ 7,232,204	$ 958,178
Cost of sales	281,819	40,765	301,642	99,976
Gross profit	3,471,365	460,398	6,930,562	858,202
Total operating expenses	2,327,126	836,586	5,612,244	1,367,503
Income (loss) from operations	1,144,239	(376,188)	1,318,318	(509,301)
Total other income (expense)	(13,328)	(10,123)	(24,806)	(12,786)
SUMMARY OPERATING RESULTS - continued
	Three month period ended June 30,		Six month period ended June 30,
	2010	2011	2010	2011
Income tax benefit (expense)	(503,000)	109,000	(666,313)	212,900
Net income (loss)	627,911	(277,311)	627,199	(309,187)
Earnings per share - basic	$ 0.01	$ (0.01)	$ 0.01	$ (0.01)

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

Our net revenues decreased significantly for both the three month period ended June 30, 2011 (“2011 second quarter”) and the 2011 six month period as compared to the 2010 second quarter and 2010 six month period as a result of our shift in marketing approaches.  Formerly we relied upon an affiliate marketing approach, but due to abuses in that type of system we no longer expose our operations to the risks associated with affiliate marketing. Management anticipates that revenues will grow from the reduced 2011 levels as new business opportunities are developed.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales as a percentage of net revenues increased in the 2011 interim periods as compared to the 2010 interim periods.  Cost of sales was 8.1% of net revenues for the 2011 second quarter as compared to 7.5% of net revenues for the 2010 second quarter.  Cost of sales was 10.4% of net revenues for the 2011 six month period as compared to 4.2% of net revenues for the 2010 six month period.  Cost of sales as a percentage of sales was higher in the 2011 periods due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for the 2011 second quarter and 2011 six month period compared to the 2010 second quarter and 2010 six month period primarily due to decreases in selling expenses, staff reduction and other cost control measures.  Selling expenses include advertising expense, commissions and personnel expenses for sales and marketing and these expenses were higher in the 2010 comparable periods due to higher sales and commissions related to the affiliate marketing approach.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2011 second quarter and 2011 six month period compared to the 2010 second quarter and 2010 six month period because the number of customer accounts were higher in 2010 and consistent with the higher number of customer accounts, we increased our staff to provide services for the new customer accounts.

Our net loss for the 2011 second quarter and 2011 six month period reflected the decline in revenues related to the Visual WebTools business as the Company pursued other business opportunities.   However, we did record net income for the 2010 second quarter and 2010 six month period primarily as a result of greater revenues in 2010.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2011.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no discussion for over three years with any of the parties related to the contingent liabilities.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were ineffective for the period ended June 30, 2011 because the Company did not file its periodic reports timely due to a delay in preparation of our financial statements for the year ended December 31, 2010.   The Company has engaged a new independent registered public accounting firm that will perform future audits and reviews of our periodic reports and the Company has hired new accounting personnel to manage the accounting procedures. Management expects these actions will ensure timely filing of our reports in the future.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were changes made in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  The changes to internal control over financial reporting were incorporated to improve the effectiveness of control over accounting system maintenance and vendor payable and expenditure.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period ended June 30, 2011 there were no new legal proceedings initiated, nor any material developments in our ongoing legal proceedings.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed September 30, 2008)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.3	Employment agreement between Pacific WebWorks and K. Lance Bell, dated January 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 8-K filed May 24, 2011)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	PACIFIC WEBWORKS, INC. By: /s/K. Lance Bell K. Lance Bell President, Chief Financial Officer, Secretary and Director
Date: May 8, 2012	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer and Chairman of the Board