Form 10-Q
period 2011-09-30
PACIFIC WEBWORKS INC
filed 2012-05-08
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

22

Item 1A.  Risk Factors

22

Item 6.  Exhibits

26

Signatures

27

EXPLANATORY NOTE

This report on Form 10-Q has been delayed because the Company’s financial information for the three and nine month periods ended September 30, 2011 was unavailable as of November 15, 2011.  Due to changes in our Chief Financial Officer at the end of 2010 and changes in our independent registered public accounting firms during 2011 the Company’s Form 10-K for the year ended December 31, 2010 was not filed until January 9, 2012.  These events have delayed the filing of all of our reports for the year ended December 31, 2011.  Accordingly, this report includes financial and non-financial information for the periods ended September 30, 2010 and 2011 and also includes descriptions of certain subsequent events occurring in 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of September 30, 2011 and our statements of operations for the three and nine month periods ended September 30, 2011 and 2010 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2010	2011
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,449,560	$3,130,394
Receivables
Trade, less allowance for doubtful receivables of $0 in 2010 and $0 in 2011	918,936	319,936
Prepaid expenses and other current assets	500,318	218,642
Inventory	11,300	9,917
Total current assets	4,880,114	3,678,889
PROPERTY AND EQUIPMENT, NET	1,851,296	1,822,646
Restricted Cash	575,989	457,404
Goodwill	1,946,253	1,946,253
Available-for-sale securities	750,000	1,000,000
Notes receivable	-	250,000
Deferred Tax Asset	1,316,500	1,568,700

Total Assets	$11,320,152	$10,723,892

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$142,359	$31,919
Accrued liabilities	215,970	187,477
Accrued interest payable	64,822	117,322
Deferred revenue	102,550	40,816
Current liabilities from discontinued operations	101,799	95,122
Total current liabilities	627,500	472,656
LONG-TERM LIABILITIES
Notes payable	1,000,000	1,000,000
Total long term liabilities	1,000,000	1,000,000
Total liabilities	1,627,500	1,472,656
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895 shares, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(8,426,777)	(8,868,193)
Total stockholders' equity	9,692,652	9,251,236

Total liabilities and stockholders' equity	$11,320,152	$10,723,892

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2011	THREE MONTHS ENDED SEP 30, 2010	THREE MONTHS ENDED SEP 30, 2011
	(Restated)		(Restated)
Revenues
Hosting, gateway and maintenance fees	$8,197,532	$1,340,005	$965,328	$381,827
	8,197,532	1,340,005	965,328	381,827
Cost of sales	352,293	130,258	50,651	30,283
Gross profit	7,845,239	1,209,747	914,677	351,544
Selling expenses	923,995	15,499	87,905	796
Research and development	318,486	147,719	91,995	42,301
General and administrative	5,005,559	1,698,003	493,500	469,787
Depreciation and amortization	56,405	28,650	18,801	9,483
Total operating expenses	6,304,445	1,889,871	692,201	522,367
Income (loss) from operations	1,540,794	(680,124)	222,476	(170,823)

Other income (expense)
Interest income (expense), net	(48,005)	(38,990)	(18,141)	(7,231)
Other income (expense), net	5,591	25,498	533	6,525

Total other income (expense)	(42,414)	(13,492)	(17,608)	(706)

Income (loss) before income taxes	1,498,380	(693,616)	204,868	(171,529)
Income Tax Provision/(Benefit)	743,700	(252,200)	85,400	(39,300)
Income Tax Expense	8,013	-	-	-
Net Income (Loss)	$746,667	$(441,416)	$119,468	$(132,229)

EARNINGS PER SHARE
Basic	$0.02	$(0.01)	$0.00	$(0.00)
Diluted	$0.02	$(0.01)	$0.00	$(0.00)
Weighted-average common shares outstanding
Basic	45,843,492	49,713,895	47,259,221	49,713,895
Fully Diluted	45,843,492	49,713,895	47,259,221	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2011
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$746,667	$(441,416)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	56,405	28,650
Stock issued for services	415,000	-
Stock option compensation	137,504	-
Changes in assets and liabilities
Deferred tax asset	743,700	(252,200)
Receivables	320,153	599,001
Restricted Cash	296,752	118,585
Prepaid expenses and other assets	197,741	281,676
Inventory	-	1,383
Accounts payable and accrued liabilities	(956,923)	(93,111)
Deferred revenue	(389,868)	(61,734)

Net cash provided (used) by operating activities	1,567,131	(180,834)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(500,000)	(500,000)
Proceeds from sale of available-for-sale securities	-	250,000
Increase in notes receivable	-	(250,000)

Net cash (used) by investing activities	(500,000)	(500,000)

Cash Flows From Financing Activities
Proceeds from notes payable	1,000,000	-
Proceeds on issuance of stock from exercise of options	46,000	-

Net cash provided by financing activities	1,046,000	-

Net increase/(decrease) in cash and cash equivalents	2,113,131	(319,166)

Cash and cash equivalents at beginning of period	1,490,769	3,449,560

Cash and cash equivalents at end of period	$3,603,900	$3,130,394

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,200	$-
Non-cash financing activities:
Stock issued for services	$415,000	$-

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three and nine month periods ending September 30, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 3 – INVESTMENTS - CONTINUED

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

On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established August 15, 2011 for Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V.

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

September 30, 2011 and 2010

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

September 30, 2011 and 2010

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,000,000	$-	$750,000	$250,000
Total assets measured at fair value	$1,000,000	$-	$750,000	$250,000

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 4 – CRITICAL ACCOUNTING POLICIES - CONTINUED

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2010	$-	$-
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	250,000	250,000
Transfers to Level 3	-	-
Balance at September 30, 2011	$250,000	$250,000

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

NOTE 5 - 2010 RESTATEMENT

The financial statements for the three and nine month periods ended September 30, 2010 were restated to reflect issues identified during a reaudit of the financial statements for that year.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

[See following page.]

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 5 - 2010 RESTATEMENT - CONTINUED

Consolidated Statements of Operations

	As Originally Reported Nine Months	As Restated Nine Months	Change Nine Months		As Originally Reported Three Months	As Restated Three Months	Change Three Months
Revenues
Hosting, gateway and maintenance fees	$8,047,402	$8,197,532	$150,130	A	$1,084,908	$965,328	$(119,580)	A
Cost of sales	373,065	352,293	(20,772)	B	73,231	50,651	(22,580)
Gross profit	7,674,337	7,845,239	170,902		1,011,677	914,677	(97,000)

Selling expenses	923,995	923,995	-		87,905	87,905	-
Research and development	318,486	318,486	-		91,995	91,995	-
General and administrative	4,665,455	5,005,559	340,104	C	594,330	493,500	(100,830)	C
Depreciation and amortization	68,885	56,405	(12,480)	D	22,962	18,801	(4,161)	D
Total operating expenses	5,976,821	6,304,445	327,624		797,192	692,201	(104,991)
Net income (loss) from operations	1,697,516	1,540,794	(156,722)		214,485	222,476	7,991
Other income (expense)
Interest income (expense), net	(683)	(48,005)	(47,322)	E	11,399	(18,141)	(29,540)	E
Other income (expense), net	5,591	5,591	-		533	533	-
Total other Income (Expense)	4,908	(42,414)	(47,322)		11,932	(17,608)	(29,540)
Net income (loss) from continuing operations before income taxes	1,702,424	1,498,380	(204,044)		226,417	204,868	(21,549)
Income Tax Provision/(Benefit)	-	743,700	743,700	F	-	85,400	85,400	F
Income Tax Expense	578,824	8,013	(570,811)	F	76,982	-	(76,982)
Income from continuing operations	$1,123,600	$746,667	$(376,933)		$149,435	$119,468	$(29,967)

NET INCOME (LOSS)	$1,123,600	$746,667	$(376,933)		$149,435	$119,468	$(29,967)

EARNINGS PER SHARE
Basic	$0.04	$0.02	$(0.02)	G	$0.00	$0.00	$(0.00)	G

Diluted	$0.02	$0.02	$(0.00)	G	$0.00	$0.00	$(0.00)	G
Weighted-average common shares outstanding
Basic	49,713,895	45,843,492	(3,870,403)	G	49,713,895	47,259,221	(2,455,674)	G
Fully Diluted	45,225,756	45,843,492	617,736	G	45,225,756	47,259,221	2,033,465	G

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 5 - 2010 RESTATEMENT - CONTINUED

A	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
B	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
C	To record adjustments resulting from the 2009 restatement primarily related to revenue recognition timing.
D	To correct fixed asset balances for previous disposals and other adjustments resulting from the 2009 restatement.
E	To correct interest expense related to notes payable.
F	To adjust the balance of deferred tax assets for the result of the 2010 valuation calculation.
G	To record update weighted-average common shares outstanding and reflect adjustment income due to revenue and expense adjustment and correction of the Company’s Black Scholes calculations.

Consolidated Statements of Cash Flows

	As Originally Reported	As Restated	Change
Cash flows from operating activities
Net income	$1,123,600	$746,667	$(376,933)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation & amortization	68,885	56,405	(12,480)	A
Stock issued for services	412,800	415,000	2,200	B
Valuation of stock options	25,022	137,504	112,482	C
Changes in assets and liabilities
Deferred tax asset	(227,836)	743,700	971,536	D
Receivables	(209,016)	320,153	529,169	E
Restricted cash	-	296,752	296,752	F
Prepaid expenses and other assets	(357,431)	197,741	555,172	G
Inventory	22,580	-	(22,580)	H
Accounts payable and accrued liabilities	(124,104)	(956,923)	(832,819)	I
Deferred revenue	-	(389,868)	(389,868)	J
Net cash provided by operating activities	734,500	1,567,131	832,631
Cash flows from investing activities
Purchases of property and equipment	(15,665)	-	15,665	K
Purchases of available-for-sale securities	-	(500,000)	(500,000)	L
Cash on reserve with bank (restricted cash)	226,695	-	(226,695)	M
Net cash (used) by investing activities	211,030	(500,000)	(711,030)
Cash flows from financing activities
Proceeds on issuance of stock from exercise of options	46,000	46,000	-	L
Proceeds from stock issued for services	(378,400)	-	378,400	B
Proceeds from notes payable	1,000,000	1,000,000	-
Net cash provided by financing activities	667,600	1,046,000	378,400

(continued)

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 5 - 2010 RESTATEMENT – CONTINUED

Consolidated Statements of Cash Flows - continued

	As Originally Reported	As Restated	Change
Net increase/(decrease) in cash and cash equivalents	1,613,130	2,113,131	500,001
Cash and cash equivalents at beginning of period	1,490,769	1,490,769	-
Cash and cash equivalents at end of period	$3,103,899	$3,603,900	$500,001
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$1,200	$1,200	$-
Non-cash financing activities:
Stock issued for services	$-	$415,000	$415,000	B

The accompanying notes are an integral part of these consolidated financial statements

A	To correct fixed assets balances for previous disposals and other adjustments resulting from the 2009 restatement
B	To correct stock issued for services amount.
C	To correct the amount recorded in stock options compensation.
D	To adjust the balance of deferred tax assets for the results of the 2010 valuation calculation.
E	To adjust accounts receivable to reflect changes in the Company’s rebilling estimate, to write-down certain receivables and reclassify certain amounts due to restricted cash.
F	To write-off certain uncollectable deposits and reclassify certain receivables to restricted cash.
G	To record certain prepaid legal expenses.
H	To adjust amount spent on inventory.
I	To record accrued interest on notes payable, to record income tax payable and correct other accrued liabilities.
J	To record deferred revenue.
K	To correct expenses allocated to property and equipment purchases.
L	To record purchase of municipal bonds previously classified as cash and cash equivalents.
M	To correct restricted cash deposits.

NOTE 6 - SUBSEQUENT EVENTS

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2011 and 2010

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

On January 27, 2012, the maturity date on the $1,000,000 Promissory Note executed by the Company on January 27, 2010 was amended to January 27, 2015.  (See Note 2, above.)

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

The nine month period ended September 30, 2011 (“ 2011 nine month period”) was primarily devoted to addressing items related to our ongoing legal issues as well as initiating discussions with a number of parties concerning merger, acquisition, joint venture or partnerships to pursue a wide variety of options for the future. As announced in 2010 the Company is developing alternative avenues through which its resources might be profitably employed.

During the 2011 nine month period, the Company continued to expend time and money to defend itself in the legal actions brought against the Company during the prior two years.  The legal actions have continued through 2012 and may possibly continue beyond.  During the 2011 third quarter we settled one case, but another was filed in Illinois (See Part II, Item 1 below).  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed.

As of the filing date of this report we have trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  On June 9, 2011, Pacific WebWorks formed Headlamp Ventures, LLC, a Utah limited liability company, as a wholly-owned subsidiary for the purpose of pursuing business acquisitions and investments.  Then on July 20, 2011, the Company’s Board of Directors resolved to revive World Commerce Network, LLC’s business operations for the purpose of seeking out investment opportunities in other businesses.  As of April 30, 2012 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries (See “Liquidity and Capital Resources,” below and Note 6 – Subsequent Events, above).

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

Our net revenues for 2010 decreased significantly as compared to 2009 due to the change in our marketing strategy and that trend continued into 2011.  Cash and cash equivalents decreased at September 30, 2011 as the Company invested its capital in business opportunities.

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

2011 Nine Month Period Investments

Subsequent to the year ended December 31, 2010, in addition to our web site business the Company has invested in other businesses directly or through our subsidiaries.  The Company expects to see returns on these investments within the next six to twelve months of 2012.

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

Commitments and Contingencies

Current Liabilities: Our total current liabilities at September 30, 2011 included accounts payable and accrued liabilities.  Accounts payable of $31,919 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $187,477 were primarily the result of payroll related liabilities and income tax payable, offset by estimated refunds and receivables.  During the 2011 nine month period, the Company was involved in several legal actions, but as of September 30, 2011, management has not recorded any contingent liability because management believed that we would be successful in those litigations.

For the years ended December 31, 2009 and 2010, we recorded current liabilities from discontinued operations of $101,799 related to World Commerce’s customer leases.  That liability was reduced to $95,122 during the first quarter of 2011 to more accurately reflect the potential payment requirement.  There has been no active discussion with the leasing company since 2002.

Also included in current liabilities at September 30, 2011 is $40,816 in deferred revenue primarily related to hosting services and $117,322 in accrued interest payable related to the Company’s $1,000,000 promissory note.

Promissory Note:  Our long term liabilities at September 30, 2011 include a promissory note in the amount of $1,000,000.  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development, LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, on or before January 27, 2012.  On January 27, 2012, the maturity date of the Note was amended to January 27, 2015.  The Note is secured by a deed of trust with assignment of rents on our principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.

The Note also provides that we may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event we fail to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and nine month periods ended September 30, 2011 and 2010.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

[Chart follows]

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2010	Nine month period ended Sept. 30, 2011
Cash and cash equivalents	$ 3,449,560	$ 3,130,394
Total current assets	4,880,114	3,678,889
Total assets	11,320,152	10,723,892
Total current liabilities	627,500	472,656
Total liabilities	1,627,500	1,472,656
Accumulated deficit	(8,426,777)	(8,868,193)
Total stockholders’ equity	$ 9,692,652	$ 9,251,236

Total assets decreased at September 30, 2011 as compared to December 31, 2010 primarily as a result of a reduction in receivables related to the Visual WebTools business.  At September 30, 2011 total liabilities also decreased compared to the 2010 year end as a result of continued cost control measures.  Our accumulated deficit increased at September 30, 2011 as a result of posting a net loss for the 2011 nine month period.

SUMMARY OPERATING RESULTS
	Three month period ended September 30,		Nine month period ended September 30,
	2010	2011	2010	2011
Revenues, net	$ 965,328	$ 381,827	$ 8,197,532	$ 1,340,005
Cost of sales	50,651	30,283	352,293	130,258
Gross profit	914,677	351,544	7,845,239	1,209,747
Total operating expenses	692,201	522,367	6,304,445	1,889,871
Income (loss) from operations	222,476	(170,823)	1,540,794	(680,124)
Total other income (expense)	(17,608)	(706)	(42,414)	(13,492)
Income tax expense (benefit)	85,400	(39,300)	751,713	(252,200)
Net income (loss)	119,468	(132,229)	746,667	(441,416)
Earnings per share - basic	$ 0.00	$ (0.00)	$ 0.02	$ (0.01)

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

Our net revenues decreased significantly for the three and nine month periods ended September 30, 2011 (“2011 interim periods”) compared to the three and nine month periods ended September 30, 2010 (“2010 interim periods”) as a result of our shift in marketing approaches.  Formerly we relied upon an affiliate marketing approach, but due to abuses in that type of system we no longer expose our operations to the risks associated with affiliate marketing. Management anticipates that revenues will grow from the reduced 2011 levels as new business opportunities are developed.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased as a percentage of sales in the 2011 interim periods as compared to the 2010 interim periods.  Cost of sales was 7.9% of net revenues for the 2011 third quarter as compared to 5.2% of net revenues for the 2010 third quarter.  In addition, cost of sales was 9.7% of net revenues for the 2011 nine month period as compared to 4.3% of net revenues for the 2010 nine month period.   Cost of sales as a percentage of sales was higher in the 2011 periods due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for the 2011 interim periods compared to the 2010 interim periods primarily due to decreases in selling expenses, staff reduction and other cost control measures.  Selling expenses include advertising expense, commissions and personnel expenses for sales and marketing and these expenses were higher in the 2010 interim periods due to higher sales and commissions related to the affiliate marketing approach.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased significantly for the 2011 nine month period as compared to the 2010 nine month period because the number of customer accounts were higher in 2010 and consistent with the higher number of customer accounts, we increased our staff to provide services for these new customer accounts.  However, the decrease in general and administrative expenses was less significant for the 2011 third quarter compared to the 2010 third quarter, reflecting the beginning of our shift away from the affiliate marketing approach.

Our net loss for the 2011 interim period reflects the decline in revenues related to the Visual WebTools business as the Company pursued other business opportunities.   Our net income for the 2010 interim periods reflects the greater revenues we recorded in 2010.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at September 30, 2011.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  We have had no discussion for over three years with any of the parties related to the contingent liabilities.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.   Based on that evaluation, they concluded that our disclosure controls and procedures were ineffective for the period ended September 30, 2011 because the Company did not file its periodic reports timely due to a delay in preparation of our financial statements for the year ended December 31, 2010.   The Company has engaged a new independent registered public accounting firm that will perform future audits and reviews of our periodic reports and the Company has hired new accounting personnel to manage the accounting procedures.  Management expects these actions will ensure timely filing of our reports in the future.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  The changes to internal control over financial reporting were incorporated to improve the effectiveness of control over accounting system maintenance and vendor payable and expenditure.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Class Action Lawsuits

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

Date: May 8, 2012	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Financial Officer, Secretary and Director
Date: May 8, 2012	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer and Chairman of the Board