Form 10-K
period 2011-12-31
PACIFIC WEBWORKS INC
filed 2012-05-08
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 41,944,493 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2011) was approximately $1,258,335.

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 49,713,895.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

10

Item 2.  Properties

14

Item 3.  Legal Proceedings

14

Item 4.  Mine Safety Disclosures

16

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

16

Item 6.  Selected Financial Data

17

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         17

Item 8.  Financial Statements and Supplementary Data

25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        45

Item 9A.  Controls and Procedures

45

Item 9B.  Other Information

46

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

46

Item 11.  Executive Compensation

48

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

49

Item 13.  Certain Relationships and Related Transactions, and Director Independence

51

Item 14.  Principal Accounting Fees and Services

52

PART IV

Item 15.  Exhibits, Financial Statement Schedules

53

Signatures

54

In this annual report references to “Pacific WebWorks,” “we,” “us,” “our,” and “the Company” refer to Pacific WebWorks, Inc. and its subsidiaries.

EXPLANATORY NOTE

This report on Form 10-K has been delayed because the Company’s financial information for the year ended December 31, 2011 was unavailable as of March 30, 2012.  Due to changes in our Chief Financial Officer at the end of 2010 and changes in independent registered public accounting firms during 2011 the Company’s Form 10-K for the year ended December 31, 2010 was not filed until January 9, 2012.  These events have delayed the filing of all of our reports for the year ended December 31, 2011.  Accordingly, this report includes financial and non-financial information for the years ended December 31, 2010 and 2011 and also includes descriptions of certain subsequent events occurring in 2012.

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

On August 19, 2011, the Company’s Board of Directors resolved to discontinue and dissolve Fundworks, Inc.

Our Business

From January 1999 until 2011 our business operations were focused on providing Internet application services to small to mid-sized businesses to establish a business presence on the Internet.  Then in 2011 the Company’s management decided to expand operations to include an investment and business consulting arm to seek expansion opportunities into synergistic industries or businesses.

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

Major Customers

Our client base includes approximately 5,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  Prior to 2010 a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  We are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

We also note that a significant portion of Intellipay sales are with Fundtech Corporation (formerly Bankserv) whom we view as a major customer.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2011, we recorded research and development expense of $235,348 and during the year ended December 31, 2010, we recorded research and development expense of $386,151 primarily related to the maintenance of our technologies and the development of our new offerings.

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

Employees

As of the date of this filing, Pacific WebWorks has a total of seven full time employees and one part time employee. We have three employees in administration, two development engineers, one business manager, one customer service employee and one part time sales employee.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

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

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market.

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

ITEM 2.  PROPERTIES

Our principal offices, including our main office and data center, are located in Salt Lake City, Utah.  We own two commercial buildings on approximately 0.82 acres of land located in the “central business district” of Salt Lake City, Utah.  We currently occupy and lease to tenants one-half of the available 16,000 square feet of our office building located at 230 West 400 South.  The second commercial building adjoins the first on property located at 244 West 400 South. This 3,000 square foot retail commercial building, which is currently unoccupied, may provide additional space for our future growth.

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

In January 2010 another class action lawsuit was filed in the United States District Court for the District of Utah. On February 8, 2010, our legal counsel filed a motion to strike the class allegations and a motion to dismiss the claims asserted in the complaint.  On September 10, 2010, the court granted the motion to dismiss, but gave the plaintiff leave to refile the case in the state court on the basis that no federal jurisdiction existed as alleged by the plaintiff.  The plaintiff has not refilled any claim in state court.

On July 9, 2010 suit was brought in Florida by the same law firm as the above three November 2009 cases.  On July 9, 2010, Randy Guffey filed an action in the Circuit Court for the Twentieth Judicial Circuit, Collier County, Florida, which action was removed to the United States District Court for the Middle District of Florida, Ft. Myers Division.

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

Other Actions

On February 3, 2010, a suit was brought against Pacific WebWorks by Tommy Tompkins in the Circuit Court of Jefferson County, Alabama.  The complaint in that case alleged that Pacific WebWorks violated the Telephone Consumer Protection Act by calling Mr. Tompkins’ cellular telephone to make a sales solicitation.  Pacific WebWorks has denied that it ever improperly called Mr. Tompkins, or that it otherwise violated the Telephone Consumer Protection Act.  In response to this action, Pacific WebWorks retained the law firm of Snell & Wilmer as legal counsel to vigorously defend the Company.  The plaintiffs, along with other parties and the Company have come to resolution as to a settlement of this dispute with a Settlement Agreement being fully executed on March 29, 2012.  Under the terms of this Settlement Agreement, the Company paid $15,000 to the client trust account of Henninger Garrison Davis, LLC to be allocated and distributed at the discretion of the plaintiffs and their counsel.

On November 1, 2011, the Company was named in a suit brought by Adrian O. Alegria in the District Court of the Central District of California.  The complaint in that case alleged breach of contract and fraud.  Pacific WebWorks retained Hirschi, Steele & Baer, PLLC and Single Oak Law Offices, APC as legal counsel to defend the Company.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Pink tier of the OTC Markets under the symbol “PWEB.PK.” Prior to May 2011, our common stock traded on the OTC Bulletin Board.  Our goal is to return our listing to the OTC Bulletin Board in the near future.  The following table presents the range of the high and low trading prices of our common stock for each quarter of the year ended December 31, 2011 as reported by the OTC Markets.   The information for the year ended December 31, 2010 presents the range of the high and low bid prices of our common stock for each quarter as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.09 0.07 0.05 0.07	$ 0.06 0.03 0.02 0.01	$0.125 0.19 0.151 0.161	$ 0.051 0.03 0.05 0.00

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

Holders

As of April 30, 2012 we had 411 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

The year ended December 31, 2011 was primarily devoted to addressing items related to our ongoing legal and reporting issues as well as initiating discussions with a number of parties concerning merger, acquisition, joint venture or partnerships to pursue a wide variety of options for the future. As announced in 2010 the Company is currently seeking alternative means to market our Visual WebTools™ product while at the same time examining other avenues through which the Company might profitably employ our existing resources.

Starting in December 2010 through October 2011 we trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  We formed Headlamp Ventures, LLC and activated World Commerce Network LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of August 2011 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries (See “Liquidity and Capital Resources,” below).

The Company continues to expend time and money to defend itself in the legal actions brought against the Company during the past two years.  We anticipate that the legal actions could continue through 2012 and possibly beyond.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed (See Part I, Item 3, above).

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

Liquidity and Capital Resources

We have relied primarily on revenues and loans to fund operations for the past two years.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and investments in other businesses.  We plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.  Of course cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales and returns on investment.

Our net revenues and cash and cash equivalents for 2011 decreased significantly as compared to 2010 due to the change in our marketing strategy.  In January 2010 we obtained a loan of $1,000,000 to supplement our cash resources and during 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition.   The promissory notes are discussed in more detail below (See “Commitments and Contingent Liabilities”).  To conserve our cash, in August 2010 we issued an aggregate of 3,440,000 shares of common stock to pay for services valued at $415,000.  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance as an Internet application service provider.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

In 2010 we relied on equity offerings to pay for additional services and funding and we anticipate that we will likely use private placements of our common stock in the future.  However, we currently have only 286,105 authorized common shares remaining and we will need to increase our authorized common stock to conduct any future offerings.   Accordingly, management anticipates that the Company will conduct a stockholder’s meeting

within the next twelve months to amend the Company’s articles of incorporation to increase the authorized common stock.   In any future offering, the purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We likely will rely on exemptions from the registration requirements provided by federal and state securities laws.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We believe that we will be able to sustain our operations with existing cash and assets and future cash flows during the next twelve to twenty-four months and possibly beyond.  Should we need to raise money in the future we believe funding may be obtained through additional debt arrangements in addition to our internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

2011 Investments

During the year ended December 31, 2011, in addition to our web site business the Company has invested in other businesses directly or through our subsidiaries.  The Company expects to see returns on these investments within the next six to twelve months.

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market.

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

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest shall be charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce. Grupo Zapata Arce is positioned in an industry experiencing consistently strong demand that is especially driven by emerging markets around the world.  We believe that as the company continues to establish its operations it will produce strong revenue growth and income.

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

On October 19, 2011, the Company’s Board of Directors resolved to authorize the investment of up to $1,200,000 in Rsignia, Inc.  Rsignia, Inc. is a leading provider of cyber security solutions and services including detection, mitigation, countermeasures and forensics.  The Company, through its Headlamp Ventures, LLC subsidiary, subsequently issued a promissory note in the amount of $1,200,000 to Rsignia, Inc. for use as working capital.  The note carries a 2% annual interest rate and can be converted, in whole or in part at the election of the Company, into common stock shares in an amount equal to 10% of the total outstanding shares at the time of conversion.  The note’s original maturity date of December 31, 2011 was amended to April 15, 2012.  On April 16, 2012, the note extended to Rsignia, Inc., went into default.  The Company subsequently provided Rsignia, Inc. with notice of default and a demand for repayment of all outstanding principal and accrued interest.  The Company is currently working with Rsignia, Inc. to collect payment in full.

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

On January 18, 2012, the Company, through its World Commerce Network, LLC subsidiary, issued a short term $300,000 promissory note to Bsquare Red, LLC, a Utah limited liability company and related party, to be used as working capital in their Internet marketing business.  The note has a maturity date of February, 15, 2012, carries a 15% effective annual rate of interest and a one-time fee equal to one percent of the total loan amount.  The note, along with all accrued interest and fees, was paid in full at maturity.

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC to be used as working capital in their Internet marketing business.  The note carries an 18% effective annual rate of interest.

Commitments and Contingencies

Current Liabilities: Our total current liabilities at December 31, 2011 included accounts payable and accrued liabilities.  Accounts payable of $151,135 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $655,191 were primarily the result of payroll related liabilities, income tax payable and legal liabilities, offset by estimated refunds and receivables.

The Company is involved in several legal actions and as of December 31, 2011 management has recorded a contingent liability of $400,000 in contemplation of the settlement of a number of litigation matters.  The Company was also required to pay $19,000 for costs, attorneys’ fees and future monitoring by the State of Florida Department of Legal Affairs Revolving Trust Fund in the State of Florida Settlement Agreement executed on July 11, 2011, and $15,000 into the client trust account of Henninger Garrison Davis, LLC as part of the Settlement Agreement in the matter of Tompkins et al. v. Pacific WebWorks, Inc. et al. entered into on March 29, 2012.

Also included in current liabilities at December 31, 2011 is $31,304 in deferred revenue primarily related to hosting services and $134,822 in accrued interest payable related to the Company’s $1,000,000 promissory note.

Promissory Notes:  Our long term liabilities include a promissory note in the amount of $1,000,000.  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development, LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 27, 2012, the maturity date on the Note was amended to January 27, 2015.

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

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note, Scott Johansen, is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries.

On September 12, 2011 the Chief Financial Officer of Pacific WebWorks, Inc. concluded that the previously issued consolidated financial statements for the fiscal years ended December 31, 2009 and the interim periods for 2010 should no longer be relied upon because the consolidated financial statements for the year ended December 31, 2009 required a series of material adjustments.   In the course of the audit of our consolidated financial statements by our new independent registered public accounting firm, a series of adjustments were identified for the year ended December 31, 2009.   Accordingly, these adjustments resulted in material changes to our consolidated financial statements for that year and the subsequent interim periods related primarily to the misstatement of accounts receivable and payable, prepaid expenses, deferred revenue and related revenue, expenses and the erroneous recognition of impairment in 2009.

The following chart is a summary of our financial statements for the years ended December 31, 2011 and 2010 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31,
SUMMARY OF BALANCE SHEET	2010	2011
Cash and cash equivalents	$ 3,449,560	$ 1,283,569
Total current assets	4,880,114	3,742,830
Total assets	11,320,152	10,694,935
Total current liabilities	627,500	972,452
Total liabilities	1,627,500	2,002,452
Accumulated deficit	(8,426,777)	(9,426,946)
Total stockholders’ equity	$ 9,692,652	$ 8,692,483

Total assets decreased at December 31, 2011 as compared to December 31, 2010 primarily as a result of a decrease in cash and cash equivalents and decreases in receivables related to the Visual WebTools business.

At December 31, 2011 total current liabilities increased compared to 2010 primarily as a result of increased accrued liabilities related to the accrual of legal liabilities and accrued interest.  Long-term liabilities increased due to the Asher, LLC promissory note assumed in 2011.  Our accumulated deficit increased at December 31, 2011 as a result of posting a net loss for the year.

	Year ended December 31,
SUMMARY OF OPERATING RESULTS	2010	2011

Revenues, net	$ 8,568,635	$ 1,701,657
Cost of sales	352,508	170,567
Gross profit	8,216,127	1,531,090
Total operating expenses	7,711,522	3,217,794
Income (loss) from continuing operations	504,605	(1,686,704)
Total other income (expense)	(49,418)	(5,365)
Income tax expense (benefit)	408,376	(691,900)
Net income (loss)	$ 46,811	$ (1,000,169)
Basic net income (loss) per share from continuing operations	$ 0.00	$ (0.02)

We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, the sale of merchant accounts, custom website design work and product sales.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed, which is generally two months.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.  Operating lease revenues for merchant accounts and software are recorded when earned.

Our net revenues decreased significantly for 2011 compared to 2010 resulting from a lack of low risk marketing avenues and customer attrition.  Management anticipated that revenues would continue to decline as we employed lower risk methods for marketing our products and worked toward returns on the Company’s acquisitions and investments.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales was 10.02% of net revenues for 2011 as compared to 4.11% of net revenues for 2010.  Cost of sales as a percentage of sales was higher in the 2011 periods due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for 2011 compared to 2010 primarily due to decreases in selling expenses and reduction of staff.  Selling expenses include advertising expense, commissions and personnel expenses for sales and marketing.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for 2011 compared to 2010 due to staff reduction and lowered bad debt costs, merchant fees and other overhead-related costs.

Other income of $39,000 recorded in 2011 was primarily related to rent income.  Interest expense of $70,182 was recognized in 2011 related to notes payable, and interest income of $47,003 was recognized in 2011 related to notes receivable and bank account interest.

As a result of the above changes in our operations, we recorded net income for 2010, but recorded a net loss for 2011.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2010 and 2011 also resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $400,000 for our operating companies related to the outcome of certain litigation matters.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2011.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

INDEX

Report of Independent Registered Public Accounting Firm

26

Consolidated Balance Sheets

27

Consolidated Statements of Operations

28

Consolidated Statements of Stockholders’ Equity

29

Consolidated Statements of Cash Flows

30

Notes to the Consolidated Financial Statements

31

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pacific WebWorks, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific WebWorks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 8, 2012

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,449,560	$1,283,569
Receivables
Trade, less allowance for doubtful receivables of $0 in 2010 and $0 in 2011	918,936	89,971
Prepaid expenses and other current assets	500,318	6,142
Inventory	11,300	398,620
Notes receivable	-	1,950,000
Interest receivable	-	14,528
Total current assets	4,880,114	3,742,830
PROPERTY AND EQUIPMENT, NET	1,851,296	1,815,486
Restricted cash	575,989	359,872
Available-for-sale securities	750,000	593,280
Investments	-	228,814
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	1,316,500	2,008,400

Total Assets	$11,320,152	$10,694,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$142,359	$151,135
Accrued liabilities	317,769	655,191
Accrued interest payable	64,822	134,822
Deferred revenue	102,550	31,304
Total current liabilities	627,500	972,452
LONG-TERM LIABILITIES
Notes payable	1,000,000	1,030,000
Total long term liabilities	1,000,000	1,030,000
Total liabilities	1,627,500	2,002,452
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895 shares, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(8,426,777)	(9,426,946)
Total stockholders' equity	9,692,652	8,692,483

Total liabilities and stockholders' equity	$11,320,152	$10,694,935

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2011

Revenues
Hosting, gateway and maintenance fees	$8,568,635	$1,701,657
Cost of sales	352,508	170,567
Gross profit	8,216,127	1,531,090

Selling expenses	942,226	13,936
Research and development	386,151	235,348
General and administrative	6,345,511	2,930,450
Depreciation and amortization	37,634	38,060
Total operating expenses	7,711,522	3,217,794
Income (loss) from operations	504,605	(1,686,704)

Other income (expense)
Interest income (expense), net	(64,822)	(23,179)
Gain (loss) on equity investment	-	(21,186)
Other income (expense), net	15,404	39,000

Total other Income (expense)	(49,418)	(5,365)

Income (loss) before income taxes	455,187	(1,692,069)
Income tax provision/(benefit)	395,000	(691,900)
Income tax expense	13,376	-
Net income (loss)	$46,811	$(1,000,169)

EARNINGS PER SHARE
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted-average common shares outstanding
Basic	46,819,046	49,713,895
Fully Diluted	46,819,046	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2010 through December 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2010	45,123,895	$45,124	$17,475,801	$(8,473,588)	$9,047,337

Issuance of common for exercised options	1,150,000	1,150	44,850	-	46,000

Issuance of stock for consulting services	3,440,000	3,440	411,560	-	415,000

Vesting of prior year stock options	-	-	137,504	-	137,504

Net income for the year ended December 31, 2010	-	-	-	46,811	46,811

Balances at December 31, 2010	49,713,895	49,714	18,069,715	(8,426,777)	9,692,652

Net loss for the year ended December 31, 2011	-	-	-	(1,000,169)	(1,000,169)

Balances at December 31, 2011	49,713,895	$49,714	$18,069,715	$(9,426,946)	$8,692,483

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2011

Cash Flows From Operating Activities
Net earnings (loss)	$46,811	$(1,000,169)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	38,698	38,060
Stock issued for services	415,000	-
Valuation of stock options	137,504	-
Changes in assets and liabilities
Deferred tax asset	395,000	(691,900)
Receivables	(465,871)	828,965
Restricted cash	1,292,948	216,117
Inventory	-	(387,320)
Interest receivable	-	(14,528)
Prepaid expenses and other assets	746,372	494,176
Accounts payable and accrued liabilities	(349,338)	416,198
Deferred revenue	(594,333)	(71,246)

Net cash provided (used) by operating activities	1,662,791	(171,647)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(2,250)
Purchase of investments	-	(228,814)
Cash paid for notes receivable	-	(1,950,000)
Proceeds from sale of available-for-sale securities	-	750,000
Purchase of available-for-sale securities	(750,000)	(593,280)
Net cash (used) by investing activities	(750,000)	(2,024,344)

Cash Flows From Financing Activities
Proceeds on issuance of stock from exercise of options	46,600	-
Proceeds from notes payable	1,000,000	30,000

Net cash provided by financing activities	1,046,000	30,000

Net increase/(decrease) in cash and cash equivalents	1,958,791	(2,165,991)

Cash and cash equivalents at beginning of period	1,490,769	3,449,560

Cash and cash equivalents at end of period	$3,449,560	$1,283,569

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., PWI, LLC, World Commerce Network, LLC, Promontory Marketing, Inc., Thrifty Seeker, LLC, Headlamp Ventures, LLC and Pacific WebWorks International, LTD, a United Kingdom limited company which is currently non-operating. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had amounts in excess of federally insured limits of $3,382,023 and $507,335 as of December 31, 2010 and 2011, respectively.

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

December 31, 2011 and 2010

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed goodwill impairment tests during 2010 and 2011 and concluded that the carrying amount of goodwill did not exceed the implied fair value of the goodwill, accordingly no impairment losses were recognized during the years ended December 31, 2010 and 2011.

Fair Value Measurements

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$593,280	-	$250,000	343,280
Total assets measured at fair value	$593,280	$-	$250,000	$343,280

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2010	$-	$-
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	343,280	343,280
Transfers to Level 3	-	-
Balance at December 31, 2011	$343,280	$343,280

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

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded when earned.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

Trade Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectiblitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $179,561 and $150,000 for the years ended December 31, 2010 and 2011, respectively.

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

Research and development costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2010 and 2011 were $386,151 and $235,348, respectively.

General and administrative costs

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  The company incurred legal fees of $794,158 in 2011, largely in defense of lawsuits brought by private class action law firms.  See Note 6 for further discussion related to these lawsuits.

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

Capital Structure

The Company has 50,000,000 shares authorized of $0.001 par value voting common stock with 49,713,895 shares issued and outstanding as of December 31, 2010 and 2011.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION - CONTINUED

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories’ value is less than original cost, the inventories are reduced to market value.  Inventories, consisting of golf equipment, sports apparel, health supplements, electronics and iron ore mineral totaled $11,300 and $398,620 at December 31, 2010 and 2011, respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Earnings per share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with FASB ASC 260-10 (prior authoritative literature SFAS  No. 128, "Earnings per Share") common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  The average market price of the Company's common stock during the years ended December 31, 2010 and 2011 was $0.00 and $(0.02), respectively.  Potentially issuable common shares totaling 0 and 0 related to options were included in the calculation of diluted earnings per share for the periods ended December 31, 2010 and 2011, respectively.

Statement of Income Summary Information:		Year ended December 31,
		2010	2011

Numerator:	Net income	$ 46,811	$ (1,000,169)

Denominator:	Weighted-average common shares outstanding
	Basic	46,819,046	49,713,895
	Diluted	46,819,046	49,713,895
EARNINGS PER SHARE:
	Basic
	Net income (loss) per share	$ 0.00	$ (0.02)
	Diluted
	Net income (loss) per share	$ 0.00	$ (0.02)

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that except for the events described in Note 11, below, there are no other events that would have a material impact on the financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:	December 31,		Estimated useful life (years)
	2010	2011
Computer Equipment	$ 7,350	$ 7,350	3-5
Equipment	32,922	32,922	2-10
Software	4,358	4,358	1-3
Furniture and Fixtures	17,548	17,548	3-10
Building	820,000	820,000	30
Land	1,030,000	1,030,000	-
Leasehold Improvements	8,429	10,679	Lesser of Lease or Useful Life
Total	1,920,607	1,922,857
Less Accumulated Depreciation	(69,311)	(107,371)
	$ 1,851,296	$ 1,815,486

Depreciation and amortization expense for the years ended December 31, 2010 and 2011 was $37,634 and $38,060, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2010	2011
Payroll related liabilities	$ 98,509	$ 67,415
Income tax payable Legal liabilities	116,988 -	92,654 400,000
Other	473	95,122
	$ 215,970	$ 655,191

NOTE 4 – NOTES PAYABLE

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2015. Accrued interest related to the note was $64,822 and $134,822 as of December 31, 2010 and 2011, respectively.

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

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note, Scott Johansen, is entitled to receive the entire principal

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – NOTES PAYABLE – CONTINUED

amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  Management intends to use the $30,000 proceeds from this note for inventory purchases and operational expenses.

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Issuance

During August 2010, the Company issued an aggregate of 1,500,000 shares of its common stock for payment of $180,000 in prepaid services related to investor relations, consulting and public relations.  The services were provided through the period of July 2010 through July 2011.  The Company recognized expenses of $75,000 for the period between July 2010 and December 31, 2010.  The remaining amount was recognized over the remaining period of service on a straight-line basis.

During August 2010, the Company issued an aggregate of 1,940,000 shares of its common stock to two separate companies for payment of $235,000 in prepaid consulting services and costs related to investor relations, consulting and public relations.  The services were provided through the period of July 2010 through July 2011.

The Company recognized expenses of $97,917 for the period between July 2010 and December 31, 2010.  The remaining amount was recognized over the period of service on a straight-line basis.

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

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2011.

During 2010 and 2011, the Company granted no additional stock options as part of the Plan.

During 2010, the Company cancelled all outstanding stock options under the Plan effective December 31, 2010.  The stock options were cancelled in an effort to best position the Company for pursuit of new business opportunities.  All outstanding options at the time of cancellation were fully vested and exercisable.

The Company recognizes a stock options expense as options vest and recognized $137,504 and $0 in stock options expense related options vesting during the years ended December 31, 2010 and 2011, respectively.  In accordance

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 5 - STOCKHOLDERS’ EQUITY - CONTINUED

with FASB ASC Topic 718, there was no expense reversal upon cancellation of the vested stock options.  Since all cancelled options were fully vested and recognized in expense by the Company, there was also no unrecognized cost to be accelerated at the cancellation date.

A summary of our common stock options as of December 31, 2010 and 2011, and the changes during 2010 and 2011 are presented below:

	Stock option	Exercise price	Weighted-average exercise price

Balance at January 1, 2010	10,567,651	$ 0.04 - $ 0.87	$ 0.24
Granted	(0)	$ 0.00	$ 0.00
Exercised	(1,150,000)	$ 0.04	$ 0.04
Forfeited	(3,797,651)	$ 0.12 - $ 0.87	$ 0.37
Cancelled	(5,620,000)	$ 0.04 - $ 0.87	$ 0.11
Outstanding at December 31, 2010	(0)	$ 0.00	$ 0.00

Balance at January 1, 2011	(0)	$ 0.00	$ 0.00
Granted	(0)	$ 0.00	$ 0.00
Exercised	(0)	$ 0.00	$ 0.00
Forfeited	(0)	$ 0.00	$ 0.00
Cancelled	(0)	$ 0.00	$ 0.00
Outstanding at December 31, 2011	(0)	$ 0.00	$ 0.00

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 480-10 using the modified-prospective-transition method.  Total compensation costs for all share-based payments granted subsequent to January 1, 2006, have been recognized based on the grant date fair value estimated in accordance with FASB ASC 480-10.

There were no employee stock options outstanding and exercisable under this plan as of December 31, 2011.

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce Network, LLC.  World Commerce Network became a consolidated entity with the Company in March 2000.

On July 20, 2011 the Board of Directors of Pacific WebWorks, Inc. resolved to activate World Commerce Network, LLC for the purpose of pursuing investment opportunities.  All amounts that were classified as “discontinued” in the prior year have been reclassified.

Pending complaints

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 and the

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 6 – DISCONTINUED OPERATIONS - CONTINUED

company carried an accrued liability to provide for this amount through the year ended December 31, 2011.  There has been no active discussion with the leasing company on this matter since 2002.

Discontinued subsidiary – Fundworks, Inc.

In August 2011, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue Fundworks, Inc.  The business operations of Fundworks had been dormant for over a year and it had no outstanding liabilities when it was discontinued.

NOTE 7 – LITIGATION MATTERS

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

In January 2010 another class action lawsuit was filed in the United States District Court for the District of Utah. On February 8, 2010, our legal counsel filed a motion to strike the class allegations and a motion to dismiss the claims asserted in the complaint.  On September 10, 2010, the court granted the motion to dismiss, but gave the plaintiff leave to refile the case in the state court on the basis that no federal jurisdiction existed as alleged by the plaintiff.  The plaintiff has not refilled any claim in state court.

On July 9, 2010 suit was brought in Florida by the same law firm as the above three November 2009 cases.  On July 9, 2010, Randy Guffey filed an action in the Circuit Court for the Twentieth Judicial Circuit, Collier County, Florida, which action was removed to the United States District Court for the Middle District of Florida, Ft. Myers Division.

On January 21, 2010 the State of Florida served the Pacific WebWorks with a subpoena seeking production of documents related to an alleged violation of consumer protection laws in Florida.  We denied any violation of Florida consumer protection laws and responded to the subpoena.  The State of Florida and Pacific WebWorks have come to a resolution as to the settlement of this dispute with a Settlement Agreement being fully executed on July 11, 2011 which required the Company to pay $19,000 for costs, attorneys’ fees and future monitoring by the

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 7 – LITIGATION MATTERS – CONTINUED

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

Other Actions

On February 3, 2010, a suit was brought against Pacific WebWorks by Tommy Tompkins in the Circuit Court of Jefferson County, Alabama.  The complaint in that case alleged that Pacific WebWorks violated the Telephone Consumer Protection Act by calling Mr. Tompkins’ cellular telephone to make a sales solicitation.  Pacific WebWorks has denied that it ever improperly called Mr. Tompkins, or that it otherwise violated the Telephone Consumer Protection Act.  In response to this action, Pacific WebWorks retained the law firm of Snell & Wilmer as legal counsel to vigorously defend the Company.  The plaintiffs, along with other parties and the Company have come to resolution as to a settlement of this dispute with a Settlement Agreement being fully executed on March 29, 2012.  Under the terms of this Settlement Agreement, the Company paid $15,000 to the client trust account of Henninger Garrison Davis, LLC to be allocated and distributed at the discretion of the plaintiffs and their counsel.

On November 1, 2011, the Company was named in a suit brought by Adrian O. Alegria in the District Court of the Central District of California.  The complaint in that case alleged breach of contract and fraud.  Pacific WebWorks retained Hirschi, Steele & Baer, PLLC and Single Oak Law Offices, APC as legal counsel to defend the Company.  On April 24, 2012 the Company’s motion to dismiss was granted by the Court and this matter is considered to be closed.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 8 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 8 - INCOME TAXES – CONTINUED

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2010 and 2011:

	2010	2011
Deferred Tax Assets
NOL Carryforward Contingent Liabilities	$ 1,329,000 -	$ 1,860,900 156,000
Deferred Tax Liabilities
Depreciation	(12,500)	(8,500)
Valuation Allowance	-	-
Net Deferred Tax Asset	$ 1,316,500	$ 2,008,400

The income tax expense differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2010 and 2011 due to the following:

	2010	2011

Book income	$ 172,000	$ (659,800)
Change in contingent liabilities	-	156,000
Depreciation	(6,000)	4,000
Stock Based Expenses	209,000	108,000
Meals & Entertainment	9,000	6,000
NOL Carryforward	(370,624)	385,800
Valuation Allowance	-	-
	$ 13,376	$ -

As of December 31, 2011, the Company had Net Operating Loss (NOL) carryforwards of approximately $4,772,000 that may be offset against future taxable income from the year 2012 through 2031.  This amount includes a $374,500 increase to the beginning net operating loss balance based upon the results of the 2010 tax return filed by the Company.

Due to the change in ownership provisions of the Tax Reform Act of 1986, Net Operating Loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ASC No. 740 requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 8 - INCOME TAXES – CONTINUED

statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. As of December 31, 2011, the Company prepared an amendment to its 2009 federal tax return which it has not filed.  As a result of this amendment the Company has accrued a liability of $92,654 which includes $85,935 in income tax due based on the amendment and $6,719 in interest and penalties related to this additional tax.  The following table summarizes the tax years open to scrutiny by taxing authorities for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2008 - 2011
Utah State	2008 - 2011

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 9 - SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended December 31, 2010 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific Web Works	$ 7,984,916	$ (222,390)
IntelliPay	587,440	523,165
TradeWorks	11,683	(188,453)
Fund Works	-	(38,057)
PWI	-	-
Promontory Marketing	1,038,749	-
World Commerce Network	-	-
Total	$ 9,622,788	$ 74,265

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	The year ended December 31, 2011 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific Web Works	$ 1,162,267	$ (1,298,798)
Headlamp Ventures	3,698	(26,509)
IntelliPay	523,901	412,552
Thrifty Seeker	4,251	(4,531)
TradeWorks	7,540	14,663
Fund Works	-	(1,463)

  (continued)

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 9 - SEGMENT REPORTING – CONTINUED

	The year ended December 31, 2011 [a]
Business Unit	Revenues, net	Net income (loss)
PWI	-	-
Promontory Marketing	-	(168)
World Commerce Network	-	11,985
Total	$ 1,701,657	$ (892,269)

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

ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force

This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  F1or those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  As of December 31, 2010, this ASU has been adopted by the Company and has resulted in no significant impact.

ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

This ASU sets forth guidance to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment and for disclosure of troubled debt restructurings.  For public entities, the amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The disclosures required by FASB ASC paragraphs 310-10-50-33 through 50-34, which were deferred by ASU 2011-01 are effective for interim and annual periods beginning on or after June 15, 2011.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS – CONTINUED

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment

This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

NOTE 11 – SUBSEQUENT EVENTS

On January 18, 2012, the Company, through its World Commerce Network, LLC subsidiary, issued a short term $300,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note has a maturity date of February, 15, 2012, carries a 15% effective annual rate of interest and a one-time fee equal to one percent of the total loan amount.  The note, along with all accrued interest and fees, was paid in full at maturity.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

On January 27, 2012, the maturity date on the $1,000,000 Promissory Note executed by the Company on January 27, 2010 was amended to January 27, 2015.  (See Note 4, above.)

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

On April 13, 2011 we dismissed Morrill & Associates, LLC.  We engaged Michael J. Larsen, Certified Public Accountant on April 14, 2011 and he resigned on April 18, 2011.  On April 21, 2011, we engaged HJ & Associates, LLC, Certified Public Accountants and Consultants, as our independent registered public accounting firm and that firm has completed the audit of the financial statements for the years ended December 31, 2010 and 2011.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were ineffective for the year ended December 31, 2011 because the Company did not file its periodic reports timely due to a delay in preparation of our financial statements for the year ended December 31, 2010.   The Company engaged a new independent registered public accounting firm in early 2011 to perform audits and reviews of our periodic reports and the Company hired new accounting personnel to manage the accounting procedures. Management expects these actions will ensure timely filing of our reports in the future.

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

For the year ended December 31, 2011, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was ineffective for the period covered by this report.

Specific areas of ineffectiveness for the year ended December 31, 2011 include:

•

Appropriate control over information required for evaluating the need to recognize a valuation allowance on our deferred tax asset to determine the probability of using the Company’s NOL carryforward amounts within the prescribed timeframe.

•

Appropriate control over information to support the valuation of the Company’s investments.

In response to this evaluation, management will take action to institute new internal controls for subsequent reporting periods.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2011.  These changes were made to improve internal controls over financial reporting and to address weaknesses discovered during the evaluation made for the year ended December 31, 2010:

•

Accounting system software was upgraded to facilitate improved accounting system maintenance control.

•

Accounting system maintenance control was implemented to require CFO approval for significant accounting system entries.

•

Significant expenditures control was implemented to require both CEO and CFO approval for significant expenditures and payables.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Name	Age	Position Held	Director Term of Office
Kenneth W. Bell	62	Chairman of the Board Chief Executive Officer Treasurer	January 2001 until next annual meeting.
K. Lance Bell	38	Chief Financial Officer President Secretary Director	May 2011 until next annual meeting.
Christian R. Larsen	37	Director	April 1999 until next annual meeting.

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

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:  (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011, and representations that Forms 5 are not required, we believe all forms were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compen-sation ($)	Total ($)
Kenneth W. Bell Chief Executive Officer	2011	190,800	45,000	0	16,971 (2)	252,771
	2010	173,300	218,400	0	16,720 (3)	408,420
Christian R. Larsen Former President	2011	25,850	25,000	0	12,340 (4)	63,190
	2010	150,176	218,400	0	16,720 (5)	385,296
K. Lance Bell Chief Financial Officer	2011	198,647	70,000	0	5,220 (6)	273,867
	2010	0	0	0	0	0

(1)     All stock options granted to our executive officers in prior years were cancelled effective December 31, 2010.

(2)   Represents $11,751 contributed to SIMPLE IRA and $5,220 contributed by the Company for country club membership dues.

(3)   Represents $11,500 contributed to SIMPLE IRA and $5,220 contributed by the Company for country club membership dues.

(4)   Represents $10,600 contributed to SIMPLE IRA and $1,740 contributed by the Company for country club membership dues.

(5)     Represents $11,500 contribution to SIMPLE IRA and $5,220 contributed by the Company for country club membership dues.

(6)   Represents $5,220 contributed by the Company for country club membership dues.

Employment Contracts

Except K. Lance Bell, during the year ended December 31, 2011 we did not have employment agreements with any of our named executive officers.  On January 1, 2011 the Company entered into an employment agreement with Lance Bell.  He was originally hired to serve as Executive Vice President of Finance and Administration.  His employment agreement provides for a term starting on January 1, 2011 and terminating on December 31, 2012.  The agreement provides for a salary of $190,000 a year, with paid vacation time and benefits.  The compensation amount is subject to annual increases starting December 31, 2011 and the agreement provides for annual incentive bonuses to be determined by the Board.  Lance may be terminated only for cause and he is obligated to protect the proprietary information of the Company for a period of two years after termination of his employment.

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

Outstanding Equity Awards

The outstanding options granted under the Pacific WebWorks, Inc. 2001 Equity Incentive Plan have been cancelled as of December 31, 2010.  Accordingly, there are no outstanding equity awards held by our named executive officers at December 31, 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2011.

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

All of Pacific WebWorks and our subsidiaries’ employees are eligible for incentive stock options.  Employees, independent directors and consultants are eligible for restricted shares, non-qualified stock options and stock appreciation rights.  We currently have six employees, officers and directors eligible to participate in the plan.  An independent director is eligible to receive 5,000 shares of our common stock or options to acquire our common stock each year in which he or she serves as a member of our board of directors and 10,000 options upon joining our board of directors.  As of the date of this filing, we do not have any independent directors.

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

As of December 31, 2010 options to purchase 1,280,000 shares of common stock had been exercised under the plan.  Effective December 31, 2010 the Company cancelled all of the outstanding stock options to purchase 5,620,000 shares of common stock that had previously been granted under the plan

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of April 30, 2012.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Kenneth W. Bell	542,311	1.09
K. Lance Bell	1,075	Less than 1%
Christian L. Larsen	1,178,000	2.37
All executive officers and directors as a group	1,721,386	3.46

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

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, the Company holds a 51% ownership position in Asher, LLC.  The Headlamp Ventures, LLC interest in Asher, LLC was purchased from James Clayton Roundy, a brother-in-law of our President and Chief Financial Officer, K. Lance Bell.

On January 18, 2012, the Company, through its World Commerce Network, LLC subsidiary, issued a short term $300,000 promissory note to Bsquare Red, LLC to be used as working capital in their internet marketing business. The note has a maturity date of February, 15, 2012, carries a 15% effective annual rate of interest and a one-time fee equal to one percent of the total loan amount.  The note, along with all accrued interest and fees, was paid in full at maturity.

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.

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

	Prior auditor		HJ & Associates
	2011	2010	2011	2010
Audit fees	$ 0	$ 11,000	$ 58,500	$ 35,000
Audit-related fees	0	0	0	0
Tax fees	1,518	4,975	5,700	0
All other fees	$ 0	$ 0	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are included in this report under Item 8 on pages 25 through 44.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q Filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed September 30, 2008)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.3	Employment agreement between Pacific WebWorks and K. Lance Bell, dated January 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 8-K filed May 24, 2011)
21.1	Subsidiaries of Pacific WebWorks, Inc. (Incorporated by reference to exhibit 21.1 to Form 10-K, filed January 9, 2012)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PACIFIC WEBWORKS, INC.

By:       /s/ K. Lance Bell

K. Lance Bell, President

Date:  May 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Kenneth W. Bell

Kenneth W. Bell

Chairman of the Board

Chief Executive Officer

Treasurer

Date:  May 8, 2012

By:       /s/ K. Lance Bell

K. Lance Bell

Chief Financial Officer

President

Secretary

Director

Date:  May 8, 2012

By:       /s/Christian R. Larsen

Christian R. Larsen

Director

Date:  May 8, 2012