Form 10-Q
period 2012-03-31
PACIFIC WEBWORKS INC
filed 2012-05-18
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 11, 2012 was 49,713,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations (Unaudited)

4

Consolidated Statements of Cash Flows (Unaudited)

5

Notes to the Consolidated Financial Statements (Unaudited)

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

18

Item 6.  Exhibits

22

Signatures

23

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of March 31, 2012 and our statements of operations for the three month period ended March 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2011	2012
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,283,569	$543,284
Receivables
Trade, less allowance for doubtful receivables of $0 in 2011 and $0 in 2012	89,971	60,829
Prepaid expenses and other current assets	6,142	10,642
Inventory Notes receivable Interest receivable	398,620 1,950,000 14,528	397,530 2,450,000 31,254
Total current assets	3,742,830	3,493,539
PROPERTY AND EQUIPMENT, NET	1,815,486	1,808,580
Restricted Cash	359,872	333,960
Available-for-sale securities Investments	593,280 228,814	618,280 201,284
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	2,008,400	2,135,700

Total Assets	$10,694,935	$10,537,596

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$151,135	$113,452
Accrued liabilities	655,191	622,437
Accrued interest payable	134,822	154,681
Deferred revenue	31,304	23,571
Total current liabilities	972,452	914,141
LONG-TERM LIABILITIES
Notes payable	1,030,000	1,027,611
Total long term liabilities	1,030,000	1,027,611
Total liabilities	2,002,452	1,941,752
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(9,426,946)	(9,523,585)
Total stockholders' equity	8,692,483	8,595,844

Total liabilities and stockholders' equity	$10,694,935	$10,537,596

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2012

Revenues
Hosting, gateway and maintenance fees	$457,015	$323,760
Cost of sales	59,211	59,970
Gross profit	397,804	263,790
Selling expenses	8,428	11,471
Research and development	53,172	57,987
General and administrative	459,634	412,753
Depreciation and amortization	9,684	9,105
Total operating expenses	530,918	491,316
Income (loss) from operations	(133,114)	(227,526)

Other income (expense)
Interest income (expense), net Gain (loss) on equity investments	(15,711) -	20,353 (27,530)
Other income (expense), net	13,048	11,219

Total other Income (Expense)	(2,663)	4,042

Income (loss) before income taxes	(135,777)	(223,484)
Income Tax Provision/(Benefit)	(103,900)	(127,300)
Income Tax Expense	-	455
Net Loss	$(31,877)	$(96,639)

LOSS PER SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2012

Cash Flows From Operating Activities
Net loss	$(31,877)	$(96,639)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization Loss on equity investments	9,684 -	9,105 27,530
Changes in assets and liabilities
Deferred tax asset	(103,900)	(127,300)
Receivables	501,086	29,142
Restricted Cash	(137,044)	25,912
Prepaid expenses and other assets Inventory Interest Receivable	108,759 - -	(4,500) 1,090 (16,726)
Accounts payable and accrued liabilities	(140,914)	(50,577)
Deferred revenue	(36,724)	(7,733)

Net cash provided by (used for) operating activities	169,070	(210,696)

Cash Flows From Investing Activities
Purchases of property and equipment Purchases of securities Increase in notes receivable	- - (30,000)	(2,200) (25,000) (500,000)
Proceeds from sale of available-for-sale securities	250,000	-
Net cash provided by (used for) investing activities	220,000	(527,200)

Cash Flows From Financing Activities
Payments on notes payable	-	(2,389)

Net cash used for financing activities	-	(2,389)

Net increase (decrease) in cash and cash equivalents	389,070	(740,285)

Cash and cash equivalents at beginning of period	3,449,560	1,283,569

Cash and cash equivalents at end of period	$3,838,630	$543,284

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$245
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2012 and 2011

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three month period ending March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 – NOTES PAYABLE

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

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  Management intends to use the $30,000 proceeds from this note for inventory purchases and operational expenses. During the period ended March 31, 2012 the Company made payments on the note totaling $2,389.

NOTE 3 – INVESTMENTS

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series C-1 Shares pursuant to the Fisker Series C-1 transaction documents.  Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2012 and 2011

(Unaudited)

NOTE 3 – INVESTMENTS – CONTINUED

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the period ended March 31, 2012 the Company recognized a $27,530 loss on its equity investment.

At March 31, 2012 the Company held $250,000 in municipal bonds with a maturity date of July 1, 2031.

NOTE 4 – CONTINGENCIES

The Middlebury Ventures II, LLC operating agreement contains a 40% capital call provision specifically associated with the Fisker D-1 round of financing, which includes a 40% capital call component.  Members of Middlebury Ventures II, LLC are required to invest an amount up to 40% of their investment to date at the time of the capital call, based on the percentage of the total capital call. Those members failing to meet the capital call encounter an automatic conversion of their shares into common shares on a 2:1 basis.  Those members that meet the capital call will convert their shares into common shares on a 1:1 basis at such time when there is a market for Fisker securities.

The Payroll Innovations, LLC and PickYourPayday.com, LLC operating agreements provide for capital calls upon approval by 75% of the membership voting interest.  The total amount of each approved capital call is also subject to approval by 75% of the membership voting interest.  In a capital call each member is required to invest its proportionate share based on its membership interest.  No member’s interest in the companies can be diluted without unanimous approval by the members.

NOTE 5 – SEGMENT REPORTING

Segment reporting by business unit follows:

The period ended March 31, 2011 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific Web Works	$ 327,227	$ (144,549)
IntelliPay	120,751	88,926
TradeWorks	2,360	9,483
Fund Works	-	-
PWI	-	-
Promontory Marketing	-	(48)
World Commerce Network	-	6,616
Total	$ 450,338	$ (39,572)

           aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2012 and 2011

(Unaudited)

NOTE 5 – SEGMENT REPORTING – CONTINUED

	The period ended March 31, 2012 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific Web Works	$ 172,140	$ (185,807)
Headlamp Ventures	25,208	(15,119)
IntelliPay	115,954	96,286
Thrifty Seeker	8,117	(4,145)
TradeWorks	2,341	2,341
Fund Works	-	-
PWI	-	-
Promontory Marketing	-	(44)
World Commerce Network	-	9,849
Total	$ 323,760	$ (96,639)

              aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 6 – CRITICAL ACCOUNTING POLICIES

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

March 31, 2012 and 2011

(Unaudited)

NOTE 6 – CRITICAL ACCOUNTING POLICIES – CONTINUED

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

March 31, 2012 and 2011

(Unaudited)

NOTE 6 – CRITICAL ACCOUNTING POLICIES – CONTINUED

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$618,280	$-	$250,000	$368,280
Total assets measured at fair value	$618,280	$-	$250,000	$368,280

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2011	$343,280	$343,280
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	25,000	25,000
Transfers to Level 3	-	-
Balance at March 31, 2012	$368,280	$368,280

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2012 and 2011

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On April 11, 2012, the Company sold the $250,000 in municipal bonds it held and moved the proceeds into a certain money trust account.

On April 16, 2012, the Promissory Note extended to Rsignia, Inc., went into default.  The Company subsequently provided Rsignia, Inc. with notice of default and a demand for repayment of all outstanding principal and accrued interest.  The Company is currently working with Rsignia, Inc. to collect payment in full.

On May 10, 2012, the Company invested an additional $30,000 into Payroll Innovations, LLC and PickYourPayday.com, LLC, two sister companies having common ownership and management, as part of a capital call requiring equitable participation from each owner.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks has utilized a variety of marketing approaches to communicate the viability of our software products as a revenue generating tool and the ability to use our tools in connection with the major retail sites.  The Company experienced success with its affiliate marketing program, however, due to abuses in our affiliate marketing system management has determined that it will no longer expose the Company to the risks associated with using that type of marketing. This has, and will continue to result in a significant decline in our revenues and consistent with this reduction in revenues, management has taken steps to reduce our overhead expense.  The Company has now shifted its focus to developing alternative marketing approaches and business opportunities primarily through acquisitions and investments in new businesses.

The first quarter of 2012 was primarily devoted to addressing items related to our ongoing legal issues as well as developing the Company’s investments and acquisitions. The Company continues to focus on developing alternative avenues through which its resources might be profitably employed.

During the first quarter of 2012 the Company continued to expend time and money to defend itself in the legal actions brought against the Company during the prior two years.  The legal actions have continued through 2012 and may possibly continue beyond.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed.  Management has also accrued a liability of $400,000 in contemplation of settling the outstanding litigation matters.

As of the filing date of this report, we have trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of May 2012 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries.

Liquidity and Capital Resources

During 2012 and 2011 we relied primarily on revenues to fund operations.  We expect to continue to generate positive cash flows through further development of our business and distribution channels and investments in other businesses.  We plan to address only the liabilities of our operating subsidiaries with our current cash balances and cash inflows.  Of course cash outflows can exceed monthly cash inflows based on timing differences between marketing campaigns and sales and returns on investment.

Our net revenues have continued to decline in 2012 as a result of the change in our marketing strategy.  Our cash and cash equivalents also decreased at March 31, 2012 due the deployment of cash into investments and acquisitions and our continued legal expense in defense against legal actions brought during the past two years.

Maintaining sufficient merchant account processing capabilities continues to be a factor in our overall performance. We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at March 31, 2012 included accounts payable and accrued liabilities. Accounts payable of $113,452 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $622,437 were primarily the result of payroll related liabilities, income tax payable and legal liabilities, offset by estimated refunds and receivables.

The Company is involved in several legal actions and as of March 31, 2012 management has recorded a contingent liability of $400,000, included in accrued liabilities, in contemplation of the settlement of a number of litigation matters.  The Company was also required to pay $15,000 into the client trust account of Henninger Garrison Davis, LLC as part of the Settlement Agreement entered into on March 29, 2012 in the matter of Tompkins et al. v. Pacific WebWorks, Inc. et al..

Also included in current liabilities at March 31, 2012 is $23,571 in deferred revenue primarily related to hosting services and $154,681 in accrued interest payable related to the Company’s $1,000,000 promissory note.

Promissory Notes:  Our long term liabilities at March 31, 2012 included a promissory note in the amount of $1,000,000.  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development, LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 27, 2012, the maturity date of the Note was amended to January 27, 2015.

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

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  During the period ended March 31, 2012 the Company made payments on the note totaling $2,389.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three month periods ended March 31, 2012 and 2011.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2011	Three month period ended March 31, 2012
Cash and cash equivalents	$ 1,283,569	$ 543,284
Total current assets	3,742,830	3,493,539
Total assets	10,694,935	10,537,696
Total current liabilities	972,452	914,141
Total liabilities	2,002,452	1,941,752
Accumulated deficit	(9,426,946)	(9,523,585)
Total stockholders’ equity	$ 8,692,483	$ 8,595,844

Total assets decreased at March 31, 2012 as compared to December 31, 2011 primarily as a result of a reduction in receivables related to the Visual WebTools business and a decrease in cash and cash equivalents in support of the Company’s legal expense.  At March 31, 2012 total liabilities also decreased compared to the 2011 year end as a result of continued cost control measures.  Our accumulated deficit increased at March 31, 2012 as a result of posting a loss for the three month period ended March 31, 2012 (“2012 first quarter”).

SUMMARY OPERATING RESULTS
	Three month period ended March 31,
	2011	2012
Revenues, net	$ 457,015	$ 323,760
Cost of sales	59,211	59,970
Gross profit	397,804	263,790
Total operating expenses	530,918	491,316
Income (loss) from operations	(133,114)	(227,526)
Total other income (expense)	(2,663)	4,042
Income tax benefit (expense)	103,900	126,845
Net loss	(31,877)	(96,639)
Earnings per share - basic	$ (0.00)	$ (0.00)

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

Our net revenues decreased significantly for the 2012 first quarter compared to the 2011 first quarter as a result of our shift in marketing approaches.  Formerly we relied upon an affiliate marketing approach, but due to abuses in that type of system we no longer expose our operations to the risks associated with affiliate marketing. Management anticipates that revenues will grow from the reduced 2012 first quarter levels as new business opportunities are developed.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales increased in the 2012 first quarter as compared to the 2011 first quarter.  Cost of sales was 18.5% of net revenues for the 2012 first quarter as compared to 12.9% of net revenues for the 2011 first quarter largely due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for the 2012 first quarter compared to the 2011 first quarter primarily due to decreases in selling expenses, staff reduction and other cost control measures.  Selling expenses include advertising expenses, commissions and personnel expenses for sales and marketing and these expenses were higher in the 2012 first quarter due to the exploration of alternative marketing approaches.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2012 first quarter compared to the 2011 first quarter primarily due to a reduction in investor relations expense and executive payroll expense.

Our net income for the 2012 first quarter reflects the decline in revenues related to the Visual WebTools business as the Company pursued other business opportunities.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2011 resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $400,000 for our operating companies in contemplation of the settlement of certain litigation matters.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2012.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the first quarter ended March 31, 2012.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 18, 2012	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Financial Officer, Secretary and Director
Date: May 18, 2012	By: /s/ Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer and Chairman of the Board