Form 10-Q
period 2012-06-30
PACIFIC WEBWORKS INC
filed 2012-08-10
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 20, 2012 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

21

Item 6.  Exhibits

24

Signatures

26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of June 30, 2012 and our statements of operations for the three and six month periods ended June 30, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2011	2012
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,283,569	$583,960
Receivables
Trade, less allowance for doubtful receivables of $0 in 2011 and $0 in 2012	89,971	104,290
Prepaid expenses and other current assets	6,142	6,142
Inventory Notes receivable Interest receivable	398,620 1,950,000 14,528	395,430 2,450,000 44,681
Total current assets	3,742,830	3,584,503
Property and Equipment, net	1,815,486	1,799,475
Restricted Cash	359,872	355,113
Available-for-sale securities Investments	593,280 228,814	368,280 200,956
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	2,008,400	2,191,900

Total Assets	$10,694,935	$10,446,480

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$151,135	$102,360
Accrued liabilities	655,191	621,042
Accrued interest payable	134,822	174,540
Deferred revenue	31,304	18,839
Total current liabilities	972,452	916,781
LONG-TERM LIABILITIES
Notes payable	1,030,000	1,023,997
Total long term liabilities	1,030,000	1,023,997
Total liabilities	2,002,452	1,940,778
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(9,426,946)	(9,613,727)
Total stockholders' equity	8,692,483	8,505,702

Total liabilities and stockholders' equity	$10,694,935	$10,446,480

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2012	THREE MONTHS ENDED JUN 30, 2011	THREE MONTHS ENDED JUN 30, 2012

Revenues
Hosting, gateway and maintenance fees	$958,178	$612,053	$501,163	$285,173
Cost of sales	99,976	115,769	40,765	52,511
Gross profit	858,202	496,284	460,398	232,662
Selling expenses	14,703	20,902	6,275	12,719
Research and development	105,416	109,159	52,245	51,172
General and administrative	1,228,217	728,540	768,583	315,787
Depreciation and amortization	19,167	18,211	9,483	9,106
Total operating expenses	1,367,503	876,812	836,586	388,784
Income (loss) from operations	(509,301)	(380,528)	(376,188)	(156,122)

Other income (expense)
Interest income (expense), net Gain (loss) on equity investment	(31,759) -	54,860 (57,858)	(16,048) -	34,507 (30,328)
Other income (expense), net	18,973	13,700	5,925	5,600

Total other Income (Expense)	(12,786)	10,702	(10,123)	9,779

Income (loss) before income taxes	(522,087)	(369,826)	(386,311)	(146,343)
Income Tax Provision/(Benefit)	(212,900)	(183,500)	(109,000)	(56,200)
Income Tax Expense	-	455	-	-
Net Income (Loss)	$(309,187)	$(186,781)	$(277,311)	$(90,143)

EARNINGS (LOSS) PER SHARE
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2012

Cash Flows From Operating Activities
Net loss	$(309,187)	$(186,781)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization Loss on equity investments	19,167 -	18,211 57,858
Changes in assets and liabilities
Deferred tax asset	(212,900)	(183,500)
Receivables	519,229	(14,319)
Restricted Cash	162,577	4,759
Prepaid expenses and other assets Inventory Interest Receivable	212,509 1,383 -	- 3,190 (30,153)
Accounts payable and accrued liabilities	(74,679)	(43,206)
Deferred revenue	(56,240)	(12,465)

Net cash provided by (used for) operating activities	261,859	(386,406)

Cash Flows From Investing Activities
Purchases of property and equipment Purchases of investments Increase in notes receivable Purchases of available-for-sale securities	- - (15,000) (500,000)	(2,200) (30,000) (500,000) (25,000)
Proceeds from sale of available-for-sale securities	250,000	250,000
Net cash provided by (used for) investing activities	(265,000)	(307,200)

Cash Flows From Financing Activities
Payments on notes payable	-	(6,003)

Net cash used for financing activities	-	(6,003)

Net increase (decrease) in cash and cash equivalents	(3,141)	(699,609)

Cash and cash equivalents at beginning of period	3,449,560	1,283,569

Cash and cash equivalents at end of period	$3,446,419	$583,960

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$583
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three and six month periods ending June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

On December 2, 2011, the Company assumed a Promissory Note with a principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  Management intends to use the $30,000 proceeds from this note for inventory purchases and operational expenses. During the six month period ended June 30, 2012 the Company made principal payments on the note totaling $6,003 and interest of $583.

NOTE 3 – NOTES RECEIVABLE

On April 16, 2012, the Promissory Note extended to Rsignia, Inc., went into default.  The Company subsequently provided Rsignia, Inc. with notice of default and a demand for repayment of all outstanding principal and accrued interest.  After ten days in default, the interest rate on the note increased an additional two percent per annum, per the terms of the note.  The Company is currently working with Rsignia, Inc. to collect payment in full.

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 3 – NOTES RECEIVABLE – CONTINUED

note carries an 18% effective annual rate of interest.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

NOTE 4 – INVESTMENTS

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

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com to meet a capital call approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment, for the period ended March 31, 2012 the Company recognized a $27,530 loss on its equity investment and for the three month period ended June 30, 2012 the Company recognized an additional $30,328 loss on its equity investment.

On April 11, 2012, the Company sold the $250,000 in municipal bonds it held and moved the proceeds into a certain money trust account.

NOTE 5 – CONTINGENCIES

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 6 – LITIGATION MATTERS

The Company is involved in five class action law suits.  All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

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

In response to these actions, Pacific WebWorks retained legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel has opposed class certification and filed motions to dismiss all claims in the Illinois and Washington actions, which motions were granted in part and denied in part. Pacific WebWorks has renewed its motion to dismiss in the Illinois action, which motion has not yet been ruled upon.  In addition, Pacific Webworks has brought motions to dismiss the Pelletier, Guffey and Aikens actions, which motions have not yet been ruled upon.

On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement requires the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The Company’s entry into the settlement agreement is intended to reduce its overall litigation expense by putting an end to the significant legal fees continually incurred to defend against the actions.  As of June 30, 2012, the Company had recorded a liability of $400,000 in contemplation of reaching settlement on its outstanding class action lawsuits.  As a part of the settlement agreement, the Company agreed to establish an escrow account and deposit the amount of their maximum contribution into the escrow account to be held there during the settlement approval process.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

On November 1, 2011, the Company was named in a suit brought by Adrian O. Alegria in the District Court of the Central District of California.  The complaint in that case alleged breach of contract and fraud.  Pacific WebWorks retained legal counsel to defend the Company.  On April 24, 2012 the Company’s motion to dismiss was granted by the Court and this matter is considered to be closed.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 7 – SEGMENT REPORTING

Segment reporting by business unit follows:

	Three Months Ended		Three Months Ended
	June 30, 2011[a]		June 30, 2012[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 368,189	$ (387,037)	$ 123,595	$ (195,565)
IntelliPay	130,914	108,207	122,942	99,083
Headlamp Ventures	-	70	32,935	6,288
TradeWorks	2,060	2,060	1,560	1,428
FundWorks	-	(613)	-	-
Thrifty Seeker	-	-	4,140	(4,419)
Promontory Marketing	-	(48)	-	(59)
World Commerce Network	-	50	-	3,101
Total	$ 501,163	$ (277,311)	$ 285,172	$ (90,143)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	Six Months Ended		Six Months Ended
	June 30, 2011[a]		June 30, 2012[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 695,416	$ (523,891)	$ 295,736	$ (381,372)
IntelliPay	251,665	197,133	238,896	195,369
Headlamp Ventures	-	70	61,264	(8,831)
TradeWorks	4,420	11,543	3,901	3,769
FundWorks	-	(613)	-	-
Thrifty Seeker	-	-	12,257	(8,563)
Promontory Marketing	-	(96)	-	(102)
World Commerce Network	6,677	6,667	-	12,949
Total	$ 958,178	$ (309,187)	$ 612,054	$ (186,781)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 8 – CRITICAL ACCOUNTING POLICIES

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

June 30, 2012 and 2011

(Unaudited)

NOTE 8 – CRITICAL ACCOUNTING POLICIES – CONTINUED

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 8 – CRITICAL ACCOUNTING POLICIES – CONTINUED

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$368,280	$-	$-	$368,280
Total assets measured at fair value	$368,280	$-	$-	$368,280

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2011	$343,280	$343,280
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	25,000	25,000
Transfers to Level 3	-	-
Balance at June 30, 2012	$368,280	$368,280

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

NOTE 9 – SUBSEQUENT EVENTS

On July 2, 2012, the Company deposited $400,000 into an escrow account as stipulated in its class action settlement agreement, see Note 6.  The escrow account is governed by an Escrow Agreement that provides for the return of the funds to the Company if the Stipulation of Class Action Settlement is not approved by the Courts.

On July 10, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $100,000 (the “Note”).  The Note holder is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2012 and 2011

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS – CONTINUED

before December 31, 2012.  The Note is secured by a deed of trust with assignment of rents on commercial properties owned by the Company.  The Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

On July 31, 2012, the maturity date on the $500,000 promissory note extended by the Company to Bsquare Red, LLC on July 28, 2011 was amended to August 1, 2013.  It is noted that Bsquare Red, LLC is owned by family members of the CEO and CFO of the Company.

In this report references to “Pacific WebWorks,” “we,” “us,” “our” and “the Company” refer to Pacific WebWorks, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

The six month period ended June 30, 2012 (“2012 six month period”) was primarily devoted to addressing items related to our ongoing legal issues as well as developing the Company’s investments and acquisitions. The Company continues to focus on developing alternative avenues through which its resources might be profitably employed.

During the 2012 six month period the Company continued to expend time and money to defend itself in the legal actions brought against the Company during the prior two years.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed.  On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement requires the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The settlement agreement also required the Company to deposit its maximum contribution amount into an escrow account to be held there during the settlement approval process.  The escrow account is governed by an Escrow Agreement that provides for the return of the funds if the settlement is not approved by the courts.  The Company made the required deposit into escrow during July, 2012.  Management had previously recorded a contingent liability of $400,000 in contemplation of reaching settlement on its outstanding class action lawsuits.

As of the filing date of this report, we have trimmed our staffing significantly and identified and hired the personnel necessary to implement our new business model.  Our goal is to find synergistic opportunities, but we will not limit ourselves if other areas of interest develop.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of June 2012 the Company has invested an aggregate of $1,400,000 in other businesses directly or through our subsidiaries.

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

Our net revenues have continued to decline in 2012 as a result of the change in our marketing strategy.  Our cash and cash equivalents also decreased at June 30, 2012 due the deployment of cash into investments and acquisitions and our continued legal expense in defense against legal actions brought during the past two years.

Maintaining sufficient merchant account processing capabilities continues to be a factor in our overall performance. We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

We believe that we will be able to sustain our operations with existing cash and assets and future cash flows during the next twelve to twenty-four months and possibly beyond.  Should we need to raise money in the future we believe funding may be obtained through additional debt arrangements, in addition to our internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at June 30, 2012 included accounts payable and accrued liabilities. Accounts payable of $102,360 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $621,042 were primarily the result of a $400,000 contingent liability accrued in anticipation of settling outstanding legal actions and other payroll related liabilities, income tax payable and legal liabilities, offset by estimated refunds and receivables.

Also included in current liabilities at June 30, 2012 is $18,839 in deferred revenue primarily related to hosting services and $174,540 in accrued interest payable primarily related to the Company’s $1,000,000 promissory note.

Promissory Notes:  Our long term liabilities at June 30, 2012 included a promissory note in the amount of $1,000,000.  On January 27, 2010, Pacific WebWorks, executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000 (the “Note”).  The holder of the Note, Principal Development, LLC, a Nevada limited liability company (the “Holder”), is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 27, 2012, the maturity date of the Note was amended to January 27, 2015.

On July 10, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $100,000 (the “Note”).  The Note holder, Principal Development, LLC, is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.

The Notes are secured by a deed of trust with assignment of rents on our principal office building and a second commercial building we own in Salt Lake City, Utah.  Also, the Holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Note also provides that we may make payments prior to the due date and that any payment will be applied first to the reduction of interest and the remaining balance to the outstanding principal.  In the event we fail to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  During the three month period ended June 30, 2012 the Company made payments on the note totaling $3,614.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and six month periods ended June 30, 2012 and 2011.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2011	Six month period ended June 30, 2012
Cash and cash equivalents	$ 1,283,569	$ 583,960
Total current assets	3,742,830	3,584,503
Total assets	10,694,935	10,446,480
Total current liabilities	972,452	916,781
Total liabilities	2,002,452	1,940,778
Accumulated deficit	(9,426,946)	(9,613,727)
Total stockholders’ equity	$ 8,692,483	$ 8,505,702

Total assets decreased at June 30, 2012 as compared to December 31, 2011 primarily as a result of a reduction in receivables related to the Visual WebTools business and a decrease in cash and cash equivalents in support of the Company’s legal expense.  At June 30, 2012 total liabilities also decreased compared to the 2011 year end as a result of continued cost control measures.  Our accumulated deficit increased at June 30, 2012 as a result of posting a net loss for the six month period ended June 30, 2012.

SUMMARY OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2011	2012	2011	2012
Revenues, net	$ 501,163	$ 285,173	$ 958,178	$ 612,053
Cost of sales	40,765	52,511	99,976	115,769
Gross profit	460,398	232,662	858,202	496,284
Total operating expenses	836,586	388,784	1,367,503	876,812
Income (loss) from operations	(376,188)	(156,122)	(509,301)	(380,528)
Total other income (expense) Income tax benefit (expense) Net income (loss) Earnings per share - basic	(10,123) 109,000 (277,311) $ (0.01)	9,779 56,200 (90,143) $ (0.00)	(12,786) 212,900 (309,187) $ (0.01)	10,702 183,500 (186,781) $ (0.00)

We recognize revenue from hosting, gateway, and maintenance fees, software, access and licensing fees, the sale of product, merchant accounts, custom website design work and shipping income.  Revenues from up-front fees from customers are recorded on the balance sheets as deferred revenues and are recognized over the period services are performed, ranging from eight months to one year.  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned.

Our net revenues decreased for the 2012 second quarter and six month period compared to the 2011 interim periods as a result of our shift in marketing approaches.  Formerly we relied upon an affiliate marketing approach, but due to abuses in that type of system we no longer expose our operations to the risks associated with affiliate marketing. Management anticipates that revenues will grow from the reduced 2012 second quarter levels as new business opportunities are developed.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, shipping expense, service personnel, telecommunications and data center costs. Cost of sales increased in the 2012 second quarter and six month periods as compared to the 2011 interim periods. Cost of sales was 18.4% of net revenues for the 2012 second quarter as compared to 8.1% of net revenues for the 2011 second quarter and was 18.9% of net revenues for the 2012 six month period compared to 10.4% of net revenues for the 2011 six month period.  The increases in the 2012 interim periods were largely due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for the 2012 second quarter and six month period compared to the 2011 interim periods primarily due to decreases in selling expenses, staff reduction and other cost control measures.  Selling expenses include advertising expenses, commissions and personnel expenses for sales and marketing and these expenses were higher in the 2012 second quarter and six month period compared to the 2011 interim periods due to the exploration of alternative marketing approaches.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2012 second quarter and six month period compared to the 2011 interim periods primarily due to a reduction in investor relations expense and executive payroll expense.

Our net loss for the 2012 second quarter and six month period reflects the decline in revenues related to the Visual WebTools business as the Company pursued other business opportunities.

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

Contingent liabilities – At June 30, 2012 material estimates for contingent liabilities include approximately $400,000 for our operating companies in contemplation of the settlement of certain litigation matters.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2012.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the second quarter ended June 30, 2012.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Class Actions

The Company is involved in five class action law suits.  All plaintiffs in these cases are being represented by the same legal firm and each complaint seeks class action certification.  The complaints allege that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action seeks compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

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

In response to these actions, Pacific WebWorks retained legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel has opposed class certification and filed motions to dismiss all claims in the Illinois and Washington actions, which motions were granted in part and denied in part.  Pacific WebWorks has renewed its motion to dismiss in the Illinois action, which motion has not yet been ruled upon.  In addition, Pacific Webworks has brought motions to dismiss the Pelletier, Guffey and Aikens actions, which motions have not yet been ruled upon.

On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement requires the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The Company’s entry into the settlement agreement is intended to reduce its overall litigation expense by putting an end to the significant legal fees continually incurred to defend against the actions.  As of June 30, 2012, the Company had recorded a liability of $400,000 in contemplation of reaching settlement on its outstanding class action lawsuits.  As a part of the settlement agreement, the Company agreed to establish an escrow account and deposit the amount of their maximum contribution into the escrow account to be held there during the settlement approval process. The escrow account is governed by an Escrow Agreement that provides for the return of the funds if the settlement is not approved by the courts.  The Company made the required deposit into escrow during July, 2012.

Other Proceedings

On November 1, 2011, the Company was named in a suit brought by Adrian O. Alegria in the District Court of the Central District of California.  The complaint in that case alleged breach of contract and fraud.  Pacific WebWorks retained legal counsel to defend the Company.  On April 24, 2012 the Company’s motion to dismiss was granted by the Court and this matter is considered to be closed.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Service Agreement between Pacific WebWorks and Verizon Business Network Services, Inc., dated September 30, 2007 (Incorporated by reference to exhibit 10.1 for Form 10-K filed September 30, 2008)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.3	Employment agreement between Pacific WebWorks and K. Lance Bell, dated January 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 8-K filed May 24, 2011)
10.4	Promissory Note between Pacific WebWorks and Principal Development LLC, dated July 10, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	PACIFIC WEBWORKS, INC. By: /s/Lance Bell K. Lance Bell President, Chief Financial Officer, Secretary and Director
Date: August 10, 2012	By: /s/Kenneth W. Bell Kenneth W. Bell Chief Executive Officer, Treasurer and Chairman of the Board