Form 10-K
period 2012-12-31
PACIFIC WEBWORKS INC
filed 2013-04-01
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 47,993,509 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price ($.016) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 29, 2012) was approximately $767,896.

The number of shares outstanding of the registrant’s common stock as of April 1, 2013 was 49,713,895.

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

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Historical Development

The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   Prior to 2011 we had five wholly-owned subsidiaries: Intellipay, Inc., TradeWorks Marketing, Inc., and FundWorks, Inc, which are all Delaware corporations, World Commerce Network, LLC, a Utah limited liability company and Promontory Marketing, Inc., a Wyoming corporation.  Intellipay specializes in providing online, secure and real-time payment processing services for businesses of all sizes.  TradeWorks Marketing was incorporated to mass market our products and services. FundWorks, Inc. was dormant in 2010, but previously provided operating lease arrangements for certain TradeWorks’ customers.  World Commerce Network, LLC was formed to operate our former seminar business. Promontory Marketing, Inc. was incorporated for the purpose of marketing Pacific WebWorks’ products.

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

On August 19, 2011, the Company’s Board of Directors resolved to discontinue and dissolve Fundworks, Inc.

On May 31, 2012, Pacific WebWorks formed Dynamic WebTools, LLC, a Utah limited liability company, as a wholly-owned subsidiary for the purpose of building its internet technology business.

Our Business

Since January 1999 our business operations have been focused on providing internet application services to small to mid-sized businesses to establish a business presence on the internet.  In 2011 the Company’s management decided to expand operations to also include an investment and business consulting arm to seek expansion opportunities into synergistic industries or businesses.

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

While we enjoyed great success marketing our WebTools product over the internet, we also experienced considerable difficulties in a number of areas as a result of our inability to control the misleading messages conveyed by many affiliates and networks on the internet in an effort to drive traffic to our product offerings. As a result of these issues we have discontinued marketing our WebTools product over the internet. This has resulted, and will continue to result, in a decrease in the revenues we will generate from that product until we are able to re-launch the product with acceptable marketing techniques, which we are actively working to develop.

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

ePayment System supports all major card types including Visa, MasterCard, American Express, Discover, Diners Club and JCB.  Also, support is provided for Visa and MasterCard debit (check) cards and Level Two corporate/commercial cards through various bank networks.  Transaction types include industry standard transactions such as normal authorizations, pre-authorizations intended for delayed settlement, the so-called “force” allowing a transaction authorized offline (such as a voice authorization) to be settled and credits for refunds. Intellipay’s innovative address verification system allows merchants to retrieve a score and verify account validity.

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

Sales and Marketing

We have marketed and sold our products primarily through a variety of online marketing partners and programs. Due to the difficulty of controlling the marketing message delivered through this manner of marketing we are constantly seeking improvements to the methods of distribution for our products. This may, at times, limit the speed with which we are able to increase revenues moving forward, however, we believe it will result in a more satisfied customer who will remain with our service for a more extended period of time. We believe the ease and versatility of our products, which allows small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost, will continue to be a major selling point.

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

Major Customers

Our client base includes approximately 4,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  Prior to 2010 a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  We are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

We also note that a significant portion of Intellipay sales are with Fundtech Corporation (formerly Bankserv) whom we view as a major customer.  During the year ended December 31, 2012, the Company recorded revenues of $227,745 related to the Fundtech Corporation account.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2012, we recorded research and development expense of $231,275 and during the year ended December 31, 2011, we recorded research and development expense of $235,348 primarily related to the maintenance of our technologies and the development of our new offerings.

Investments and Business Consulting

During the year ended December 31, 2011, the Company’s management decided to expand operations to include an investment and business consulting arm which seeks expansion opportunities into synergistic industries or businesses.  Our subsidiaries’ search for business opportunities to invest in and this search will not be limited to any particular geographical area or industry.  Our subsidiaries’ management has unrestricted discretion in seeking a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Business opportunity participation is governed by the parent company management and board of directors.  In addition, the selection of a business opportunity in which to participate is complex and extremely risky and will be made by the subsidiary’s management in the exercise of its business judgment and due diligence including valuation and return on investment estimates.  We cannot be assured that the subsidiaries will be able to identify only business opportunities which will ultimately prove to be beneficial to the Company and our stockholders.  The following transactions occurred during 2011 and 2012.

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

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents.  Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.

Headlamp Ventures, LLC:  Pacific WebWorks formed Headlamp Ventures, LLC (“Headlamp Ventures”) in June 2011 to pursue investment opportunities.   Headlamp Ventures has invested funds in six business opportunities. (See Item 7, “Liquidity and Capital Resources” for more information).  Headlamp Ventures holds a 51% ownership interest in one of those businesses, Asher, LLC.  Asher’s business operations include the design and production of golf gloves which it sells to retail outlets, distributors and direct to consumers through its website.

World Commerce Network, LLC:  Pacific WebWorks activated World Commerce Network, LLC (“World Commerce”) in July 2011 to pursue investment opportunities. On August 3, 2011, World Commerce issued a promissory note in the amount of $250,000 to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.

Competition

The market for high-quality business investments is fairly competitive.  While we see strong demand for investment capital, high-quality opportunities to invest in startup and early-stage companies often require investors to evidence their ability to provide synergistic value in addition to capital investment.  Our success in participating in high-quality investment opportunities depends upon our ability to bring synergistic value and sufficient capital into the company seeking investment.

Employees

As of the date of this filing, Pacific WebWorks has a total of seven full time employees.  We have two employees in administration, two development engineers, one web designer, one business manager and one customer service employee.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

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

We experienced increased legal actions from 2009 until 2012 related to our marketing strategies and these legal actions required our cash flows to be directed to our legal defense.  Our marketing strategies had relied upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we have been included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  These contingent liabilities may increase our cost of doing business.

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

ITEM 2.  PROPERTIES

Our principal offices, including our main office and data center, are located in Salt Lake City, Utah.  We own two commercial buildings on approximately 0.82 acres of land located in the “central business district” of Salt Lake City, Utah.  We currently occupy a portion of the available 16,000 square feet of our office building located at 230 West 400 South.  The second commercial building adjoins the first on property located at 244 West 400 South. This 3,000 square foot retail commercial building, which is currently unoccupied, may provide additional space for our future growth.  We are actively seeking tenants to whom we can lease unoccupied portions of our office buildings.

ITEM 3.  LEGAL PROCEEDINGS

Class Action Lawsuits

During the years ended December 31, 2011 and 2012, the Company was involved in five class action law suits.  All plaintiffs in these cases were represented by the same legal firm and each complaint sought class action certification.  The complaints alleged that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action sought compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

*

On November 9, 2009, Barbara Ford filed an action in the Circuit Court of Cook County, Illinois, Chancery Division.  On December 18, 2009, this matter was removed to the United States District Court for the Northern District of Illinois.

*

A second action was filed on November 12, 2009, by Deanna Pelletier in the Superior Court of the State of California, County of Solano.  On December 18, 2009, this matter was removed to the United States District Court for the Eastern District of California.

*

A third action was filed by Lisa Rasmussen on November 20, 2009, in the Superior Court of Washington, Snohomish County.  On December 23, 2009, this matter was removed to the United States District Court for the Western District of Washington.

*

On July 10, 2010, Thomas Aikens filed an action in the Circuit Court of Jackson County, Missouri, which matter was removed to the United States District Court for the Western District of Missouri.

*

On September 19, 2011, Lynette Booth filed an action in the Circuit Court of Cook County, Illinois, Chancery Division alleging violations of consumer protection laws by Pacific WebWorks.  This case was removed to the United States District Court for the Northern District of Illinois on December 1, 2011.  Damages are unspecified in this action.  Pacific WebWorks answered the complaint and denied liability, and intends to defend against all such claims.

In response to these actions, Pacific WebWorks retained legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel opposed class certification and filed motions to dismiss all claims in the Illinois and Washington actions, which motions were granted in part and denied in part.  Pacific WebWorks renewed its motion to dismiss in the Illinois action.  In addition, Pacific Webworks brought motions to dismiss the Pelletier, Guffey and Aikens actions.

On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement required the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The Company’s entry into the settlement agreement was intended to reduce its overall litigation expense by putting an end to the significant legal fees continually incurred to defend against the actions.  As of December 31, 2011 and 2012, the Company had recorded a liability of $400,000 in contemplation of reaching settlement on its outstanding class action lawsuits.  As a part of the settlement agreement, the Company agreed to establish an escrow account and deposit the amount of their maximum contribution into the escrow account to be held there during the settlement approval process.  The escrow account was established and fully funded by the Company with the appropriate $400,000 maximum contribution on July 2, 2012.

On November 28, 2012, the Class Action Settlement received final approval in the Circuit Court of Cook County, Illinois.  On January 10, 2013, the $400,000 held in escrow was contributed to the settlement fund, class counsel and claims administration fees.  The Company considers this matter to be closed.

As a result of the above class actions suits, Blooksy Interactive, LLC had threatened claims of indemnification against Pacific WebWorks.  We denied that we had any duty to defend or indemnify Blooksy Interactive, LLC.  On May 18, 2012, the Company entered into a settlement agreement with Bloosky Interactive, LLC in which the parties agreed to waive any and all indemnification claims against one another.  The Company considers this matter to be closed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Bulletin Board under the symbol “PWEB.”  In May 2011 our listing was moved to the OTC Markets Pink and it returned to the OTC Bulletin Board in May 2012.  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2012 and 2011 as reported by the OTC Markets and OTC Bulletin Board.  Bid and ask  quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2012		2011
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.06 0.04 0.03 0.02	$ 0.02 0.01 0.01 0.01	$0.09 0.07 0.05 0.07	$ 0.06 0.03 0.02 0.01

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

Holders

As of April 1, 2013 we had 409 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth during 2009 and this growth was related largely to the upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tools in connection with the major retail sites. However, due to legal matters that the Company encountered in 2010, 2011 and 2012, Management determined that it was prudent to stop marketing the Company’s products while the legal matters were addressed.  This has, and will continue to result in a significant decline in our revenues.  Consistent with this reduction in revenues, management has taken steps to reduce our overhead expense.

The year ended December 31, 2012 was primarily devoted to addressing items related to our ongoing legal and reporting issues as well as retooling the Company’s internet technology infrastructure and products. As announced, the Company has been developing alternative means to market our Visual WebTools™ product while at the same time expanding its internet technology suite and establishing an international framework for taking its products to market.

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of December 31, 2012, the Company, directly or through our subsidiaries, has invested an aggregate of $710,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses (See “Liquidity and Capital Resources,” below).

During 2012 the Company continued to expend time and money to defend itself in the legal actions brought against the Company during the past three years.  In an effort to end the litigation, motions to dismiss the legal actions in the various jurisdictions have been filed and we have entered into a stipulated class action settlement agreement (See Part I, Item 3, above).

Competition throughout the internet software industry continues to intensify.  In particular, competition for the small office/home office business is intensifying with greater attention being directed to this market from a larger variety of product and service providers using new and more aggressive means to market to this industry.  We believe Pacific WebWorks has great potential in the marketplace, but we constantly need more capital and greater processing resources.  We also have the challenge of identifying and effectively implementing our products into new product distribution channels, responding to economic changes generally, continuing to gain marketplace acceptance and we must address shifting public appetites for technology products.  These challenges could pose a threat to our success.

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

Our net revenues for 2012 decreased as compared to 2011 due to continued customer attrition as our marketing was stopped due to legal issues that were ongoing in 2012.  Cash and cash equivalents for 2012 increased as compared to 2011 due to the repayment and return on certain notes receivable.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition and in July and August, 2012, we issued a total of $150,000 in promissory notes payable.   The promissory notes are discussed in more detail below (See “Commitments and Contingent Liabilities”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance as an Internet application service provider.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

Historically we have relied upon equity offerings to pay for additional services and funding and we anticipate that we will likely use private placements of our common stock in the future.  However, we currently have only 286,105 authorized common shares remaining and we will need to increase our authorized common stock to conduct any future offerings.   Accordingly, management anticipates that the Company will conduct a stockholder’s meeting within the next twelve months to amend the Company’s articles of incorporation to increase the authorized common stock.   In any future offering, the purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We likely will rely upon exemptions from the registration requirements provided by federal and state securities laws.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

Investments and Notes Receivable

During the years ended December 31, 2011 and 2012, in addition to our web site business the Company, directly or through our subsidiaries, has invested in other businesses and was issued notes receivable by other businesses.  The Company expects to see returns on these investments and financial arrangements as they continue to mature.

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.

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

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to $500,000.  On July 31, 2012, the maturity date of the promissory note was extended to August 1, 2013 (See Item 13, below.)  We are pleased with the rate of return on this financial instrument and have also ensured that there are satisfactory provisions securing the note.

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest shall be charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce. Grupo Zapata Arce is positioned in an industry experiencing resurgent demand that is especially driven by emerging markets around the world.  We believe that as the company continues to establish its operations it will produce growth and income.

On August 3, 2011, World Commerce Network issued a promissory note in the amount of $250,000 to Bryan Development, LLC for use as working capital in its business investment activities.  The note carries a 5% annual interest rate and can be converted, in whole or in part at the election of the Company, into common stock shares owned or held by Bryan Development, LLC.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013.  We are optimistic about the conversion possibilities associated with this note and continue to work with the borrower to identify promising investment opportunities.

On October 19, 2011, the Company’s Board of Directors resolved to authorize the investment of up to $1,200,000 in Rsignia, Inc.  Rsignia, Inc. is a leading provider of cyber security solutions and services including detection, mitigation, countermeasures and forensics.  The Company, through its Headlamp Ventures, LLC subsidiary, subsequently issued a promissory note in the amount of $1,200,000 to Rsignia, Inc. for use as working capital.  The note carries a 2% annual interest rate and can be converted, in whole or in part at the election of the Company, into common stock shares in an amount equal to 10% of the total outstanding shares at the time of conversion.  The note’s original maturity date of December 31, 2011 was amended to April 15, 2012.  On April 16, 2012, the $1,200,000 Promissory Note previously extended to Rsignia, Inc., went into default.  The Company subsequently provided Rsignia, Inc. with notice of default and a demand for repayment of all outstanding principal and accrued interest.  After ten days in default, the interest rate on the note increased an additional two percent per annum, to four percent per the terms of the note.  On November 26, 2012, the promissory note was repaid in full.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers. For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the year ended December 31, 2012 the Company recognized an $84,597 loss on its equity investment.

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

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.  On September 27, 2012, the promissory note was repaid in full.

On November 15, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, issued a $300,000 promissory note to Bsquare Red, LLC to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.  On December 20, 2012, the promissory note was repaid in full.

Commitments and Contingencies

Current Liabilities: Our total current liabilities at December 31, 2012 included accounts payable and accrued liabilities.  Accounts payable of $80,638 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $632,582 were primarily the result of payroll related liabilities, income tax payable and legal liabilities, offset by estimated refunds and receivables.

The Company was involved in several legal actions and as of December 31, 2011 and 2012 management has recorded a contingent liability of $400,000 in contemplation of the settlement of a number of litigation matters.  The Company was also required to pay $19,000 for costs, attorneys’ fees and future monitoring by the State of Florida Department of Legal Affairs Revolving Trust Fund in the State of Florida Settlement Agreement executed on July 11, 2011, and $15,000 into the client trust account of Henninger Garrison Davis, LLC as part of the Settlement Agreement in the matter of Tompkins et al. v. Pacific WebWorks, Inc. et al. entered into on March 29, 2012.

Also included in current liabilities at December 31, 2012 is $11,195 in deferred revenue primarily related to hosting services and $209,328 in accrued interest payable related to the Company’s notes payable.

Promissory Notes:  On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000.  The holder of the note, Principal Development, LLC, is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 25, 2012, the maturity date of the note was extended to January 27, 2015.

On July 10, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $100,000.  Principal Development, LLC is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

On August 31, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $50,000.  Principal Development, LLC is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes are secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owns in Salt Lake City, Utah.  Principal Development, LLC, the note holder, is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount. Management intends to use the proceeds from the notes for operational expenses.  Accrued interest related to the notes was $134,822 and $209,328 as of December 31, 2011 and 2012, respectively.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note, Scott Johansen, is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of December 31, 2012, the outstanding balance on this note was $16,627.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries.

The following chart is a summary of our financial statements for the years ended December 31, 2011 and 2012 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31,
SUMMARY OF BALANCE SHEET	2011	2012
Cash and cash equivalents	$ 1,283,569	$ 1,655,801
Total current assets	3,742,830	2,865,425
Total assets	10,694,935	9,981,363
Total current liabilities	972,452	933,743
Total liabilities	2,002,452	2,100,370
Accumulated deficit	(9,426,946)	(10,238,436)
Total stockholders’ equity	$ 8,692,483	$ 7,880,993

Total assets decreased at December 31, 2012 as compared to December 31, 2011 primarily as a result of a the impairment of certain investment assets, the use of cash for operating activities and decreases in receivables related to the Visual WebTools business.

At December 31, 2012 total current liabilities decreased compared to 2011 primarily as a result of a decrease in accounts payable, deferred revenue and accrued liabilities.  Long-term liabilities increased due to new promissory notes assumed in 2012.  Our accumulated deficit increased at December 31, 2012 as a result of posting a net loss for the year.

	Year ended December 31,
SUMMARY OF OPERATING RESULTS	2011	2012

Revenues, net	$ 1,701,657	$ 1,082,381
Cost of sales	170,567	222,755
Gross profit	1,531,090	859,626
Total operating expenses	3,217,794	2,009,324
Income (loss) from continuing operations	(1,686,704)	(1,149,698)
Total other income (expense)	(5,365)	(242,056)
Income tax expense (benefit)	(691,900)	(580,264)
Net income (loss)	$ (1,000,169)	$ (811,490)
Basic net income (loss) per share from continuing operations	$ (0.02)	$ (0.02)

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded when earned.  Revenues for product sales are recorded when order fulfillment is complete.

Our net revenues decreased for 2012 compared to 2011 resulting from customer attrition and a lack of new customer acquisition as the Company did not market its software products and services due to ongoing legal issues. Management anticipated that revenues would continue to decline as we developed lower risk methods for marketing our software products and services and worked toward returns on the Company’s acquisitions and investments.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales was 20.6% of net revenues for 2012 as compared to 10.02% of net revenues for 2011.  Cost of sales as a percentage of sales was higher in the 2012 periods due to a decline in hosting sales against certain fixed costs and an increase in hard goods and fulfillment costs related to the Asher, LLC line of business.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term as new revenue streams are developed and matured.

Total operating expenses decreased for 2012 compared to 2011 primarily due to decreases in employee benefit and payroll related expenses, professional fees and merchant fees.  Professional fees include legal, accounting and investor relations fees.  Merchant fees include transaction fees, discount rate fees and customer chargeback fees.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for 2012 compared to 2011 due to decreases in employee benefit and payroll related expenses, professional fees, merchant fees and other overhead-related costs.

Other income of $13,700 recorded in 2012 was primarily related to rent income.  Interest expense of $75,621 was recognized in 2012 related to notes payable, and interest income of $190,211 was recognized in 2012 primarily related to notes receivable.

As a result of the above changes in our operations, we recorded net losses for 2011 and 2012.

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

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded when earned.  Revenues for product sales are recorded when order fulfillment is complete.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2011 and 2012 also resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $400,000 for our operating companies related to the outcome of certain litigation matters.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2012.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital (See Item 3, “Legal Proceedings” for more information.)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

INDEX

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets

28

Consolidated Statements of Operations

29

Consolidated Statements of Stockholders’ Equity

30

Consolidated Statements of Cash Flows

31

Notes to the Consolidated Financial Statements

32

HJ & ASSOCIATES, L.L.C. [logo] CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	50 West Broadway, Suite 600 Salt Lake City, Utah 84101 (801) 328-4408 Fax (801) 328-4461 www.hjcpafirm.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pacific WebWorks, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific WebWorks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 1, 2013

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,283,569	$1,655,801
Receivables
Trade, less allowance for doubtful receivables of $0 in 2011 and $0 in 2012	89,971	51,552
Prepaid expenses and other current assets	6,142	6,142
Inventory	398,620	377,972
Notes receivable	1,950,000	750,000
Interest receivable	14,528	23,958
Total current assets	3,742,830	2,865,425
PROPERTY AND EQUIPMENT, NET	1,815,486	1,781,383
Restricted cash	359,872	507,854
Available-for-sale securities	593,280	82,531
Investments	228,814	208,717
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	2,008,400	2,589,200

Total Assets	$10,694,935	$9,981,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$151,135	$80,638
Accrued liabilities	655,191	632,582
Accrued interest payable	134,822	209,328
Deferred revenue	31,304	11,195
Total current liabilities	972,452	933,743
LONG-TERM LIABILITIES
Notes payable	1,030,000	1,166,627
Total long term liabilities	1,030,000	1,166,627
Total liabilities	2,002,452	2,100,370
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895 shares, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(9,426,946)	(10,238,436)
Total stockholders' equity	8,692,483	7,880,993

Total liabilities and stockholders' equity	$10,694,935	$9,981,363

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2012

Revenues
Hosting, gateway and maintenance fees Product sales	$1,701,657 - 1,701,657	$935,887 146,494 1,082,381
Cost of sales	170,567	222,755
Gross profit	1,531,090	859,626

Selling expenses	13,936	104,439
Research and development	235,348	231,275
General and administrative	2,930,450	1,637,307
Depreciation and amortization	38,060	36,303
Total operating expenses	3,217,794	2,009,324
Loss from operations	(1,686,704)	(1,149,698)

Other income (expense)
Interest income (expense), net	(23,179)	114,590
Loss on equity method investment Loss on available-for-sale securities	(21,186) -	(84,597) (285,749)
Other income	39,000	13,700

Total other income (expense)	(5,365)	(242,056)

Loss before income taxes	(1,692,069)	(1,391,754)
Income tax benefit	(691,900)	(580,800)
Income tax expense	-	536
Net loss	$(1,000,169)	$(811,490)

EARNINGS PER SHARE
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2011 through December 31, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2011	49,713,895	$49,714	$18,069,715	$(8,426,777)	$9,692,652

Net loss for the year ended December 31, 2011	-	-	-	(1,000,169)	(1,000,169)

Balances at December 31, 2011	49,713,895	49,714	18,069,715	(9,426,946)	8,692,483

Net loss for the year ended December 31, 2012	-	-	-	(811,490)	(811,490)

Balances at December 31, 2012	49,713,895	$49,714	$18,069,715	$(10,238,436)	$7,880,993

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2012

Cash Flows From Operating Activities
Net loss	$(1,000,169)	$(811,490)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization Loss on equity method investments Loss on available-for-sale securities	38,060 21,186 -	36,303 84,597 285,749
Changes in assets and liabilities
Deferred tax asset	(691,900)	(580,800)
Receivables	828,965	38,419
Restricted cash	216,117	(147,982)
Inventory	(387,320)	20,648
Interest receivable	(14,528)	(9,430)
Prepaid expenses and other assets	494,176	-
Accounts payable and accrued liabilities	416,198	(18,600)
Deferred revenue	(71,246)	(20,109)

Net cash used by operating activities	(150,461)	(1,122,695)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,250)	(2,200)
Purchase of investments	(250,000)	(64,500)
Cash paid for notes receivable Proceeds from notes receivable	(1,950,000) -	(800,000) 2,000,000
Proceeds from sale of available-for-sale securities	750,000	250,000
Purchase of available-for-sale securities	(593,280)	(25,000)
Net cash provided (used) by investing activities	(2,045,530)	1,358,300

Cash Flows From Financing Activities
Proceeds from notes payable	30,000	150,000
Cash paid on notes payable	-	(13,373)

Net cash provided by financing activities	30,000	136,627

Net increase/(decrease) in cash and cash equivalents	(2,165,991)	372,232

Cash and cash equivalents at beginning of period	3,449,560	1,283,569

Cash and cash equivalents at end of period	$1,283,569	$1,655,801

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,115
Cash paid for income taxes	$-	$536

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Pacific WebWorks, Inc. and its subsidiaries, engage in the development and distribution of web tools software, electronic business storefront hosting, and internet payment systems for individuals and small to mid-sized businesses.  The Company also diversifies its business by engaging in venture investment and small business acquisition activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., PWI, LLC, World Commerce Network, LLC, Promontory Marketing, Inc., Thrifty Seeker, LLC, Headlamp Ventures, LLC and Dynamic WebTools, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates.  Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities.

Cash Equivalents

The Company considers all highly liquid instruments maturing in three months or less when purchased to be cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well-known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had amounts in excess of federally insured limits of $507,335 and $885,471 as of December 31, 2011 and 2012, respectively.

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

Goodwill

The Company adopted FASB ASC 350-10 in 2002. Under FASB ASC 350-10 goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

amount. Events or circumstances which could trigger an additional impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with FASB ASC 350-10, the Company’s Intellipay business unit operates in one principal business segment, a provider of online credit card gateway services.

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed goodwill impairment tests during 2011 and 2012 and concluded that the carrying amount of goodwill did not exceed the implied fair value of the goodwill, accordingly no impairment losses were recognized during the years ended December 31, 2011 and 2012.

Fair Value Measurements

We adopted ASC Topic 820 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$82,531	$-	$-	$82,531
Total assets measured at fair value	$82,531	$-	$-	$82,531

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2011	$343,280	$343,280
Total gains or losses (realized and unrealized)
Included in net loss	(285,749)	(285,749)
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	25,000	25,000
Transfers to Level 3	-	-
Balance at December 31, 2012	$82,531	$82,531

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

We receive revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded when earned.  Revenues for product sales are recorded when order fulfillment is complete.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

Trade and Other Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectablitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $150,000 and $216,661 for the years ended December 31, 2011 and 2012, respectively.

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

Research and development costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2011 and 2012 were $235,348 and $231,275, respectively.

General and administrative costs

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  The Company incurred legal fees of $257,537 in 2012, largely in defense of lawsuits brought by private class action law firms.  See Note 6 for further discussion related to these lawsuits.

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

Capital Structure

The Company has 50,000,000 shares authorized of $0.001 par value voting common stock with 49,713,895 shares issued and outstanding as of December 31, 2011 and 2012.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories’ value is less than original cost, the inventories are reduced to market value.  Inventories, consisting of golf equipment, sports apparel, health supplements, electronics and iron ore mineral totaled $398,620 and $377,972 at December 31, 2011 and 2012, respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Earnings per share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with FASB ASC 260-10 common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.

Statement of Operations Summary Information:		Year ended December 31,
		2011	2012

Numerator:	Net loss	$ (1,000,169)	$ (811,490)

Denominator:	Weighted-average common shares outstanding
	Basic	49,713,895	49,713,895
	Diluted	49,713,895	49,713,895
EARNINGS PER SHARE:
	Basic
	Net loss per share	$ (0.02)	$ (0.02)
	Diluted
	Net loss per share	$ (0.02)	$ (0.02)

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that except for the events described in Note 14, below, there are no other events that would have a material impact on the financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:	December 31,		Estimated useful life (years)
	2011	2012
Computer Equipment	$ 7,350	$ 7,350	3-5
Equipment	32,922	32,922	2-10
Software	4,358	4,358	1-3
Furniture and Fixtures	17,548	17,548	3-10
Building	820,000	820,000	30
Land	1,030,000	1,030,000	-
Leasehold Improvements	10,679	12,879	Lesser of Lease or Useful Life
Total	1,922,857	1,925,057
Less Accumulated Depreciation	(107,371)	(143,674)
	$ 1,815,486	$ 1,781,383

Depreciation and amortization expense for the years ended December 31, 2011 and 2012 was $38,060 and $36,303, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2011	2012
Payroll related liabilities	$ 67,415	$ 44,683
Income tax payable Legal liabilities	92,654 400,000	92,654 400,000
Other	95,122	95,245
	$ 655,191	$ 632,582

NOTE 4 – NOTES PAYABLE

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 25, 2012, the maturity date of the note was extended to January 27, 2015.

On July 10, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $100,000.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

On August 31, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $50,000.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes are secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 4 – NOTES PAYABLE – CONTINUED

owns in Salt Lake City, Utah.  Also, the Note holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount. Management intends to use the proceeds from the notes for operational expenses.  Accrued interest related to the notes was $134,822 and $209,328 as of December 31, 2011 and 2012, respectively.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of December 31, 2012, the outstanding balance on this note was $16,627.

Following is the five year maturity schedule for our notes payable:

Year Ended December 31,	Amount Due
2013	$ 16,627
2014	$ 150,000
2015	$ 1,000,000
2016	$ 0
2017	$ 0

NOTE 5 – NOTES RECEIVABLE

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to $500,000.  On July 31, 2012, the maturity date of the promissory note was extended to August 1, 2013.  It is noted that Bsquare Red, LLC is owned by family members of the Company’s CEO.

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013.

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.  It is noted that Bsquare Red, LLC is owned by family members of the Company’s CEO. On September 27, 2012, the promissory note was repaid in full.

On April 16, 2012, the $1,200,000 Promissory Note previously extended to Rsignia, Inc., went into default.  The Company subsequently provided Rsignia, Inc. with notice of default and a demand for repayment of all outstanding principal and accrued interest.  After ten days in default, the interest rate on the note increased an additional two percent per annum, to four percent per the terms of the note.  On November 26, 2012, the promissory note was repaid in full.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 5 – NOTES RECEIVABLE – CONTINUED

On November 15, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, issued a $300,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note caries an 18% effective annual rate of interest.  It is noted that that Bsquare Red, LLC is owned by family members of the Company’s CEO.  On December 20, 2012, the promissory note was repaid in full.

NOTE 6 – INVESTMENTS

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers. For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the year ended December 31, 2012 the Company recognized an $84,597 loss on its equity investment.

On April 11, 2012, the Company sold the $250,000 in municipal bonds it held and moved the proceeds into a certain money trust account.

NOTE 7 – CONTINGENCIES

The Ridgemaker Ventures II, LLC operating agreement contains a 40% capital call provision specifically associated with the Fisker D-1 round of financing, which includes a 40% capital call component.  Members of Ridgemaker Ventures II, LLC are required to invest an amount up to 40% of their investment to date at the time of the capital call, based on the percentage of the total capital call.  Those members failing to meet the capital call encounter an automatic conversion of their shares into common shares on a 2:1 basis.  Those members that meet the capital call will convert their shares into common shares on a 1:1 basis at such time when there is a market for Fisker securities.  An updated operating agreement was instituted in association with the Fisker E-1 round of financing. The updated operating agreement contains a 30% capital call provision specifically associated with the Fisker E-1 round of financing, which provides for an exchange of D-1 shares on a 1:5.8418 basis for investors that meet their E-1 capital call obligation.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 7 – CONTINGENCIES – CONTINUED

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Issuance

During August 2010, the Company issued an aggregate of 1,500,000 shares of its common stock for payment of $180,000 in prepaid services related to investor relations, consulting and public relations.  The services were provided through the period of July 2010 through July 2011.  The Company recognized expenses of $105,000 for the period between January 2011 and July 2011.

During August 2010, the Company issued an aggregate of 1,940,000 shares of its common stock to two separate companies for payment of $235,000 in prepaid consulting services and costs related to investor relations, consulting and public relations.  The services were provided through the period of July 2010 through July 2011.  The Company recognized expenses of $137,083 for the period between January 2011 and July 2011.

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  The Plan was amended by the Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2012.

During 2011 and 2012, the Company granted no stock options as part of the Plan and no options were outstanding at any time during the years ended December 31, 2011 and 2012.

NOTE 9 – DISCONTINUED OPERATIONS

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

Pending complaints

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 and the

Company carried an accrued liability to provide for this amount through the year ended December 31, 2012.  There has been no active discussion with the leasing company on this matter since 2002.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 9 – DISCONTINUED OPERATIONS – CONTINUED

Discontinued subsidiary – Fundworks, Inc.

In August 2011, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue Fundworks, Inc.  The business operations of Fundworks had been dormant for over a year and it had no outstanding liabilities when it was discontinued.

Discontinued subsidiary – PWI, LLC

The Company’s subsidiary, PWI, LLC has not generated any business activity since 2009.  The Company has no plans to restart the business of PWI, LLC and considers it to be a discontinued subsidiary at this time.

NOTE 10 – LITIGATION MATTERS

Class Action Lawsuits

During the years ended December 31, 2011 and 2012, the Company was involved in five class action law suits.  All plaintiffs in these cases were represented by the same legal firm and each complaint sought class action certification.  The complaints alleged that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action sought compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

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

On September 19, 2011, Lynette Booth filed an action in the Circuit Court of Cook County, Illinois, Chancery Division alleging violations of consumer protection laws by Pacific WebWorks.  This case was removed to the United States District Court for the Northern District of Illinois on December 1, 2011.  Damages are unspecified in this action.  Pacific WebWorks answered the complaint and denied liability, intent to defend against all such claims.

In response to these actions, Pacific WebWorks retained legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois, Washington and California lawsuits.  Our legal counsel opposed class certification and filed motions to dismiss all claims in the Illinois and Washington actions, which motions were granted in part and denied in part.  Pacific WebWorks renewed its motion to dismiss in the Illinois action, which motion has not yet been ruled upon.  In addition, Pacific Webworks brought motions to dismiss the Pelletier, Guffey and Aikens actions, which motions have not yet been ruled upon.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 10 – LITIGATION MATTERS – CONTINUED

On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement required the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The Company’s entry into the settlement agreement was intended to reduce its overall litigation expense by putting an end to the significant legal fees continually incurred to defend against the actions.  As of December 31, 2011 and 2012, the Company had recorded a liability of $400,000 in contemplation of reaching settlement on its outstanding class action lawsuits.  As a part of the settlement agreement, the Company agreed to establish an escrow account and deposit the amount of their maximum contribution into the escrow account to be held there during the settlement approval process.  The escrow account was established and fully funded by the Company with the appropriate $400,000 maximum contribution on July 2, 2012.

On November 28, 2012, the Class Action Settlement received final approval in the Circuit Court of Cook County, Illinois.  On January 10, 2013, the $400,000 held in escrow was contributed to the settlement fund, class counsel and claims administration fees.  The Company considers this matter to be closed.

As a result of the above class actions suits, Blooksy Interactive, LLC had threatened claims of indemnification against Pacific WebWorks.   We denied that we had any duty to defend or indemnify Blooksy Interactive, LLC.

On May 18, 2012, the Company entered into a settlement agreement with Bloosky Interactive, LLC in which the parties agreed to waive any and all indemnification claims against one another.  The Company considers this matter to be closed.

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

NOTE 11 – INCOME TAXES

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 11 – INCOME TAXES – CONTINUED

Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of the enactment.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2011 and 2012:

	2011	2012
Deferred Tax Assets
NOL Carryforward Contingent Liabilities Contribution Carryforward Cumulative Impairment Losses	$ 1,860,900 156,000 - -	$ 2,325,800 156,000 300 40,200
Deferred Tax Liabilities
Depreciation	(8,500)	(4,300)
Valuation Allowance	-	-
Net Deferred Tax Asset	$ 2,008,400	$ 2,518,000

The income tax expense differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2011 and 2012 due to the following:

	2011	2012

Book Income Minimum State Franchise Taxes Federal Tax Refund	$ (659,800) - -	$ (471,500) 780 (244)
Change in Contingent Liabilities	156,000	-
Depreciation	4,000	4,500
Stock Based Expenses	108,000	-
Meals & Entertainment	6,000	2,600
NOL Carryforward Impairment Loss	385,800 -	424,200 40,200
Valuation Allowance	-	-
	$ -	$ 536

As of December 31, 2012, the Company had Net Operating Loss (NOL) carryforwards of approximately $5,963,500 that may be offset against future taxable income from the year 2013 through 2032.  This amount includes a $103,675 increase to the beginning net operating loss balance based upon the results of the 2011 tax return filed by the Company.

Due to the change in ownership provisions of the Tax Reform Act of 1986, Net Operating Loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 11 – INCOME TAXES – CONTINUED

ASC No. 740 requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. As of December 31, 2012, the Company prepared an amendment to its 2009 federal tax return which it has not filed.  As a result of this amendment the Company has accrued a liability of $92,654 which includes $85,935 in income tax due based on the amendment and $6,719 in interest and penalties related to this additional tax.  The following table summarizes the tax years open to scrutiny by taxing authorities for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2009 - 2012
Utah State	2009 - 2012

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 12 – SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended December 31, 2011a
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 1,162,267	$ (1,406,698)
Headlamp Ventures	3,698	(26,509)
IntelliPay	523,901	412,552
Thrifty Seeker	4,251	(4,531)
TradeWorks	7,540	14,663
FundWorks	-	(1,463)
PWI	-	-
Promontory Marketing Dynamic WebTools	- -	(168) -
World Commerce Network	-	11,985
Total	$ 1,701,657	$ (1,000,169)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 12 – SEGMENT REPORTING – CONTINUED

The year ended December 31, 2012 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 460,246	$ (1,175,942)
Headlamp Ventures	132,225	(3,497)
IntelliPay	468,412	386,412
Thrifty Seeker	14,268	(8,886)
TradeWorks	6,501	6,369
FundWorks	-	1,463
PWI	-	11,258
Promontory Marketing Dynamic WebTools	- 729	(191) (47,695)
World Commerce Network	-	19,219
Total	$ 1,082,381	$ (811,490)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has entered into a number of related party transactions with Bsquare Red, LLC, a Utah limited liability company.  Robert Brett Bell and William Marc Bell each hold a 50% membership interest in Bsquare Red, LLC.  Both are brothers of our CEO, K. Lance Bell.  See Note 5 for more detailed information on the note receivable transactions the Company has entered into with Bsquare Red, LLC.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, the Company holds a 51% ownership position in Asher, LLC.  The Headlamp Ventures, LLC interest in Asher, LLC was purchased from James Clayton Roundy, a brother-in-law of our CEO, K. Lance Bell.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  As of December 31, 2012, this ASU has been adopted by the Company and has resulted in no significant impact.

ASU 2012-04, Technical Corrections and Improvements.  This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012, for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.  As of December 31, 2012, this ASU has been adopted by the Company and has resulted in no significant impact.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified the following reportable subsequent event:

On January 10, 2013, the $400,000 held in escrow by the Company related to certain litigation matters was contributed to the class settlement fund, class counsel and claims administration fees per the terms of the Class Action Settlement agreement (see Note 10 – Litigation Matters).

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

On April 13, 2011 we dismissed Morrill & Associates, LLC.  We engaged Michael J. Larsen, Certified Public Accountant on April 14, 2011 and he resigned on April 18, 2011.  On April 21, 2011, we engaged HJ & Associates, LLC, Certified Public Accountants and Consultants, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, it was concluded that our disclosure controls and procedures were effective for the year ended December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our Principal Financial Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

For the year ended December 31, 2012, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2012.  These changes were made to improve internal control over financial reporting and to address material weaknesses discovered during the evaluation made for the year ended December 31, 2011:

•

A new filing system has been implemented to ensure the availability of all transaction records.  Records will be kept in the filing system for a minimum of seven years.

•

A new control has been implemented to ensure sufficient analysis, including business performance projections, in determining the probability of using the Company’s NOL carryforward amounts within the prescribed timeframe.

•

A new control has been implemented to ensure the appropriate application and documentation of generally accepted accounting principles in determining the accounting treatment and valuation of the Company’s investments.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a small reporting company we are not subject to that requirement.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information.  Our bylaws provide for a board of directors consisting of at least three directors.  At the time of this filing, the Company had two vacancies on its board.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no family relationships between our directors and executive officers.

Name	Age	Position Held	Director Term of Office
K. Lance Bell	39	Chairman of the Board Chief Executive Officer President Principal Financial Officer Treasurer	May 2011 until next annual meeting.
Tanner J. Purser	27	Secretary Controller

K. Lance Bell:  On May 18, 2011, the Board appointed K. Lance Bell to fill the director vacancy on our Board and to serve until our next annual meeting or until he is succeeded by a qualified director.  He was also appointed President, Secretary and Chief Financial Officer of the Company at that time.  On December 1, 2012, the Board appointed Lance as Chairman, Chief Executive Officer and Treasurer.  He also remains President and Principal Financial Officer, but resigned his positions as Secretary and Chief Financial Officer at that time.  Lance earned an MBA from Goizueta Business School at Emory University in Atlanta, Georgia.  He also has over 15 years of experience in the IT services industry, including domestic and international architecture and operations management.  From 2001 to 2011 Lance was employed by Cedarcrestone, Inc., a consulting and managed services firm with approximately 600 employees.  He started with that company as a Technical Consultant and advanced to Manager of Application Development.  He then progressed to Director of Application Management in 2006 and then Sr. Director of Information Technology in 2010.  The Board believes Lance’s extensive contacts, domestic and international experience, management and business expertise are a valuable component to our future success.

Tanner J. Purser:  Tanner J. Purser joined Pacific WebWorks, Inc. in April, 2011, as Manager of Accounting.  On December 1, 2012, Tanner was appointed Secretary and promoted to the position of Controller.  Tanner has worked in the accounting field for over 9 years and has also founded and operated numerous small businesses.  Prior to joining Pacific WebWorks, Tanner was employed at HJ & Associates, an audit and tax accounting firm in Salt Lake City, Utah, working in both the tax and audit departments.  Tanner holds a Master of Accountancy degree from Westminster College in Salt Lake City, Utah.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012, and representations that Forms 5 are not required, we believe all forms were filed timely.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our board of directors, including K. Lance Bell, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compen-sation ($)	Total ($)
Kenneth W. Bell Former Chief Executive Officer	2012	142,400	100,000	0	11,439 (2)	253,839
	2011	190,800	45,000	0	16,971 (3)	252,771
Christian R. Larsen Former President	2012	0	0	0	1,478 (4)	1,478
	2011	25,850	25,000	0	12,340 (5)	63,190
K. Lance Bell Chief Executive Officer	2012	212,200	80,000	0	5,220 (6)	297,420
	2011	198,647	70,000	0	5,220 (6)	273,867
Tanner J Purser Secretary	2012	50,208	7,000	0	1,000 (7)	58,208
	2011	31,083	4,000	0	0	35,083
James C. Roundy Former Vice President	2012	45,945	14,000	0	0	59,945
	2011	1,333	0	0	0	1,333

(1)   All stock options granted to our executive officers in prior years were cancelled effective December 31, 2010.

(2)   Represents $6,654 contributed to SIMPLE IRA and $4,785 contributed by the Company for country club membership dues.

(3)   Represents $11,751 contributed to SIMPLE IRA and $5,220 contributed by the Company for country club membership dues.

(4)   Represents $1,478 contributed to SIMPLE IRA.

(5)   Represents $10,600 contribution to SIMPLE IRA and $1,740 contributed by the Company for country club membership dues.

(6)   Represents $5,220 contributed by the Company for country club membership dues.

(7)   Represents $1,000 contributed to SIMPLE IRA.

Employment Contracts

On January 1, 2011 the Company entered into an employment agreement with Lance Bell.  He was originally hired to serve as Executive Vice President of Finance and Administration.  His employment agreement provided for a salary of $190,000 a year, with paid vacation and benefits, and a term starting on January 1, 2011 and terminating on December 31, 2012.  On November 29, 2012, the Company entered into a new employment agreement with Lance Bell.  This agreement calls for him to serve as Chief Executive Officer and President.  The agreement provides for a salary of $212,000 a year, with paid vacation and benefits, and a term starting on December 1, 2012 and terminating on December 31, 2015.  The compensation amount is subject to annual increases starting December 31, 2013 and the agreement provides for annual incentive bonuses to be determined by the Board.

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

Outstanding Equity Awards

The outstanding options granted under the Pacific WebWorks, Inc. 2001 Equity Incentive Plan have been cancelled as of December 31, 2010.  Accordingly, there are no outstanding equity awards held by our named executive officers at December 31, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2012.

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

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of April 1, 2013.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
K. Lance Bell	195,075	Less than 1%
Tanner J Purser	63,365	Less than 1%
All executive officers and directors as a group	258,440	Less than 1%

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

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to $500,000.  On July 31, 2012, the maturity date of the promissory note was extended to August 1, 2013.  Robert Brett Bell and William Marc Bell each hold a 50% membership interest in Bsquare Red, LLC.  Both are brothers of our CEO, K. Lance Bell.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, the Company holds a 51% ownership position in Asher, LLC.  The Headlamp Ventures, LLC interest in Asher, LLC was purchased from James Clayton Roundy, a brother-in-law of our CEO, K. Lance Bell.

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

On February 9, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, established a new revolving line of credit facility and issued an initial $500,000 promissory note to Bsquare Red, LLC to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.  On September 27, 2012, the promissory note was repaid in full.

On November 15, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, issued a $300,000 promissory note to Bsquare Red, LLC to be used as working capital in their internet marketing business.  The note carries an 18% effective annual rate of interest.  On December 20, 2012, the promissory note was repaid in full.

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

	Prior auditor		HJ & Associates
	2012	2011	2012	2011
Audit fees	$ 0	$ 0	$ 58,200	$ 59,700
Audit-related fees	0	0	0	0
Tax fees	0	1,518	4,500	5,700
All other fees	$ 0	$ 0	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are included in this report under Item 8 on pages 26 through 46.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q Filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated July 10, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-Q filed November 14, 2012)
10.3	Promissory Note between Pacific WebWorks and Principal Development LLC, dated August 31, 2012 (Incorporated by reference to exhibit 10.5 to Form 10-Q filed November 14, 2012)
10.4	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012
21.1	Subsidiaries of Pacific WebWorks, Inc.
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PACIFIC WEBWORKS, INC.

By:

/s/K. Lance Bell

K. Lance Bell, President

Date:  April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/K. Lance Bell

K. Lance Bell

President

Chief Executive Officer

Principal Financial Officer

Treasurer

Date:  April 1, 2013

By:   /s/ Tanner J. Purser

Tanner J. Purser

Secretary

Controller

Date:  April 1, 2013