Form 10-Q
period 2013-03-31
PACIFIC WEBWORKS INC
filed 2013-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 14, 2013 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.  Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

23

Item 6.  Exhibits

27

Signatures

28

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheets as of March 31, 2013 and our statements of operations for the three month periods ended March 31, 2013 and 2012 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2012	2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,655,801	$1,526,658
Receivables
Trade, less allowance for doubtful receivables of $0 in 2012 and $0 in 2013	51,552	57,679
Prepaid expenses and other current assets	6,142	6,899
Inventory Notes receivable Interest receivable	377,972 750,000 23,958	393,736 750,000 27,083
Total current assets	2,865,425	2,762,055
PROPERTY AND EQUIPMENT, NET	1,781,383	1,772,931
Restricted cash	507,854	101,307
Available-for-sale securities Investments	82,531 208,717	82,531 204,932
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	2,589,200	2,649,100

Total Assets	$9,981,363	$9,519,109

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$80,638	$102,114
Accrued liabilities	632,582	223,147
Accrued interest payable Notes payable, current portion	209,328 -	229,454 162,868
Deferred revenue	11,195	8,975
Total current liabilities	933,743	726,558
LONG-TERM LIABILITIES
Notes payable	1,166,627	1,000,000
Total long term liabilities	1,166,627	1,000,000
Total liabilities	2,100,370	1,726,558
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(10,238,436)	(10,326,878)
Total stockholders' equity	7,880,993	7,792,551

Total liabilities and stockholders' equity	$9,981,363	$9,519,109

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2012	THREE MONTHS ENDED MAR 31, 2013

Revenues
Hosting, gateway and maintenance fees Product sales	$323,760 - 323,760	$177,514 49,608 227,122
Cost of sales	59,970	52,122
Gross profit	263,790	175,000
Selling expenses	11,471	15,819
Research and development	57,987	58,735
General and administrative	412,753	236,356
Depreciation and amortization	9,105	8,451
Total operating expenses	491,316	319,361
Loss from operations	(227,526)	(144,361)

Other income (expense)
Interest income (expense), net Loss on equity investments	20,353 (27,530)	1,804 (5,785)
Other income	11,219	-

Total other income (expense)	4,042	(3,981)

Loss before income taxes	(223,484)	(148,342)
Income tax benefit	(127,300)	(59,900)
Income tax expense	455	-
Net loss	$(96,639)	$(88,442)

LOSS PER SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2012	THREE MONTHS ENDED MAR 31, 2013

Cash Flows From Operating Activities
Net loss	$(96,639)	$(88,442)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization Loss on equity method investments	9,105 27,530	8,451 5,785
Changes in assets and liabilities
Deferred tax asset	(127,300)	(59,900)
Receivables	29,142	(6,126)
Restricted cash	25,912	406,547
Prepaid expenses and other assets Inventory Interest receivable	(4,500) 1,090 (16,726)	(757) (15,764) (3,125)
Accounts payable and accrued liabilities	(50,577)	(367,833)
Deferred revenue	(7,733)	(2,220)

Net cash used for operating activities	(210,696)	(123,384)

Cash Flows From Investing Activities
Purchase of property and equipment Purchase of available-for-sale securities Cash paid for notes receivable	(2,200) (25,000) (500,000)	- - -
Purchase of investments	-	(2,000)
Net cash used for investing activities	(527,200)	(2,000)

Cash Flows From Financing Activities
Cash paid on notes payable	(2,389)	(3,759)

Net cash used for financing activities	(2,389)	(3,759)

Net decrease in cash and cash equivalents	(740,285)	(129,143)

Cash and cash equivalents at beginning of period	1,283,569	1,655,801

Cash and cash equivalents at end of period	$543,284	$1,526,658

Supplemental disclosures of cash flow information:
Cash paid for interest	$245	$193
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the three month period ending March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes are secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owns in Salt Lake City, Utah.  Also, the Note holder is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount. Management intends to use the proceeds from the notes for operational expenses.  Accrued interest related to the notes was $229,454 as of March 31, 2013.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before December 31, 2013.  During the three month period ended March 31, 2013 the Company made principal payments on the note totaling $3,759 and interest of $193.

Following is the five year maturity schedule for our notes payable:

Year Ended December 31,	Amount Due
2013	$ 12,868
2014	$ 150,000
2015	$ 1,000,000
2016	$ -
2017	$ -

NOTE 3 – NOTES RECEIVABLE

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

On November 15, 2012, the Company, through its Headlamp Ventures, LLC subsidiary, issued a $300,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note caries an 18% effective annual rate of

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

NOTE 3 – NOTES RECEIVABLE – CONTINUED

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

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 and in March, 2013, the Company invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet capital calls approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the year ended December 31, 2012 the Company recognized an $84,597 loss on its equity investment.  For the period ended March 31, 2012 the Company recognized a $5,785 loss on its equity investment.

NOTE 5 – CONTINGENCIES

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

March 31, 2013 and 2012

(Unaudited)

NOTE 5 – CONTINGENCIES – CONTINUED

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

NOTE 6 – LITIGATION MATTERS

As of March 31, 2013, the Company was not involved in any active legal matters.  Prior to that time, and during the year ended December 31, 2012, the Company was involved in five class action law suits. All plaintiffs in these cases were represented by the same legal firm and each complaint sought class action certification.  The complaints alleged that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action sought compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

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

March 31, 2013 and 2012

(Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

NOTE 7 – SEGMENT REPORTING

Segment reporting by business unit follows:

	The period ended March 31, 2012 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 172,140	$ (185,807)
Headlamp Ventures	25,208	(15,119)
IntelliPay	115,954	96,286
Thrifty Seeker	8,117	(4,145)
TradeWorks	2,341	2,341
Fund Works	-	-
PWI	-	-
Promontory Marketing Dynamic WebTools	- -	(44) -
World Commerce Network	-	9,849
Total	$ 323,760	$ (96,639)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	The period ended March 31, 2013 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 51,473	$ (222,476)
Headlamp Ventures	49,313	20,885
IntelliPay	124,204	108,567
Thrifty Seeker	295	(157)
TradeWorks	1,200	1,200
Fund Works	-	-
PWI	-	-
Promontory Marketing Dynamic WebTools	- 637	(45) 519
World Commerce Network	-	3,065
Total	$ 227,122	$ (88,442)

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

March 31, 2013 and 2012

(Unaudited)

NOTE 8 – CRITICAL ACCOUNTING POLICIES – CONTINUED

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

March 31, 2013 and 2012

(Unaudited)

NOTE 8 – CRITICAL ACCOUNTING POLICIES – CONTINUED

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$82,531	$-	$-	$82,531
Total assets measured at fair value	$82,531	$-	$-	$82,531

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2013.  We classify financial instruments in Level 3 of the

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2013 and 2012

(Unaudited)

NOTE 8 – CRITICAL ACCOUNTING POLICIES – CONTINUED

fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  We relied upon a third-party valuation utilizing the market approach in determining the fair value of our Level 3 assets.

	Available-for-sale securities	Total
Balance at December 31, 2012	$82,531	$82,531
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	-	-
Transfers to Level 3	-	-
Balance at March 31, 2012	$82,531	$82,531

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified no reportable subsequent events.

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

The first quarter of 2013 was primarily devoted to retooling the Company’s internet technology infrastructure and products and preparing to re-introduce our products to the marketplace.  As announced, the Company has been developing alternative means to market our Visual WebTools™ product while at the same time expanding its internet technology suite and establishing an international framework for taking its products to market.

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of March 31, 2013, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses (See “Liquidity and Capital Resources,” below).

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

Our net revenues have continued to decline in 2013 due to customer attrition and a lack of new customer acquisition as the Company prepared to re-launch marketing of its software products and services after addressing its former legal issues.  Our cash and cash equivalents also decreased at March 31, 2013 as compared to the period ended December 31, 2012 in support of the Company’s operating activities.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition and in July and August, 2012, we issued a total of $150,000 in promissory notes payable.   The promissory notes are discussed in more detail below (See “Commitments and Contingencies”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at March 31, 2013 included accounts payable, accrued liabilities and notes payable.  Accounts payable of $102,114 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $223,147 were primarily the result of payroll related liabilities and income tax payable liabilities, offset by estimated refunds and receivables.  Notes payable of $162,868 was related to the Company’s December 2, 2011, July 10, 2012, and August 31, 2012, promissory notes.

Also included in current liabilities at March 31, 2013 is $8,975 in deferred revenue primarily related to hosting services and $229,454 in accrued interest payable related to the Company’s January 27, 2010, July 10, 2012 and August 31, 2012 promissory notes.

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

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes are secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owns in Salt Lake City, Utah.  Principal Development, LLC, the note holder, is entitled to collect rents and lease amounts, if any, from the buildings upon any default and may at its option elect to foreclose on the properties.  The Company may make payments prior to the due date and any payment will be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company fails to pay any amount when due, then the amount owing will become immediately due and a default interest rate of 15% shall apply to the principal amount. Management intends to use the proceeds from the notes for operational expenses.  Accrued interest related to the notes was $229,454 as of March 31, 2013.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note, Scott Johansen, is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of March 31, 2013, the outstanding balance on this note was $12,868.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three month periods ended March 31, 2013 and 2012.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2012	Three month period ended March 31, 2013
Cash and cash equivalents	$ 1,655,801	$ 1,526,658
Total current assets	2,865,425	2,762,055
Total assets	9,981,363	9,519,109
Total current liabilities	933,743	726,558
Total liabilities	2,100,370	1,726,558
Accumulated deficit	(10,238,436)	(10,326,878)
Total stockholders’ equity	$ 7,880,993	$ 7,792,551

Total assets decreased at March 31, 2013 as compared to December 31, 2012 primarily as a result of a reduction in restricted cash related to the settlement of our class action lawsuits and a decrease in cash and cash equivalents in support of the Company’s operating activities.  At March 31, 2013 total liabilities also decreased compared to the 2012 year end primarily as a result of the reduction of accrued liabilities related to the settlement of our class action lawsuits.  Our accumulated deficit increased at March 31, 2013 as a result of posting a loss for the three month period ended March 31, 2013 (“2013 first quarter”).

SUMMARY OPERATING RESULTS
	Three month period ended March 31,
	2012	2013
Revenues, net	$ 323,760	$ 227,122
Cost of sales	59,970	52,122
Gross profit	263,790	175,000
Total operating expenses	491,316	319,361
19 SUMMARY OPERATING RESULTS – continued
	Three month period ended March 31,
	2012	2013
Income (loss) from operations	(227,526)	(144,361)
Total other income (expense)	4,042	(3,981)
Income tax benefit (expense)	126,845	59,900
Net loss	(96,639)	(88,442)
Earnings per share - basic	$ (0.00)	$ (0.00)

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

Our net revenues decreased for the 2013 first quarter compared to the 2012 first quarter as a result of customer attrition and a lack of new customer acquisition as the Company prepared to re-launch marketing of its software products and services after addressing its former legal issues.  Management anticipated that revenues would continue to decline as we developed lower risk methods for marketing our software products and services and worked toward returns on the Company’s acquisitions and investments.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales as a percentage of net revenues increased in the 2013 first quarter as compared to the 2012 first quarter.  Cost of sales was 22.9% of net revenues for the 2013 first quarter as compared to 18.5% of net revenues for the 2012 first quarter largely due to a decline in sales against certain fixed costs.  Management anticipates that cost of sales will remain higher as a percentage of sales in the short term due to fixed costs as new revenue streams are developed.

Total operating expenses decreased for the 2013 first quarter compared to the 2012 first quarter primarily due to decreases in employee benefit and payroll related expenses, professional fees, merchant fees and bad debt costs. Professional fees include legal, accounting and investor relations fees.  Merchant fees include transaction fees, discount rate fees and customer chargeback fees.  Bad debt costs result from customer receivables that are determined to be uncollectable.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2013 first quarter compared to the 2012 first quarter primarily due to decreases in employee benefit and payroll related expenses, professional fees, merchant fees, bad debt costs and other overhead-related costs.

As a result of the above changes in our operations, we recorded net losses for the 2013 first quarter and 2012 first quarter.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2012 resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2013.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the first quarter ended March 31, 2013.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated July 10, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-Q filed November 14, 2012)
10.3	Promissory Note between Pacific WebWorks and Principal Development LLC, dated August 31, 2012 (Incorporated by reference to exhibit 10.5 to Form 10-Q filed November 14, 2012)
10.4	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 1, 2013)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	PACIFIC WEBWORKS, INC. By: /s/K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: May 15, 2013	By: /s/Tanner J. Purser Tanner J. Purser Secretary, Controller