Form 10-Q
period 2013-06-30
PACIFIC WEBWORKS INC
filed 2013-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 20, 2013 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

21

Item 6.  Exhibits

25

Signatures

26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of June 30, 2013 and our consolidated statements of operations and cash flows for the periods ended June 30, 2013 and 2012 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2012	2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,655,801	$1,765,167
Receivables
Trade, less allowance for doubtful receivables of $0 in 2012 and $0 in 2013	51,552	71,519
Prepaid expenses and other current assets	6,142	23,309
Inventory Notes receivable Interest receivable	377,972 750,000 23,958	388,339 750,000 30,243
Total current assets	2,865,425	3,028,577
PROPERTY AND EQUIPMENT, NET	1,781,383	8,167
Restricted cash	507,854	96,368
Security deposit	-	4,825
Available-for-sale securities Investments	82,531 208,717	82,531 204,932
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	2,589,200	2,678,200

Total Assets	$9,981,363	$8,049,853

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$80,638	$51,959
Accrued liabilities	632,582	224,287
Accrued interest payable Notes payable, current portion	209,328 -	- 9,065
Deferred revenue	11,195	22,523
Total current liabilities	933,743	307,834
LONG-TERM LIABILITIES
Notes payable	1,166,627	-
Total long term liabilities	1,166,627	-
Total liabilities	2,100,370	307,834
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(10,238,436)	(10,377,410)
Total stockholders' equity	7,880,993	7,742,019

Total liabilities and stockholders' equity	$9,981,363	$8,049,853

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2012	SIX MONTHS ENDED JUN 30, 2013	THREE MONTHS ENDED JUN 30, 2012	THREE MONTHS ENDED JUN 30, 2013

Revenues
Hosting, gateway and maintenance fees	$612,053	$359,813	$285,173	$182,299
Product sales	-	141,189	-	91,581
	612,053	501,002	285,173	273,880
Cost of sales	115,769	159,656	52,511	107,534
Gross profit	496,284	341,346	232,662	166,346
Selling expenses	20,902	75,128	12,719	52,143
Research and development	109,159	120,738	51,172	62,003
General and administrative	728,540	506,866	315,787	277,676
Depreciation and amortization	18,211	14,612	9,106	6,161
Total operating expenses	876,812	717,344	388,784	397,983
Loss from operations	(380,528)	(375,998)	(156,122)	(231,637)

Other income (expense)
Interest income (expense), net Loss on equity investment	54,860 (57,858)	10,519 (5,785)	34,507 (30,328)	8,715 -
Other income Gain on sale of assets	13,700 -	- 143,290	5,600 -	- 143,290

Total other income (expense)	10,702	148,024	9,779	152,005

Loss before income taxes	(369,826)	(227,974)	(146,343)	(79,632)
Income tax benefit	(183,500)	(89,000)	(56,200)	(29,100)
Income tax expense	455	-	-	-
Net loss	$(186,781)	$(138,974)	$(90,143)	$(50,532)

LOSS PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2012	SIX MONTHS ENDED JUN 30, 2013

Cash Flows From Operating Activities
Net loss	$(186,781)	$(138,974)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization Loss on equity method investments Gain on sale of assets	18,211 57,858 -	14,612 5,785 (143,290)
Changes in assets and liabilities
Deferred tax asset Deposits	(183,500) -	(89,000) (4,825)
Receivables	(14,319)	(19,967)
Restricted cash	4,759	411,486
Prepaid expenses and other assets Inventory Interest receivable	- 3,190 (30,153)	(17,167) (10,367) (6,285)
Accounts payable and accrued liabilities	(43,206)	(403,431)
Deferred revenue	(12,465)	11,328

Net cash used for operating activities	(386,406)	(390,095)

Cash Flows From Investing Activities
Purchase of property and equipment Purchase of investments Cash paid for notes receivable Purchase of available-for-sale securities	(2,200) (30,000) (500,000) (25,000)	- (2,000) - -
Proceeds from sale of available-for-sale securities Proceeds from sale of property and equipment	250,000 -	- 509,023
Net cash provided by (used for) investing activities	(307,200)	507,023

Cash Flows From Financing Activities
Cash paid on notes payable	(6,003)	(7,562)

Net cash used for financing activities	(6,003)	(7,562)

Net increase (decrease) in cash and cash equivalents	(699,609)	109,366

Cash and cash equivalents at beginning of period	1,283,569	1,655,801

Cash and cash equivalents at end of period	$583,960	$1,765,167

Supplemental disclosures of cash flow information:
Cash paid for interest	$583	$341
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013 and 2012

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the three month period ending June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 – NOTES PAYABLE

On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000.  The holder of the note was entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 25, 2012, the maturity date of the note was extended to January 27, 2015.

On July 10, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $100,000.  The holder of the note was entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

On August 31, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $50,000.  The holder of the note was entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes were secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owned in Salt Lake City, Utah.  Also, the Note holder was entitled to collect rents and lease amounts, if any, from the buildings upon any default and could at its option elect to foreclose on the properties.  The Company could make payments prior to the due date and any payments were to be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company failed to pay any amount when due, then the amount owing would become immediately due and a default interest rate of 15% would apply to the principal amount. On June 6, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied the Promissory Notes dated January 27, 2010, July 10, 2012 and August 31, 2012 in full.  Accrued interest related to the notes was $0 as of June 30, 2013.  A gain of $143,290 was recognized on the sale of these assets at June 30, 2013.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013 and 2012

(Unaudited)

NOTE 2 – NOTES PAYABLE – CONTINUED

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before December 31, 2013.  During the six month period ended June 30, 2013 the Company made principal payments on the note totaling $7,562 and interest of $341.

Following is the five year maturity schedule for our notes payable:

Year Ended December 31,	Amount Due
2013	$ 9,065
2014	$ -
2015	$ -
2016	$ -
2017	$ -

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

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013 and 2012

(Unaudited)

NOTE 4 – INVESTMENTS – CONTINUED

having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 and in March, 2013, the Company invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet capital calls approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the year ended December 31, 2012 the Company recognized an $84,597 loss on its equity investment.  For the six month period ended June 30, 2013 the Company recognized a $5,785 loss on its equity investment.

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

During the second quarter of 2013 the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

NOTE 6 – LITIGATION MATTERS

As of June 30, 2013, the Company was not involved in any active legal matters.  Prior to that time, and during the year ended December 31, 2012, the Company was involved in five class action law suits.  All plaintiffs in these cases were represented by the same legal firm and each complaint sought class action certification.  The complaints alleged that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action sought compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013 and 2012

(Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

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

June 30, 2013 and 2012

(Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013 and 2012

(Unaudited)

NOTE 7 – SEGMENT REPORTING – CONTINUED

	Three Months Ended		Three Months Ended
	June 30, 2012[a]		June 30, 2013[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 123,595	$ (195,565)	$ 41,962	$ (163,874)
IntelliPay	122,942	99,083	113,383	97,018
Headlamp Ventures	32,935	6,288	90,705	45,190
TradeWorks	1,560	1,428	1,070	938
FundWorks	-	-	-	-
Thrifty Seeker	4,140	(4,419)	876	(86)
Promontory Marketing	-	(59)	-	(369)
World Commerce Network Dynamic WebTools	- -	3,101 -	- 25,884	3,100 (32,449)
Total	$ 285,172	$ (90,143)	$ 273,880	$ (50,532)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	Six Months Ended		Six Months Ended
	June 30, 2012[a]		June 30, 2013[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 295,736	$ (381,372)	$ 93,435	$ (386,350)
IntelliPay	238,896	195,369	237,587	205,585
Headlamp Ventures	61,264	(8,831)	140,018	66,075
TradeWorks	3,901	3,769	2,270	2,138
FundWorks	-	-	-	-
Thrifty Seeker	12,257	(8,563)	1,171	(243)
Promontory Marketing	-	(102)	-	(414)
World Commerce Network Dynamic WebTools	- -	12,949 -	- 26,521	6,165 (31,930)
Total	$ 612,054	$ (186,781)	$ 501,002	$ (138,974)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

June 30, 2013 and 2012

(Unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$82,531	$-	$-	$82,531
Total assets measured at fair value	$82,531	$-	$-	$82,531

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  We relied upon a third-party valuation utilizing the market approach in determining the fair value of our Level 3 assets.

[See following page.]

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2013 and 2012

(Unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

	Available-for-sale securities	Total
Balance at December 31, 2012	$82,531	$82,531
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	-	-
Transfers to Level 3	-	-
Balance at June 30, 2013	$82,531	$82,531

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified the following reportable subsequent event.

On July 23, 2013, the maturity date on the $500,000 promissory note extended by the Company to Bsquare Red, LLC on July 28, 2011 was amended to August 1, 2014.  It is noted that Bsquare Red, LLC is owned by family members of the Company’s CEO.

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

The second quarter of 2013 was primarily devoted to retooling the Company’s Internet technology infrastructure and products and preparing to re-introduce our products to the marketplace.  As announced, the Company has been developing alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for taking its products to market.

During the second quarter of 2013 the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied in full the majority of its promissory notes.  A gain of $143,290 was recognized on the sale of these assets at June 30, 2013.  During the quarter the Company also entered into a lease agreement for commercial office space that runs through May 31, 2018 (See “Commitments and Contingencies”).

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of June 30, 2013, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses (See “Liquidity and Capital Resources,” below).

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

Our net revenues have continued to decline in 2013 due to customer attrition and a lack of new customer acquisition as the Company has worked to re-launch marketing of its software products and services after addressing its former legal issues.  Our cash and cash equivalents increased at June 30, 2013 as compared to the period ended December 31, 2012 primarily as a result of the disposal of property and equipment related to the sale of the Company’s principal office building and second commercial property in Salt Lake City, Utah.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition.  On June 6, 2013, all other promissory notes issued by the Company were paid and satisfied in full.   The promissory notes are discussed in more detail below (See “Commitments and Contingencies”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

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

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to $500,000.  On July 23, 2013, the maturity date of the promissory note was extended to August 1, 2014.  It is noted that Bsquare Red, LLC is owned by family members of the Company’s CEO.  We are pleased with the rate of return on this financial instrument and have also ensured that there are satisfactory provisions securing the note.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at June 30, 2013 included accounts payable, accrued liabilities and notes payable.  Accounts payable of $51,959 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $224,286 were primarily the result of payroll related liabilities and income tax payable liabilities, offset by estimated refunds and receivables.  Notes payable of $9,065 was related to the Company’s December 2, 2011 promissory note.

Also included in current liabilities at June 30, 2013 is $22,523 in deferred revenue primarily related to hosting services.

During the second quarter of 2013 the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

Promissory Notes:  On January 27, 2010, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $1,000,000.  The holder of the note, Principal Development, LLC, was entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before January 27, 2012.  On January 25, 2012, the maturity date of the note was extended to January 27, 2015.

On July 10, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $100,000.  Principal Development, LLC was entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

On August 31, 2012, the Company executed a Promissory Note Secured by a Deed of Trust with Assignment of Rents in the principal amount of $50,000.  Principal Development, LLC was entitled to receive the entire principal amount with all accrued interest, at 7% interest per annum, payable on or before December 31, 2012.  On November 2, 2012, the maturity date of the note was extended to January 10, 2014.

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes were secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owned in Salt Lake City, Utah.  Principal Development, LLC, the note holder, was entitled to collect rents and lease amounts, if any, from the buildings upon any default and could at its option elect to foreclose on the properties.  The Company could make payments prior to the due date and any payments were to be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company failed to pay any amount when due, then the amount owing would become immediately due and a default interest rate of 15% would apply to the principal amount. On June 6, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied the Promissory Notes dated January 27, 2010, July 10, 2012 and August 31, 2012 in full.  Accrued interest related to the notes was $0 as of June 30, 2013.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note, Scott Johansen, is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of June 30, 2013, the outstanding balance on this note was $9,065.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and six month periods ended June 30, 2013 and 2012.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2012	Six month period ended June 30, 2013
Cash and cash equivalents	$ 1,655,801	$ 1,765,167
Total current assets	2,865,425	3,028,577
Total assets	9,981,363	8,049,853
Total current liabilities	933,743	307,833
Total liabilities	2,100,370	307,833
Accumulated deficit	(10,238,436)	(10,377,410)
Total stockholders’ equity	$ 7,880,993	$ 7,742,019

Total assets decreased at June 30, 2013 as compared to December 31, 2012 primarily as a result of the disposal of property and equipment related to the sale of the Company’s principal office building and second commercial property in Salt Lake City, Utah and a reduction in restricted cash related to the settlement of the class action lawsuit brought against the Company.  At June 30, 2013 total liabilities also decreased compared to the 2012 year end as a result of satisfying the majority of the Company’s notes payable.  Our accumulated deficit increased at June 30, 2013 as a result of posting a net loss for the six month period ended June 30, 2013.

SUMMARY OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2012	2013	2012	2013
Revenues, net	$ 285,173	$ 273,880	$ 612,053	$ 501,002
Cost of sales	52,511	107,534	115,769	159,656
Gross profit	232,662	166,346	496,284	341,346
Total operating expenses	388,784	397,983	876,812	717,344
Income (loss) from operations	(156,122)	(231,637)	(380,528)	(375,998)
Total other income (expense) Income tax benefit (expense) Net income (loss) Earnings per share - basic	9,779 56,200 (90,143) $ (0.00)	152,005 29,100 (50,532) $ (0.00)	10,702 183,500 (186,781) $ (0.00)	148,024 89,000 (138,974) $ (0.00)

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

Our net revenues decreased for the 2013 second quarter and six month period compared to the 2012 interim periods as a result of customer attrition and a lack of new customer acquisition as the Company has worked to re-launch marketing of its software products and services after addressing its former legal issues.  Management anticipated that revenues would continue to decline as we developed lower risk methods for marketing our software products and services and worked toward returns on the Company’s acquisitions and investments.

Cost of sales includes costs related to fulfillment, customer service, certain royalties and commissions, amortization of purchased customer portfolios, service personnel, telecommunications and data center costs.  Cost of sales as a percentage of net revenues increased in the 2013 second quarter and six month periods as compared to the 2012 interim periods.  Cost of sales was 39.3% of net revenues for the 2013 second quarter as compared to 18.4% of net revenues for the 2012 second quarter and was 31.9% of net revenues for the 2013 six month period compared to 18.9% of net revenues for the 2012 six month period.  The increases in the 2013 interim periods were largely due to a decline in sales against certain fixed costs and the allocation of those marketing expenses directly related to new customer acquisition to cost of sales.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay marketing expenses directly related to new customer acquisition.

Total operating expenses decreased for the 2013 second quarter compared to the 2012 second quarter primarily due to decreases in employee benefit and payroll related expenses, professional fees, merchant fees and bad debt costs. Professional fees include legal, accounting and investor relations fees.  Merchant fees include transaction fees, discount rate fees and customer chargeback fees.  Bad debt costs result from customer receivables that are determined to be uncollectable.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  General and administrative expenses decreased for the 2013 second quarter and six month period compared to the 2012 interim periods due to decreases in employee benefit and payroll related expenses, professional fees, merchant fees, bad debt costs and other overhead-related costs.

As a result of the above changes in our operations, we recorded net losses for the 2013 second quarter and six month period and 2012 interim periods.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2013.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended June 30, 2013.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We experienced increased legal actions from 2009 until 2012 related to our marketing strategies and these legal actions required our cash flows to be directed to our legal defense.  Our marketing strategies had relied upon resellers and affiliate marketers and these third parties may lack sufficient knowledge regarding proper marketing activities.  As a result, we were included in litigation alleging violations of consumer protection and federal RICO laws, fraud and use of deceptive trade practices.  We have settled these legal actions; however, we may be subject to similar litigation in the future that may increase our cost of doing business.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 1, 2013)
10.2	Lease Agreement between Pacific WebWorks, Inc. and DSI, dated June 13, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: August 14, 2013	By: /s/ Tanner J. Purser Tanner J. Purser Secretary, Controller