Form 10-Q
period 2013-09-30
PACIFIC WEBWORKS INC
filed 2013-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 14, 2013 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

22

Item 1A.  Risk Factors

22

Item 6.  Exhibits

26

Signatures

27

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of September 30, 2013 and our consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2013 and 2012 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2012	2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,655,801	$1,583,939
Receivables
Trade, less allowance for doubtful receivables of $0 in 2012 and $0 in 2013	51,552	77,812
Prepaid expenses and other current assets	6,142	91,687
Inventory Notes receivable Interest receivable	377,972 750,000 23,958	378,037 750,000 33,438
Total current assets	2,865,425	2,914,913
PROPERTY AND EQUIPMENT, NET	1,781,383	6,395
Restricted cash	507,854	111,860
Security deposit	-	4,825
Available-for-sale securities Investments	82,531 208,717	82,531 204,932
Goodwill	1,946,253	1,946,253
Deferred Tax Asset	2,589,200	2,734,700

Total Assets	$9,981,363	$8,006,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$80,638	$25,623
Accrued liabilities	632,582	138,103
Accrued interest payable Notes payable, current portion	209,328 -	- 43,677
Deferred revenue	11,195	62,177
Total current liabilities	933,743	269,580
LONG-TERM LIABILITIES
Notes payable	1,166,627	-
Total long term liabilities	1,166,627	-
Total liabilities	2,100,370	269,580
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(10,238,436)	(10,382,600)
Total stockholders' equity	7,880,993	7,736,829

Total liabilities and stockholders' equity	$9,981,363	$8,006,409

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2012	NINE MONTHS ENDED SEP 30, 2013	THREE MONTHS ENDED SEP 30, 2012	THREE MONTHS ENDED SEP 30, 2013
Revenues
Hosting, gateway and maintenance fees	$861,602	$761,399	$249,549	$401,586
Product sales	-	200,351	-	59,162
	861,602	961,750	249,549	460,748
Cost of sales	151,979	450,941	46,142	291,285
Gross profit	709,623	510,809	203,407	169,463
Selling expenses	30,316	115,003	9,414	39,875
Research and development	166,289	175,810	57,130	55,072
General and administrative	1,055,628	755,877	317,156	249,011
Depreciation and amortization	27,316	16,385	9,105	1,773
Total operating expenses	1,279,549	1,063,075	392,805	345,731
Loss from operations	(569,926)	(552,266)	(189,398)	(176,268)

Other income (expense)
Interest income (expense), net Loss on equity investment	88,654 (77,996)	32,443 (5,785)	33,794 (20,137)	21,924 -
Other income Gain on sale of assets	13,700 -	- 143,290	- -	- -

Total other income (expense)	24,358	169,948	13,657	21,924

Loss before income taxes	(545,568)	(382,318)	(175,741)	(154,344)
Deferred income tax benefit	(251,400)	(145,500)	(67,900)	(56,500)
Income tax expense (benefit)	535	(92,654)	80	(92,654)
Net loss	$(294,703)	$(144,164)	$(107,921)	$(5,190)

LOSS PER SHARE
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2012	NINE MONTHS ENDED SEP 30, 2013

Cash Flows From Operating Activities
Net loss	$(294,703)	$(144,164)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization Loss on equity method investments Gain on sale of assets	27,316 77,996 -	16,385 5,785 (143,290)
Changes in assets and liabilities
Deferred tax asset Deposits	(251,400) -	(145,500) (4,825)
Receivables	36,045	(26,260)
Restricted cash	(314,703)	395,994
Prepaid expenses and other assets Inventory Interest receivable	- 11,056 (44,930)	(89,819) (65) (9,480)
Accounts payable and accrued liabilities	19,291	(706,929)
Deferred revenue	(17,208)	50,982

Net cash used for operating activities	(751,240)	(801,186)

Cash Flows From Investing Activities
Purchase of property and equipment Purchase of investments Cash paid for notes receivable Purchase of available-for-sale securities	(2,200) (37,500) (500,000) (25,000)	- (2,000) - -
Proceeds from notes receivables	500,000	-
Proceeds from sale of available-for-sale securities Proceeds from sale of property and equipment	250,000 -	- 1,850,000
Net cash provided by investing activities	185,300	1,848,000

Cash Flows From Financing Activities
Proceeds from notes payable	150,000	42,738
Cash paid on notes payable	(9,663)	(1,161,414)

Net cash provided by (used for) financing activities	140,337	(1,118,676)

Net increase (decrease) in cash and cash equivalents	(425,603)	(71,862)

Cash and cash equivalents at beginning of period	1,283,569	1,655,801

Cash and cash equivalents at end of period	$857,966	$1,583,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$874	$440
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2013 and 2012

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the nine month period ending September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

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

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes were secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owned in Salt Lake City, Utah.  Also, the Note holder was entitled to collect rents and lease amounts, if any, from the buildings upon any default and could at its option elect to foreclose on the properties.  The Company could make payments prior to the due date and any payments were to be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company failed to pay any amount when due, then the amount owing would become immediately due and a default interest rate of 15% would apply to the principal amount. On June 6, 2013, the Company sold its principal office building and second commercial building in

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2013 and 2012

 (Unaudited)

NOTE 2 – NOTES PAYABLE – CONTINUED

Salt Lake City, Utah for a total of $1,850,000.  The proceeds of the sale satisfied the $1,340,597 in Promissory Notes dated January 27, 2010, July 10, 2012 and   August 31, 2012 in full including all accrued interest, with the remaining cash proceeds of $509,023 remitted directly to the Company.  A gain of $143,290 was recognized on the sale of these assets during the nine month period ended September 30, 2013.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before December 31, 2013.  During the nine month period ended September 30, 2013 the Company made principal payments on the note totaling $11,414 and interest of $440.

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  During the nine month period ended September 30, 2013, the Company made principal payments of $4,274 and interest of $103.

Following is the five year maturity schedule for our notes payable:

Year Ended December 31,	Amount Due
2013	$ 18,034
2014	$ 25,643
2015	$ -
2016	$ -
2017	$ -

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

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest is charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2013 and 2012

 (Unaudited)

NOTE 3 – NOTES RECEIVABLE – CONTINUED

purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce.  Grupo Zapata Arce is positioned in an industry experiencing resurgent demand that is especially driven by emerging markets around the world.  However, as of August 31, 2013 Grupo Zapata Arce is in default under the promissory note and Headlamp Ventures has initiated legal action to collect the amount due.  (See Note 6 – Litigation Matters, below.)

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

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 and in March, 2013, the Company invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet capital calls approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the year ended December 31, 2012 the Company recognized an $84,597 loss on its equity investment.  For the nine month period ended September 30, 2013 the Company recognized a $5,785 loss on its equity investment.

NOTE 5 – COMMITMENTS & CONTINGENCIES

The Ridgemaker Ventures II, LLC operating agreement contains a 40% capital call provision specifically associated with the Fisker D-1 round of financing, which includes a 40% capital call component.  Members of Ridgemaker Ventures II, LLC are required to invest an amount up to 40% of their investment to date at the time of the capital call, based on the percentage of the total capital call. Those members failing to meet the capital call encounter an automatic conversion of their shares into common shares on a 2:1 basis.  Those members that meet the capital call will convert their shares into common shares on a 1:1 basis at such time when there is a market for Fisker securities.  An updated

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2013 and 2012

 (Unaudited)

NOTE 5 – COMMITMENTS & CONTINGENCIES – CONTINUED

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

In response to these actions, Pacific WebWorks retained legal counsel to vigorously defend the Company in these lawsuits.  Discovery began on the class certification phase in the Illinois,

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2013 and 2012

 (Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

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

September 30, 2013 and 2012

 (Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

as legal counsel to defend the Company.  On April 24, 2012 the Company’s motion to dismiss was granted by the Court and this matter is considered to be closed.

On September 6, 2013 our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages.  As of the date of this report, Mr. Didier has not responded to the complaint.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 7 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	September 30, 2012[a]		September 30, 2013[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 94,721	$ (199,046)	$ 33,370	$ (85,067)
IntelliPay	113,331	91,787	116,617	97,759
Headlamp Ventures	39,321	270	59,080	25,320
TradeWorks	930	930	950	950
FundWorks	-	-	-	-
Thrifty Seeker	1,246	(293)	82	(57)
Promontory Marketing	-	(44)	-	(45)
World Commerce Network Dynamic WebTools	- -	3,135 (4,660)	- 250,649	3,134 (47,185)
Total	$ 249,549	$ (107,921)	$ 460,748	$ (5,191)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

         [See following page.]

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2013 and 2012

 (Unaudited)

NOTE 7 – SEGMENT REPORTING – CONTINUED

	Nine Months Ended		Nine Months Ended
	September 30, 2012[a]		September 30, 2013[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 390,457	$ (580,418)	$ 126,805	$ (471,416)
IntelliPay	352,227	287,156	354,204	303,344
Headlamp Ventures	100,585	(8,561)	199,098	91,395
TradeWorks	4,831	4,698	3,220	3,088
FundWorks	-	-	-	-
Thrifty Seeker	13,502	(8,856)	1,253	(300)
Promontory Marketing	-	(146)	-	(459)
World Commerce Network Dynamic WebTools	- -	16,084 (4,660)	- 277,170	9,299 (79,115)
Total	$ 861,602	$ (294,703)	$ 961,750	$ (144,164)

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

September 30, 2013 and 2012

 (Unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$82,531	$-	$-	$82,531
Total assets measured at fair value	$82,531	$-	$-	$82,531

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.  We relied upon a third-party valuation utilizing the market approach in determining the fair value of our Level 3 assets.

	Available-for-sale securities	Total
Balance at December 31, 2012	$82,531	$82,531
Total gains or losses (realized and unrealized)
Included in net loss	-	-
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	-	-
Transfers to Level 3	-	-
Balance at September 30, 2013	$82,531	$82,531

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth during 2009 and this growth was related largely to the upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tools in connection with the major retail sites. However, due to legal matters that the Company encountered in 2010, 2011 and 2012, Management determined that it was prudent to stop marketing the Company’s products while the legal matters were addressed.  This resulted in a significant decline in our revenues.  Consistent with this reduction in revenues, management has taken steps to reduce our overhead expense.

The third quarter of 2013 was primarily devoted to the continued improvement of the Company’s Internet technology infrastructure and products and re-introducing our products to the marketplace.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

During the second quarter of 2013 the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied in full the majority of its promissory notes.  A gain of $143,290 was recognized on the sale of these assets during the period ended September 30, 2013.  During the second quarter the Company also entered into a lease agreement for commercial office space that runs through May 31, 2018 (See “Commitments and Contingencies”).

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of September 30, 2013, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses (See “Liquidity and Capital Resources,” below).

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

Our net revenues have increased in 2013 as compared to the three and nine month periods ended September 30, 2012 as a result of growth in the Headlamp Ventures business and the renewed marketing of the Company’s software products.  Our cash and cash equivalents decreased at September 30, 2013 as compared to the period ended December 31, 2012 as a result of supporting the Company’s operating activities.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition.  On June 6, 2013, all other promissory notes issued by the Company were paid and satisfied in full.  On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its D&O and business insurance.  The promissory notes are discussed in more detail below (See “Commitments and Contingencies”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance as an Internet application service provider.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

Historically we have relied upon equity offerings to pay for additional services and funding and we anticipate that we will likely use private placements of our common stock in the future.  However, we currently have only 286,105 authorized common shares remaining and we will need to increase our authorized common stock to conduct any future offerings.   Accordingly, management anticipates that the Company will conduct a stockholder’s meeting in the future to amend the Company’s articles of incorporation to increase the authorized common stock.   In any future offering, the purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We likely will rely upon exemptions from the registration requirements provided by federal and state securities laws.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

Investments and Notes Receivable

During the years ended December 31, 2011 and 2012, in addition to our web site business the Company, directly or through our subsidiaries, has invested in other businesses and was issued notes receivable by other businesses.  The Company expects to see returns on these investments and financial arrangements as they continue to mature. However, there are certain risks associated with investing in early stage ventures and the Company recognizes that it may, from time to time, need to impair the carrying value of its investment assets.

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

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest shall be charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce. Grupo Zapata Arce is positioned in an industry experiencing resurgent demand that is especially driven by emerging markets around the world.  However, as of August 31, 2013 Grupo Zapata Arce is in default under the promissory note and Headlamp Ventures has initiated legal action to collect the amount due.  (See Part II, Item 1. Legal Proceedings, below.)

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

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers. For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  For the year ended December 31, 2011 the Company recognized a $21,186 loss on its equity investment and for the year ended December 31, 2012 the Company recognized an $84,597 loss on its equity investment.  For the nine month period ended September 30, 2013 the Company recognized a $5,785 loss on its equity investment.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, Headlamp Ventures holds a 51% ownership position in Asher, LLC.

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at September 30, 2013 included accounts payable, accrued liabilities and notes payable.  Accounts payable of $25,623 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $138,103 were primarily the result of payroll related liabilities and income tax payable liabilities, offset by estimated refunds and receivables.  Notes payable of $5,213 was related to the Company’s December 2, 2011 promissory note and $38,464 was related to the Company’s August 28, 2013 insurance financing agreement.

Also included in current liabilities at September 30, 2013 is $62,177 in deferred revenue primarily related to hosting services.

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

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes were secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owned in Salt Lake City, Utah.  Principal Development, LLC, the note holder, was entitled to collect rents and lease amounts, if any, from the buildings upon any default and could at its option elect to foreclose on the properties.  The Company could make payments prior to the due date and any payments were to be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company failed to pay any amount when due, then the amount owing would become immediately due and a default interest rate of 15% would apply to the principal amount. On June 6, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied the Promissory Notes dated January 27, 2010, July 10, 2012 and August 31, 2012 in full.  Accrued interest related to the notes was $0 as of September 30, 2013.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note, Scott Johansen, is entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of September 30, 2013, the outstanding balance on this note was $5,213.

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its Directors and Officers insurance and its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  As of September 30, 2013, the outstanding balance was $38,464.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and nine month periods ended September 30, 2013 and 2012.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2012	Nine month period ended Sept. 30, 2013
Cash and cash equivalents	$ 1,655,801	$ 1,583,939
Total current assets	2,865,425	2,914,913
Total assets	9,981,363	8,006,409
Total current liabilities	933,743	269,580
Total liabilities	2,100,370	269,580
Accumulated deficit	(10,238,436)	(10,382,600)
Total stockholders’ equity	$ 7,880,993	$ 7,736,829

Total assets decreased at September 30, 2013 as compared to December 31, 2012 primarily as a result of the disposal of property and equipment related to the sale of the Company’s principal office building and second commercial property in Salt Lake City, Utah and a reduction in restricted cash related to the settlement of the class action lawsuit brought against the Company.  At September 30, 2013 total liabilities also decreased compared to the 2012 year end as a result of satisfying the majority of the Company’s notes payable.  Our accumulated deficit increased at September 30, 2013 as a result of posting a net loss for the nine month period ended September 30, 2013.

SUMMARY OPERATING RESULTS
	Three month period ended September 30,		Nine month period ended September 30,
	2012	2013	2012	2013
Revenues, net	$ 249,549	$ 460,748	$ 861,602	$ 961,750
Cost of sales	46,142	291,285	151,979	450,941
Gross profit	203,407	169,463	709,623	510,809
Total operating expenses	392,805	345,731	1,279,549	1,063,075
Income (loss) from operations	(189,398)	(176,268)	(569,926)	(552,266)
18 SUMMARY OPERATING RESULTS - continued
	Three month period ended September 30,		Nine month period ended September 30,
	2012	2013	2012	2013
Total other income (expense)	13,657	21,924	24,358	169,948
Income tax benefit (expense)	67,900	56,500	251,400	145,500
Net income (loss)	(107,921)	(5,190)	(294,703)	(144,164)
Earnings per share - basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

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

Our net revenues increased for the 2013 third quarter and nine month period compared to the 2012 interim periods as a result of growth within the Company’s Headlamp Ventures business and the renewed marketing of the Company’s internet technology products and service.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues increased in the 2013 third quarter and nine month periods as compared to the 2012 interim periods.  Cost of sales was 63.2% of net revenues for the 2013 third quarter as compared to 18.5% of net revenues for the 2012 third quarter and was 46.9% of net revenues for the 2013 nine month period compared to 17.6% of net revenues for the 2012 nine month period.  The increases in the 2013 interim periods were due to increased commissions directly related to new customer acquisition and increased merchant fees related to processing sales.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, internet fees and other overhead-related costs.  General and administrative expenses decreased for the 2013 third quarter and nine month period compared to the 2012 interim periods due to decreases in employee benefit and payroll related expenses, professional fees, bad debt costs and other overhead-related costs.

Total operating expenses decreased for the 2013 interim periods compared to the 2012 interim periods primarily due to decreases in employee benefit and payroll related expenses, professional fees and bad debt costs.  Professional fees include legal, accounting and investor relations fees.  Bad debt costs result from customer receivables that are determined to be uncollectable.

Total other income increased for the 2013 interim periods compared to the 2012 interim periods primarily due interest income for loans and the gain on the sale of our principal office building.

As a result of the above changes in our operations, we recorded net losses for the 2013 third quarter and nine month period and 2012 interim periods.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at September 30, 2013.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended September 30, 2013.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 6, 2013 our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages.  As of the date of this report, Mr. Didier has not responded to the complaint.

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

Our expansion into international markets exposes our business to risks related to those economies which may result in loss of revenues.

We are selling our technology in the international markets and as a result, our future revenues may be affected by the economies of these countries.  Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 1, 2013)
10.2	Lease Agreement between Pacific WebWorks, Inc. and DSI, dated June 13, 2013 (Incorporated by reference to exhibit 10.2 to Form 10-Q filed August 14, 2013)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: November 14, 2013	By: /s/ Tanner J. Purser Tanner J. Purser Secretary, Controller