Form 10-K
period 2013-12-31
PACIFIC WEBWORKS INC
filed 2014-03-31
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 49,222,655 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price ($.0271) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 28, 2013) was approximately $1,333,934.

The number of shares outstanding of the registrant’s common stock as of March 15, 2014 was 49,713,895.

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

26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

47

Item 9A.  Controls and Procedures

47

Item 9B.  Other Information

47

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

48

Item 11.  Executive Compensation

49

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  and Related Stockholder Matters

51

Item 13.  Certain Relationships and Related Transactions, and Director Independence

52

Item 14.  Principal Accounting Fees and Services

53

PART IV

Item 15.  Exhibits, Financial Statement Schedules

54

Signatures

55

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

PART I

ITEM 1.  BUSINESS

Historical Development

The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   At December 31, 2013 we had seven wholly-owned subsidiaries:

•

Intellipay, Inc., a Delaware corporation, specializes in providing online, secure and real-time payment processing services for businesses of all sizes.

•

TradeWorks Marketing, Inc., a Delaware corporation, incorporated to mass market our products and services.

•

Promontory Marketing, Inc., a Wyoming corporation, incorporated to market our products and services.

•

World Commerce Network, LLC, a Utah limited liability company, operates our seminar business.

•

Headlamp Ventures, LLC, a Utah limited liability company, pursues business acquisitions and investments.

•

Thrifty Seeker, LLC, a Utah limited liability company, competes in the daily deals space.

•

Dynamic WebTools, LLC, a Utah limited liability company, builds our Internet technology business.

Our Business

Since January 1999 our business operations have been focused on providing Internet application services to small to mid-sized businesses to establish a business presence on the Internet.  In 2011 the Company’s management decided to expand operations to also include an investment and business consulting arm to seek expansion opportunities into synergistic industries or businesses.

Pacific WebWorks’ Web Site Business

Pacific WebWorks is an application service provider and software development firm that develops business software technologies and services for business merchants and organizations using Internet and other technologies. We specialize in turnkey applications allowing small- to medium-sized businesses to expand over the Internet.  Our product family provides tools for web site creation, management and maintenance, electronic business storefront hosting and Internet payment systems for the small- to medium-sized business and organization.  Additionally, we have integrated our product with many of the popular online auction/sales portals enabling our customers to easily sell their products at these portals using our Visual WebTools™ product.

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

WebWizard 5 is an easy-to-use web page design program that possesses a simple user interface and templates for the novice, yet has very powerful additional functionalities for web design professionals. WebWizard 5 incorporates sophisticated site components like tables, frames, flash and other multimedia capabilities in a straightforward, menu driven process.  No complicated programming skills are required to use the WebWizard tool. Our customers can easily manage their sites’ layout, colors, content, tables and graphics. WebWizard includes a library of hundreds of graphics that are readily accessible by our customers.  WebWizard allows our customers to quickly and easily create, update, modify and enhance their web sites.  It also integrates with social media outlets such as Twitter, Facebook and MySpace.  Changes can be uploaded to our servers within minutes, 24 hours a day, 7 days a week from any Internet-connected Microsoft Windows® computer.

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

WebChannels is an e-mail distribution program that enables our customers to send customized e-mails in either plaintext or HTML format to their WebContacts database of visitors.  Since e-mail is the most popular activity on the web, and one of the most effective forms of Internet marketing, WebChannels provides our customers with a practical tool with which to promote their businesses.  For example, by using WebChannels, a client could easily send out a weekly newsletter, coupons or special offers to an entire customer base, certain visitor types or to a segment of their customers.

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

ExpertLink™ is Intellipay's proprietary connection protocol for high-volume Internet businesses requiring reliable, high velocity real-time transaction authorizations linked to their own secure web site and/or back office systems. ExpertLink is a standards-based secure communications method allowing web and application developers to build in ePayment processing and features like batch management commands, duplicate transaction detection and management, and more.  Our customers usually purchase ExpertLink™ or LinkSmart™, and both come with Smart Terminal™ and the Secure Account Management System.

LinkSmart™ gives our online customers ePayment features with minimal technical installation required. With LinkSmart™, our customer does not need to pay for installation and maintenance of expensive secure servers since LinkSmart™ serves the secure, customizable payment pages for them.  LinkSmart™ offloads many expensive mission-critical e-commerce tasks from the merchant.

Smart Terminal™ allows our customers to securely log into their Intellipay account from any Internet browser and authorize manual transactions and orders they have received through offline methods.  Smart Terminal™ supports industry-standard transactions including normal authorizations, authorization-only for delayed settlement, settlement for non-Intellipay authorized transactions, credits, partial credits and more. Most clients receive Smart Terminal along with LinkSmart™ or ExpertLink™, but Smart Terminal™can also be purchased as a stand-alone product.

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

Sales and Marketing

We initially marketed and sold our products primarily through a variety of online marketing partners and programs. Due to the difficulty of controlling the marketing message delivered through this manner of marketing we are constantly seeking improvements to the methods of distribution for our products. This may, at times, limit the speed with which we are able to increase revenues moving forward; however, we believe it will result in a more satisfied customer who will remain with our service for a more extended period of time. We believe the ease and versatility of our products, which allows small businesses to participate in Internet commerce by creating and managing their own Internet web sites and storefronts at a reasonable cost, will continue to be a major selling point.

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

Major Customers

Our client base includes approximately 11,000 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  Prior to 2010 a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  We are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

We also note that a significant portion of Intellipay sales are with Fundtech Corporation whom we view as a major customer.  During the year ended December 31, 2013, the Company recorded revenues of $264,789 related to the Fundtech Corporation account.

Trademark, Licenses and Intellectual Property

We own trademarks for Visual WebTools™ (United States Patent and Trademark Office Serial No. 567,136) that we acquired and became responsible for upon our merger with Utah WebWorks.  In addition we have trademarks for Pacific WebWorks™ and ClipOn Commerce™.

On August 2, 2007 we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for “Intellipay.”  The mark has been renewed for 10 years.

On August 30, 2007 we received notice of acceptance and acknowledgment from the U.S. Department of Commerce Patent and Trademark Office validating our registration of a trademark for “Increase My Margin.”  The mark has been registered for 10 years.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2013, we recorded research and development expense of $236,263 and during the year ended December 31, 2012, we recorded research and development expense of $231,275 primarily related to the maintenance of our technologies and the development of our new offerings.

Investments and Business Consulting

During the year ended December 31, 2011, the Company’s management decided to expand operations to include an investment and business consulting arm which seeks expansion opportunities into synergistic industries or businesses.  Our subsidiaries’ search for business opportunities to invest in and this search will not be limited to any particular geographical area or industry.  Our subsidiaries’ management has unrestricted discretion in seeking a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Business opportunity participation is governed by the parent company management and board of directors.  In addition, the selection of a business opportunity in which to participate is complex and extremely risky and will be made by the subsidiary’s management in the exercise of its business judgment and due diligence including valuation and return on investment estimates.  We cannot be assured that the subsidiaries will be able to identify only business opportunities which will ultimately prove to be beneficial to the Company and our stockholders.  The following transactions occurred during 2011, 2012 and 2013.

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

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents.  Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.  On November 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013 the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to $0, the current estimated market value.

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

Employees

As of the date of this filing, Pacific WebWorks has a total of eight full time employees.  We have two employees in administration, one employee in sales and marketing, two development engineers, one web designer, one business manager and one customer service employee.  Our employees are not presently covered by any collective bargaining agreement.  We have not experienced any work stoppages and believe that our relations with our employees are good.

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

ITEM 2.  PROPERTIES

On June 6, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah for a total of $1,901,894.  The proceeds of the sale satisfied $1,392,871 in Promissory Notes issued by the Company including all accrued interest, with the remaining cash proceeds of $509,023 remitted directly to the Company.  A gain of $143,290 was recognized on the sale of these assets during the year ended December 31, 2013.

On June 13, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

ITEM 3.  LEGAL PROCEEDINGS

Class Action Lawsuits

During the years ended December 31, 2012 and 2013, the Company was involved in five class action law suits.  All plaintiffs in these cases were represented by the same legal firm and each complaint sought class action certification.  The complaints alleged that Pacific WebWorks violated consumer protection laws, committed fraud and used deceptive trade practices in relation to the manner in which Pacific WebWorks charged for purchases of its products.  Each action sought compensatory and punitive damages, plus reasonable costs and attorney fees.  The actions are as follows:

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

On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement required the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The Company’s entry into the settlement agreement was intended to reduce its overall litigation expense by putting an end to the significant legal fees continually incurred to defend against the actions.  As of December 31, 2012 the Company had recorded a liability of $400,000 in contemplation of reaching settlement on its outstanding class action lawsuits.  As a part of the settlement agreement, the Company agreed to establish an escrow account and deposit the amount of their maximum contribution into the escrow account to be held there during the settlement approval process.  The escrow account was established and fully funded by the Company with the appropriate $400,000 maximum contribution on July 2, 2012.

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict.  As of the date of the filing of this report a judge has not been appointed to hear this case.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed to trade on the OTC Bulletin Board under the symbol “PWEB.”  In May 2011 our listing was moved to the OTC Markets Pink and it returned to the OTC Bulletin Board in May 2012.  The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2013 and 2012 as reported by the OTC Markets and OTC Bulletin Board.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2013		2012
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.03 0.059 0.056 0.02	$ 0.005 0.01 0.012 0.01	$ 0.045 0.034 0.025 0.015	$ 0.028 0.01 0.008 0.001

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

Holders

As of March 15, 2014 we had 406 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

The year ended December 31, 2013 was primarily devoted to the continued improvement of the Company’s Internet technology infrastructure and products and re-introducing our products to the marketplace.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

During the year ended December 31, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied in full the majority of its promissory notes.  A gain of $143,290 was recognized on the sale of these assets during the year ended December 31, 2013.  On June 13, 2013, the Company also entered into a lease agreement for commercial office space that runs through May 31, 2018 (See Item 2, above and “Commitments and Contingencies,” below).

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of December 31, 2013, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $2,800,000 of which has been repaid as of December 31, 2013 (See “Liquidity and Capital Resources,” below).

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

Our net revenues have increased in 2013 as compared to 2012 as a result of growth in the Headlamp Ventures business and the renewed marketing of the Company’s software products.  Our cash and cash equivalents increased at December 31, 2013 as compared to the period ended December 31, 2012 primarily as a result of collecting repayment of some of the Company’s notes receivable.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition which was satisfied in full at December 31, 2013.  On June 6, 2013, all other promissory notes issued by the Company were paid and satisfied in full.  On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its Director & Officer and business insurance.  The promissory notes are discussed in more detail below (See “Commitments and Contingencies”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance as an Internet application service provider.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.

Historically we have relied upon equity offerings to pay for additional services and funding; however, we currently have only 286,105 authorized common shares remaining.  We will need to increase our authorized common stock to conduct any future offerings.   Accordingly, management anticipates that the Company will conduct a stockholder’s meeting to amend the Company’s articles of incorporation to increase the authorized common stock.   In any future offering, the purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We likely will rely upon exemptions from the registration requirements provided by federal and state securities laws.  We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

Investments and Notes Receivable

During the years ended December 31, 2012 and 2013, in addition to our web site business the Company, directly or through our subsidiaries, has invested in other businesses and was issued notes receivable by other businesses.  The Company expects to see returns on these investments and financial arrangements as they continue to mature. However, there are certain risks associated with investing in early stage ventures and the Company recognizes that it may, from time to time, need to impair the carrying value of its investment assets.

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents.  Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.  On November 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013 the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to $0, the current estimated market value.

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

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their Internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to

$500,000.  On July 31, 2012, the maturity date of the promissory note was extended to August 1, 2013.  On July 23, 2013, the maturity date of the promissory note was extended to August 1, 2014.  It is noted that Bsquare Red, LLC is owned by family members of the Company’s CEO (See Item 13, below).  On December 30, 2013, the promissory note was repaid in full.

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest shall be charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce. Grupo Zapata Arce is positioned in an industry experiencing resurgent demand that is especially driven by emerging markets around the world.  However, as of August 31, 2013 Grupo Zapata Arce is in default under the promissory note.  Headlamp Ventures has therefore initiated legal action to collect the amount due and has recognized impairment expense of $353,000 to impair the iron ore inventory carrying value to $0.

On August 3, 2011, World Commerce Network issued a promissory note in the amount of $250,000 to Bryan Development, LLC for use as working capital in its business investment activities.  The note carries a 5% annual interest rate and can be converted, in whole or in part at the election of World Commerce Network, into common stock shares owned or held by Bryan Development, LLC.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013 and on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014.  We are optimistic about the conversion possibilities associated with this note and continue to work with the borrower to identify promising investment opportunities.

On November 11, 2011, Headlamp Ventures, LLC invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, Headlamp Ventures holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, Headlamp Ventures invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, Headlamp Ventures invested an additional total of $34,500 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  On March 28, 2013, Headlamp Ventures invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  For the year ended December 31, 2012 the Company recognized a $84,597 loss on its equity investment and for the year ended December 31, 2013 the Company recognized an $210,717 loss on its equity investment.

On December 2, 2011, Headlamp Ventures, LLC invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, Headlamp Ventures holds a 51% ownership position in Asher, LLC.

Commitments and Contingencies

Current Liabilities: Our total current liabilities at December 31, 2013 included accounts payable, accrued liabilities and notes payable.  Accounts payable of $47,765 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $146,196 were primarily the result of payroll related liabilities, income tax payable and legal liabilities, offset by estimated refunds and receivables.

The Company was involved in several legal actions as of December 31, 2012 and management had recorded a contingent liability of $400,000 in contemplation of the settlement of a number of litigation matters.  On January 10, 2013, the Company paid $400,000 in the settlement of a number of litigation matters.  The Company was also required to pay $15,000 into the client trust account of Henninger Garrison Davis, LLC as part of the Settlement Agreement in the matter of Tompkins et al. v. Pacific WebWorks, Inc. et al. entered into on March 29, 2012.

Also included in current liabilities at December 31, 2013 is $61,661 in deferred revenue primarily related to hosting services.

During the year ended December 31, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

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

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes were secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owned in Salt Lake City, Utah.  Also, Principal Development was entitled to collect rents and lease amounts, if any, from the buildings upon any default and could at its option elect to foreclose on the properties.  The Company could make payments prior to the due date and any payments were to be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company failed to pay any amount when due, then the amount owing would become immediately due and a default interest rate of 15% would apply to the principal amount. On June 6, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah and satisfied the Promissory Notes dated January 27, 2010, July 10, 2012 and August 31, 2012 in full. Accrued interest related to the notes was $0 as of December 31, 2013.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note was entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of December 31, 2013, the principal and interest on this note had been satisfied in full.

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  As of December 31, 2013, the outstanding balance was $25,643.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries.

The following chart is a summary of our financial statements for the years ended December 31, 2012 and 2013 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31,
SUMMARY OF BALANCE SHEET	2012	2013
Cash and cash equivalents	$ 1,655,801	$ 1,928,821
Total current assets	2,865,425	2,368,746
Total assets	9,981,363	4,480,014
Total current liabilities	933,743	281,265
Total liabilities	2,100,370	281,265
Accumulated deficit	(10,238,436)	(13,920,680)
Total stockholders’ equity	$ 7,880,993	$ 4,198,749

Total assets decreased at December 31, 2013 as compared to December 31, 2012 primarily as a result of the recognition of a valuation allowance related to the Company’s deferred tax asset, impairment of certain investment assets and inventory, the disposal of property and equipment to satisfy notes payable and a reduction in restricted cash related to the settlement of certain legal matters.

At December 31, 2013 total current liabilities decreased compared to 2012 primarily as a result of a decrease in accounts payable, accrued liabilities and accrued interest payable.  Long-term liabilities decreased due to the satisfaction of notes payable.  Our accumulated deficit increased at December 31, 2013 as a result of posting a net loss for the year.

	Year ended December 31,
SUMMARY OF OPERATING RESULTS	2012	2013

Revenues, net	$ 1,082,381	$ 1,664,100
Cost of sales	222,755	727,887
Gross profit	859,626	936,213
Total operating expenses	2,009,324	1,673,253
Loss from operations	(1,149,698)	(737,040)
Total other income (expense)	(242,056)	(448,658)
Income tax benefit (expense)	580,264	(2,496,546)
Net loss	$ (811,490)	$ (3,682,244)
Basic net loss per share from continuing operations	$ (0.02)	$ (0.07)

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

Our net revenues increased for 2013 compared to 2012 as a result of growth within the Company’s Headlamp Ventures business and the renewed marketing of the Company’s Internet technology products and service.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales was 43.7% of net revenues for 2013 as compared to 20.6% of net revenues for 2012.  Cost of sales as a percentage of sales was higher in the 2013 periods due to increased commissions directly related to new customer acquisition, increased merchant fees related to processing sales and an increase in hard goods and fulfillment costs related to the Asher, LLC line of business.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

Total operating expenses decreased for 2013 compared to 2012 primarily due to decreases in employee benefit and payroll related expenses, professional fees and bad debt costs.  Professional fees include legal, accounting and investor relations fees.  Bad debt costs result from customer receivables that are determined to be uncollectable.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, Internet fees and other overhead-related costs.  General and administrative expenses decreased for 2013 compared to 2012 due to decreases in employee benefit and payroll related expenses, professional fees, bad debt costs and other overhead-related costs.

Interest expense of $34,450 was recognized in 2013 related to notes payable, and interest income of $88,750 was recognized in 2013 primarily related to notes receivable.

As a result of the above changes in our operations, we recorded net losses for 2012 and 2013.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2012 and 2013 also resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies related to the outcome of certain litigation matters.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2013.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital (See Item 3, “Legal Proceedings” for more information.)

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

December 31, 2013 and 2012

INDEX

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets

28

Consolidated Statements of Operations

29

Consolidated Statements of Stockholders’ Equity

30

Consolidated Statements of Cash Flows

31

Notes to the Consolidated Financial Statements

32

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pacific WebWorks, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific WebWorks, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2014

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,655,801	$1,928,821
Receivables
Trade, less allowance for doubtful receivables of $0 in 2012 and $0 in 2013	51,552	88,024
Prepaid expenses and other current assets	6,142	48,520
Inventory, net	377,972	22,999
Notes receivable	750,000	250,000
Interest receivable	23,958	30,382
Total current assets	2,865,425	2,368,746
PROPERTY AND EQUIPMENT, NET	1,781,383	9,420
Restricted cash Security deposit	507,854 -	120,676 4,825
Available-for-sale securities	82,531	-
Investments	208,717	-
Goodwill Deferred Expenses	1,946,253 -	1,946,253 30,094
Deferred Tax Asset	2,589,200	-

Total Assets	$9,981,363	$4,480,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$80,638	$47,765
Accrued liabilities	632,582	146,196
Accrued interest payable Notes payable, current portion	209,328 -	- 25,643
Deferred revenue	11,195	61,661
Total current liabilities	933,743	281,265
LONG-TERM LIABILITIES
Notes payable	1,166,627	-
Total long term liabilities	1,166,627	-
Total liabilities	2,100,370	281,265
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895 shares, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(10,238,436)	(13,920,680)
Total stockholders' equity	7,880,993	4,198,749

Total liabilities and stockholders' equity	$9,981,363	$4,480,014

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2013

Revenues
Hosting, gateway and maintenance fees	$935,887	$1,378,131
Product sales	146,494	285,969
	1,082,381	1,664,100

Cost of sales	222,755	727,887
Gross profit	859,626	936,213

Selling expenses	104,439	169,352
Research and development	231,275	236,263
General and administrative	1,637,307	1,249,604
Depreciation and amortization	36,303	18,034
Total operating expenses	2,009,324	1,673,253
Loss from operations	(1,149,698)	(737,040)

Other income (expense)
Interest income (expense), net	114,590	54,300
Loss on equity investment Loss on available-for-sale securities Impairment of assets Gain on sale of assets	(84,597) (285,749) - -	(210,717) (82,531) (353,000) 143,290
Other income	13,700	-

Total other income (expense)	(242,056)	(448,658)

Loss before income taxes	(1,391,754)	(1,185,698)
Income tax benefit Valuation allowance	580,800 -	410,800 (3,000,000)
Income tax (expense) benefit	(536)	92,654
Net loss	$(811,490)	$(3,682,244)

LOSS PER SHARE
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2012 through December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2012	49,713,895	$49,714	$18,069,715	$(9,426,946)	$8,692,483

Net loss for the year ended December 31, 2012	-	-	-	(811,490)	(811,490)

Balances at December 31, 2012	49,713,895	49,714	18,069,715	(10,238,436)	7,880,993

Net loss for the year ended December 31, 2013	-	-	-	(3,682,244)	(3,682,244)

Balances at December 31, 2013	49,713,895	$49,714	$18,069,715	$(13,920,680)	$4,198,749

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2013

Cash Flows From Operating Activities
Net loss	$(811,490)	$(3,682,244)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization Loss on equity method investments Loss on available-for-sale securities Gain on sale of assets Impairment of assets Deferred tax asset valuation allowance	36,303 84,597 285,749 - - -	18,034 210,717 82,531 (143,290) 353,000 3,000,000
Changes in assets and liabilities
Deferred tax asset Deposits	(580,800) -	(410,800) (4,825)
Receivables	38,419	(36,472)
Restricted cash	(147,982)	387,178
Inventory	20,648	1,973
Interest receivable	(9,430)	(6,424)
Prepaid expenses and other assets	-	(72,472)
Accounts payable and accrued liabilities	(18,600)	(728,587)
Deferred revenue	(20,109)	50,466

Net cash used for operating activities	(1,122,695)	(981,215)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,200)	(4,675)
Purchase of investments	(64,500)	(2,000)
Cash paid for notes receivable Proceeds from notes receivable	(800,000) 2,000,000	- 500,000
Proceeds from sale of available-for-sale securities Proceeds from sale of property and equipment	250,000 -	- 1,901,894
Purchase of available-for-sale securities	(25,000)	-
Net cash provided by investing activities	1,358,300	2,395,219

Cash Flows From Financing Activities
Proceeds from notes payable	150,000	42,738
Cash paid on notes payable	(13,373)	(1,183,722)

Net cash provided by (used for) financing activities	136,627	(1,140,984)

Net increase in cash and cash equivalents	372,232	273,020

Cash and cash equivalents at beginning of period	1,283,569	1,655,801

Cash and cash equivalents at end of period	$1,655,801	$1,928,821

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,115	$908
Cash paid for income taxes	$536	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well-known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had amounts in excess of federally insured limits of $885,471 and $786,464 as of December 31, 2012 and 2013, respectively.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed goodwill impairment tests during 2012 and 2013 and concluded that the carrying amount of goodwill did not exceed the implied fair value of the goodwill, accordingly no impairment losses were recognized during the years ended December 31, 2012 and 2013.

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

December 31, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$-	-	$-	-
Total assets measured at fair value	$-	$-	$-	$-

Assets and liabilities measeured at fair value on a recurring basis were as follows at December 31, 2012:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$82,531	-	$-	82,531
Total assets measured at fair value	$82,531	$-	$-	$82,531

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Available-for-sale securities	Total
Balance at December 31, 2012	$82,531	$82,531
Total gains or losses (realized and unrealized)
Included in net loss	(82,531)	(82,531)
Valuation adjustment	-	-
Purchases, issuances, and settlements, net	-	-
Transfers to Level 3	-	-
Balance at December 31, 2013	$-	$-

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and capital lease obligations approximate carrying value based on their effective interest rates compared to current market prices.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

Trade and Other Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectablitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $216,661 and $17,767 for the years ended December 31, 2012 and 2013, respectively.

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2012 and 2013 were $231,275 and $236,263, respectively.

General and administrative costs
General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  The Company incurred legal fees of $49,738 in 2013.  See Note 6 for further discussion related to these lawsuits.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

Capital Structure

The Company has 50,000,000 shares authorized of $0.001 par value voting common stock with 49,713,895 shares issued and outstanding as of December 31, 2012 and 2013.

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories’ value is less than original cost, the inventories are reduced to market value.  Inventories, consisting of sports apparel, electronics and iron ore mineral totaled $377,972 and $22,999 at December 31, 2012 and 2013, respectively.  The Company recognized impairment expense of $353,000 to reduce its iron ore inventory carrying value to $0 at December 31, 2013.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Earnings per share

The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted earnings (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with FASB ASC 260-10 common stock options have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the options.  There were no dilutive instruments at December 31, 2013 or 2012.

Statement of Operations Summary Information:		Year ended December 31,
		2012	2013

Numerator:	Net loss	$ (811,490)	$ (3,682,244)

Denominator:	Weighted-average common shares outstanding
	Basic	49,713,895	49,713,895
	Diluted	49,713,895	49,713,895
EARNINGS PER SHARE:
	Basic
	Net loss per share	$ (0.02)	$ (0.07)
	Diluted
	Net loss per share	$ (0.02)	$ (0.07)

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that except for the events described in Note 15, below, there are no other events that would have a material impact on the financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:	December 31,		Estimated useful life (years)
	2012	2013
Computer Equipment	$ 7,350	$ 9,843	3-5
Equipment	32,922	30,292	2-10
Software	4,358	4,358	1-3
Furniture and Fixtures	17,548	17,548	3-10
Building	820,000	-	30
Land	1,030,000	-	-
Leasehold Improvements	12,879	6,230	Lesser of Lease or Useful Life
Total	1,925,057	68,271
Less Accumulated Depreciation	(143,674)	(58,851)
	$ 1,781,383	$ 9,420

Depreciation and amortization expense for the years ended December 31, 2012 and 2013 was $36,303 and $18,034, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2012	2013
Payroll related liabilities	$ 44,683	$ 49,150
Income tax payable Legal liabilities	92,654 400,000	- -
Other	95,245	97,046
	$ 632,582	$ 146,196

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 4 – NOTES PAYABLE – CONTINUED

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

The January 27, 2010, July 10, 2012 and August 31, 2012 Promissory Notes were secured by a deed of trust with assignment of rents on the Company’s principal office building and a second commercial building the Company owned in Salt Lake City, Utah.  Also, the Note holder was entitled to collect rents and lease amounts, if any, from the buildings upon any default and could at its option elect to foreclose on the properties.  The Company could make payments prior to the due date and any payments were to be applied first to the reduction of interest and the balance to the outstanding principal.   In the event that the Company failed to pay any amount when due, then the amount owing would become immediately due and a default interest rate of 15% would apply to the principal amount. On June 6, 2013, the Company sold its principal office building and second commercial building in Salt Lake City, Utah for a total of $1,850,000.  The proceeds of the sale satisfied the $1,392,871 in Promissory Notes dated January 27, 2010, July 10, 2012 and August 31, 2012 in full including all accrued interest, with the remaining cash proceeds of $509,023 remitted directly to the Company.  A gain of $143,290 was recognized on the sale of these assets during the year ended December 31, 2013.

On December 2, 2011, the Company assumed a Promissory Note in the principal amount of $30,000 as part of its acquisition of Asher, LLC.  The holder of the note was entitled to receive the entire principal amount with all accrued interest, at 5% interest per annum, on or before January 1, 2014.  As of December 31, 2013, the principal and interest on this note had been satisfied in full.  During the year ended December 31, 2013, the Company made principal payments on the note totaling $16,627 and interest of $495.

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its business insurance. The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  During the year ended December 31, 2013, the Company made principal payments of $17,095 and interest of $413.  The remaining $25,643 is due and payable prior to December 31, 2014.

NOTE 5 – NOTES RECEIVABLE

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their Internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to $500,000.  On July 31, 2012, the maturity date of the promissory note was extended to August 1, 2013.  On July 23, 2013, the maturity date of the promissory note was extended to August 1, 2014.  It is noted that Bsquare Red, LLC is owned by family members of the Company’s CEO.  On December 30, 2013, the promissory note was repaid in full.

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013 and on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 5 – NOTES RECEIVABLE – CONTINUED

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest is charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce.  Grupo Zapata Arce is positioned in an industry experiencing resurgent demand that is especially driven by emerging markets around the world.  However, as of August 31, 2013 Grupo Zapata Arce is in default under the promissory note and Headlamp Ventures has initiated legal action to collect the amount due.  (See Note 10 – Litigation Matters, below.)

NOTE 6 – INVESTMENTS

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value. On November 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013 the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to $0, the current estimated market value.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers. For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members. On March 28, 2013, the Company invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  For the year ended December 31, 2012 the Company recognized a $84,597 loss on its equity investment and for the year ended December 31, 2013 the Company recognized an $210,717 loss on its equity investment.

NOTE 7 – COMMITMENTS & CONTINGENCIES

The Ridgemaker Ventures II, LLC operating agreement contains a 40% capital call provision specifically associated with the Fisker D-1 round of financing, which includes a 40% capital call component.  Members of Ridgemaker Ventures II, LLC are required to invest an amount up to 40% of their investment to date at the time of the capital call, based on the percentage of the total capital call.  Those members failing to meet the capital call encounter an automatic conversion of their shares into common shares on a 2:1 basis.  Those members that meet

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 7 – COMMITMENTS & CONTINGENCIES – CONTINUED

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

During the year ended December 31, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

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

During 2012 and 2013, the Company granted no stock options as part of the Plan and no options were outstanding at any time during the years ended December 31, 2012 and 2013.

NOTE 9 – DISCONTINUED OPERATIONS

Discontinued subsidiary – World Commerce Network, LLC

In July 2002, the Board of Directors of Pacific WebWorks, Inc. resolved to discontinue World Commerce

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 9 – DISCONTINUED OPERATIONS – CONTINUED

Network, LLC.  World Commerce Network became a consolidated entity with the Company in March 2000.

On July 20, 2011 the Board of Directors of Pacific WebWorks, Inc. resolved to activate World Commerce Network, LLC for the purpose of pursuing investment opportunities.  All amounts that were classified as “discontinued” in the prior year have been reclassified.

Pending complaints

In September 2002, World Commerce Network, LLC received a complaint from a leasing company for recourse obligations funded for customer leases during 2000 for seminar related activities.  The agreement between World Commerce Network and the leasing company provides for recourse on leases in which customers have not made first payment.  Estimated recourse obligations for World Commerce Network approximate $95,000 and the Company carried an accrued liability to provide for this amount through the year ended December 31, 2013.  There has been no active discussion with the leasing company on this matter since 2002.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 10 – LITIGATION MATTERS – CONTINUED

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 10 – LITIGATION MATTERS – CONTINUED

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict.  As of the date of the filing of this report a judge has not been appointed to hear this case.

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2012 and 2013:

	2012	2013
Deferred Tax Assets
NOL Carryforward Contingent Liabilities Contribution Carryforward Cumulative Impairment Losses	$ 2,325,800 156,000 300 111,400	$ 2,778,200 - 2,900 223,600
Deferred Tax Liabilities
Depreciation	(4,300)	(4,700)
Valuation Allowance	-	(3,000,000)
Net Deferred Tax Asset	$ 2,589,200	$ -

The income tax expense differs from the amount of income tax determined by applying the U.S. federal and state

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 11 – INCOME TAXES – CONTINUED

income tax rates to pretax income from continuing operations for the years ended December 31, 2012 and 2013 due to the following:

	2012	2013

Book Income Minimum State Franchise Taxes Federal Tax Refund	$ (542,800) 780 (244)	$ (462,400) 780 -
Change in Contingent Liabilities	-	(156,000)
Depreciation	4,500	1,500
Stock Based Expenses	-	-
Meals & Entertainment Excess Tax Gain on Disposal	2,600 -	2,200 2,600
NOL Carryforward Impairment Loss	424,300 111,400	47,600 112,100
Valuation Allowance	-	358,966
	$ 536	$ (92,654)

As of December 31, 2013, the Company had Net Operating Loss (NOL) carryforwards of approximately $7,123,700 that may be offset against future taxable income from the year 2014 through 2033.

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

The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. As of December 31, 2012, the Company had prepared an amendment to its 2009 federal tax return which it had not filed.  As a result of this amendment the Company had accrued a liability of $92,654 which included $85,935 in income tax due based on the amendment and $6,719 in interest and penalties related to this additional tax.  The following table summarizes the tax years open to scrutiny by taxing authorities for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2010 - 2012
Utah State	2010 - 2012

On September 16, 2013, the Company recognized a $92,654 income tax gain to remove the liability when the 2009 federal tax return was no longer open to scrutiny by taxing authorities.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 11 – INCOME TAXES – CONTINUED

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

The year ended December 31, 2013 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 157,080	$ (3,610,393)
Headlamp Ventures	284,610	(438,264)
IntelliPay	461,594	381,264
Thrifty Seeker	1,359	(397)
TradeWorks	3,850	3,718
FundWorks	-	-
PWI	-	-
Promontory Marketing Dynamic WebTools	- 755,607	(504) (30,202)
World Commerce Network	-	12,534
Total	$ 1,664,100	$ (3,682,244)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with Bsquare Red, LLC, a Utah limited liability company.  Robert Brett Bell and William Marc Bell each hold a 50% membership interest in Bsquare Red, LLC.  Both are brothers of our CEO, K. Lance Bell.  See Note 5 for more detailed information on the note receivable transactions the Company has entered into with Bsquare Red, LLC.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2013.

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

For the year ended December 31, 2013, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made to our internal controls over financial reporting during the year ended December 31, 2013.

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

Name	Age	Position Held	Director Term of Office
K. Lance Bell	40	Chairman of the Board Chief Executive Officer President Principal Financial Officer Treasurer	May 2011 until next annual meeting.
Tanner J Purser	28	Secretary Controller

K. Lance Bell:  On May 18, 2011, the Board appointed K. Lance Bell to fill the director vacancy on our Board and to serve until our next annual meeting or until he is succeeded by a qualified director.  He was also appointed President, Secretary and Chief Financial Officer of the Company at that time.  On December 1, 2012, the Board appointed Lance as Chairman, Chief Executive Officer and Treasurer.  He also remains President and Principal Financial Officer, but resigned his positions as Secretary and Chief Financial Officer at that time.  Lance earned an MBA from Goizueta Business School at Emory University in Atlanta, Georgia.  He also has over 16 years of experience in the IT services industry, including domestic and international architecture and operations management. From 2001 to 2011 Lance was employed by Cedarcrestone, Inc., a consulting and managed services firm that at the time had approximately 600 employees.  He started with that company as a Technical Consultant and advanced to Sr. Director of Information Technology in 2010.  The Board believes Lance’s extensive contacts, domestic and international experience, management and business expertise are a valuable component to our future success.

Tanner J Purser:  Tanner J Purser joined Pacific WebWorks, Inc. in April, 2011, as Manager of Accounting.  On December 1, 2012, Tanner was appointed Secretary and promoted to the position of Controller.  Tanner has worked in the accounting field for over 10 years and has also founded and operated numerous small businesses.  Prior to joining Pacific WebWorks, Tanner was employed at HJ & Associates, an audit and tax accounting firm in Salt Lake City, Utah, working in both the tax and audit departments.  Tanner holds a Master of Accountancy degree from Westminster College in Salt Lake City, Utah.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2013, and representations that Forms 5 are not required, we believe all forms were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
K. Lance Bell Chief Executive Officer	2013	228,758	62,000	5,220 (1)	295,978
	2012	212,200	80,000	5,220 (1)	297,420
Tanner J Purser Secretary	2013	59,583	18,500	1,612 (2)	79,695
	2012	50,208	7,000	1,000 (3)	58,208
Kenneth W. Bell Former Chief Executive Officer	2013	0	0	5,750 (4)	5,750
	2012	142,400	100,000	11,439 (5)	253,839

Continued

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Christian R. Larsen Former President	2013	0	0	0	0
	2012	0	0	1,478 (6)	1,478
James C. Roundy Former Vice President	2013	10,385	0	0	10,385
	2012	45,945	14,000	0	59,945

(1)   Represents $5,220 contributed by the Company for country club membership dues.

(2)   Represents $1,612 contribution to SIMPLE IRA.

(3)   Represents $1,000 contribution to SIMPLE IRA.

(4)   Represents $5,750 contribution to SIMPLE IRA.

(5)  Represents $6,654 contribution to SIMPLE IRA and $4,785 contributed by the Company for country club membership dues.

(6)   Represents $1,478 contribution to SIMPLE IRA.

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

Outstanding Equity Awards

The outstanding options granted under the Pacific WebWorks, Inc. 2001 Equity Incentive Plan have been cancelled as of December 31, 2010.  Accordingly, there are no outstanding equity awards held by our named executive officers at December 31, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2013.

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

Effective December 31, 2010 the Company cancelled all of the outstanding stock options to purchase 5,620,000 shares of common stock that had previously been granted under the plan.  Prior to 2010 options to purchase 1,280,000 shares of common stock had been exercised under the plan.

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of March 15, 2014.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
K. Lance Bell	370,075	Less than 1%
Tanner J Purser	121,165	Less than 1%
All executive officers and directors as a group	491,240	Less than 1%

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

On July 28, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, established a revolving line of credit facility and issued an initial $400,000 promissory note to Bsquare Red, LLC, a Utah limited liability company, to be used as working capital in their Internet marketing business.  The note carries a 15% effective annual rate of interest.  On October 3, 2011, the principal amount of the promissory note was increased to $500,000.  On July 31, 2012, the maturity date of the promissory note was extended to August 1, 2013.  On July 23, 2013, the maturity date of the promissory note was extended to August 1, 2014.  On December 30, 2013, the promissory note was repaid in full.  Robert Brett Bell and William Marc Bell each hold a 50% membership interest in Bsquare Red, LLC.  Both are brothers of our CEO, K. Lance Bell.

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

Director Independence

Our director is not an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees for each of the last two fiscal years by our independent registered public accounting firm, HJ & Associates, LLC, in connection with the audit of our financial statements and other professional services rendered.

	2013	2012
Audit fees	$ 63,900	$ 59,100
Audit-related fees	0	0
Tax fees	3,300	4,500
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are included in this report under Item 8 on pages 25 through 45.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q Filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)

10.1	Promissory Note between Pacific WebWorks and Principal Development LLC, dated January 27, 2010 (Incorporated by reference to exhibit 10.1 to Form 8-K filed February 19, 2010)
10.2	Promissory Note between Pacific WebWorks and Principal Development LLC, dated July 10, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-Q filed November 14, 2012)
10.3	Promissory Note between Pacific WebWorks and Principal Development LLC, dated August 31, 2012 (Incorporated by reference to exhibit 10.5 to Form 10-Q filed November 14, 2012)
10.4	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K filed December 7, 2012)
10.5	Lease Agreement between Pacific WebWorks, Inc. and DSI, dated June 13, 2013 (Incorporated by reference to exhibit 10.2 to Form 10-Q filed August 14, 2013)
21.1	Subsidiaries of Pacific WebWorks, Inc. (Incorporated by reference to exhibit 21.1 to Form 10-K filed April 1, 2013)
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PACIFIC WEBWORKS, INC.

By:

/s/K. Lance Bell

K. Lance Bell, President

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/K. Lance Bell

K. Lance Bell

President

Chief Executive Officer

Principal Financial Officer

Treasurer

Date:  March 31, 2014

By:   /s/ Tanner J Purser

Tanner J Purser

Secretary

Controller

Date:  March 31, 2014