Form 10-Q
period 2014-03-31
PACIFIC WEBWORKS INC
filed 2014-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0627910 (I.R.S. Employer Identification No.)
230 West 400 South, Suite 100, Salt Lake City, Utah (Address of principal executive offices)	84101 (Zip Code)

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 14, 2014 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

21

Item 6.  Exhibits

26

Signatures

27

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of March 31, 2014 and our consolidated statements of operations and cash flows for the three month periods ended March 31, 2014 and 2013 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2013	2014
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,928,821	$1,607,252
Receivables
Trade, less allowance for doubtful receivables of $0 in 2013 and $0 in 2014	88,024	79,117
Prepaid expenses and other current assets	48,520	30,462
Inventory	22.999	62,878
Notes receivable	250,000	250,000
Interest receivable	30,382	33,507
Total current assets	2,368,746	2,063,216
PROPERTY AND EQUIPMENT, NET	9,420	8,355
Restricted cash	120,676	142,092
Security deposit	4,825	4,825
Deferred Expenses	30,094	25,164
Goodwill	1,946,253	1,946,253

Total Assets	$4,480,014	$4,189,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,765	$59,474
Accrued liabilities	146,196	134,650
Notes payable, current portion	25,643	12,821
Deferred revenue	61,661	47,840
Total current liabilities	281,265	254,785
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(13,920,680)	(14,184,309)
Total stockholders' equity	4,198,749	3,935,120

Total liabilities and stockholders' equity	$4,480,014	$4,189,905

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2014
Revenues
Hosting, gateway and maintenance fees	$177,514	$405,976
Product sales	49,608	70,188
	227,122	476,164
Cost of sales	52,122	240,003
Gross profit	175,000	236,161
Selling expenses	15,819	82,420
Research and development	58,735	54,933
General and administrative	236,356	364,404
Depreciation and amortization	8,451	1,065
Total operating expenses	319,361	502,822
Loss from operations	(144,361)	(266,661)

Other income (expense)
Interest income (expense), net	1,804	3,032
Loss on equity investments	(5,785)	-

Total other income (expense)	(3,981)	3,032

Loss before income taxes	(148,342)	(263,629)
Income tax benefit	59,900	-
Net loss	$(88,442)	$(263,629)

LOSS PER SHARE
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2014

Cash Flows From Operating Activities
Net loss	$(88,442)	$(263,629)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	8,451	1,065
Loss on equity method investments	5,785	-
Changes in assets and liabilities
Deferred tax asset	(59,900)	-
Receivables	(6,126)	8,907
Restricted cash	406,547	(21,416)
Prepaid expenses and other assets	(757)	22,988
Inventory	(15,764)	(39,879)
Interest receivable	(3,125)	(3,125)
Accounts payable and accrued liabilities	(367,833)	163
Deferred revenue	(2,220)	(13,821)

Net cash used for operating activities	(123,384)	(308,747)

Cash Flows From Investing Activities
Purchase of investments	(2,000)	-
Net cash used for investing activities	(2,000)	-

Cash Flows From Financing Activities
Cash paid on notes payable	(3,759)	(12,822)

Net cash used for financing activities	(3,759)	(12,822)

Net decrease in cash and cash equivalents	(129,143)	(321,569)

Cash and cash equivalents at beginning of period	1,655,801	1,928,821

Cash and cash equivalents at end of period	$1,526,658	$1,607,252

Supplemental disclosures of cash flow information:
Cash paid for interest	$193	$310
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2014 and 2013

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K.  Operating results for the three month period ending March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

March 31, 2014 and 2013

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

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  During the three month period ended March 31, 2014, the Company made principal payments of $12,821 and interest of $310.

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2014 and 2013

 (Unaudited)

NOTE 4 – INVESTMENTS

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents.  Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On November, 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013, the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to $0, the current estimated market value.

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers.  For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 and in March, 2013, the Company invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet capital calls approved by the members.  For the year ended December 31, 2013 the Company recognized a $210,717 loss on its equity investment.

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

March 31, 2014 and 2013

 (Unaudited)

NOTE 5 – COMMITMENTS & CONTINGENCIES – CONTINUED

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

On May 24, 2012, the Company entered into a Stipulation of Class Action Settlement relating to its outstanding class action lawsuits.  The settlement agreement required the Company to contribute a maximum of $400,000 to the settlement fund, class counsel and claims administration fees.  The Company’s entry into the settlement agreement was intended to reduce its overall litigation expense by

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2014 and 2013

 (Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel has filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 7 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	March 31, 2013[a]		March 31, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 51,473	$ (222,476)	$ 25,208	$ (401,252)
IntelliPay	124,204	108,567	123,398	103,520
Headlamp Ventures	49,313	20,885	70,168	(8,068)
[See following page.]

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2014 and 2013

 (Unaudited)

NOTE 7 – SEGMENT REPORTING – CONTINUED

	Three Months Ended		Three Months Ended
	March 31, 2013[a]		March 31, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
TradeWorks	1,200	1,200	900	900
Thrifty Seeker	295	(157)	20	(130)
Promontory Marketing	-	(45)	-	(45)
World Commerce Network	-	3,065	-	3,125
Dynamic WebTools	637	519	256,470	38,321
Total	$ 227,122	$ (88,442)	$ 476,164	$ (263,629)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 8 – SUBSEQUENT EVENTS

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

The first quarter of 2014 was primarily devoted to the continued improvement of the Company’s Internet technology infrastructure and products and re-introducing our products to the marketplace.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

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

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of March 31, 2014, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $2,800,000 of which has been repaid as of March 31, 2014 (See “Liquidity and Capital Resources,” below).

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

Our net revenues have increased in 2014 as compared to the three month period ended March 31, 2013 as a result of growth in the Headlamp Ventures business and the renewed marketing of the Company’s software products. Our cash and cash equivalents decreased at March 31, 2014 as compared to the period ended December 31, 2013 as a result of increased legal expense to defend against a lawsuit brought against the Company in 2013 and other expenses supporting the Company’s operating activities.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition which was satisfied in full at December 31, 2013.  On June 6, 2013, all other promissory notes issued by the Company were paid and satisfied in full.  On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its Director & Officer and business insurance.  The promissory notes are discussed in more detail below (See “Commitments and Contingencies”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

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

Investments and Notes Receivable

In recent years, in addition to our web site business the Company, directly or through our subsidiaries, has invested in other businesses and was issued notes receivable by other businesses.  The Company expects to see returns on these investments and financial arrangements as they continue to mature.  However, there are certain risks associated with investing in early stage ventures and the Company recognizes that it may, from time to time, need to impair the carrying value of its investment assets.

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On November, 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013, the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to $0, the current estimated market value.

On August 2, 2011, the Company acquired Thrifty Seeker, LLC, a Utah limited liability company, for $18,000. Thrifty Seeker, LLC competes in the daily deals space.  We foresee opportunity in the daily deals space and believe that Thrifty Seeker can be grown into a strong competitor.

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

On November 11, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested a total of $250,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC, sister companies having common ownership and management and providing payroll debit card and online payroll advance service to small and mid-sized employers. For value received, the Company holds a 25% ownership position in Payroll Innovations, LLC and PickYourPayday.com, LLC.  On May 30, 2012, the Company invested an additional total of $30,000 in Payroll Innovations, LLC and PickYourPayday.com, LLC to meet a capital call approved by the members.  During September, October and November, 2012, the Company invested an additional total of $34,500 and in March, 2013, the Company invested an additional total of $2,000 in Payroll Innovations, LLC and PickYourPayday.com,

LLC to meet capital calls approved by the members.  For the year ended December 31, 2013 the Company recognized a $210,717 loss on its equity investment.

On December 2, 2011, the Company, through its Headlamp Ventures, LLC subsidiary, invested $10,000 in Asher, LLC, a business specializing in design and production of gloves and apparel sold in the athletics industry.  For value received, Headlamp Ventures holds a 51% ownership position in Asher, LLC.

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at March 31, 2014 included accounts payable, accrued liabilities and notes payable.  Accounts payable of $59,474 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $134,650 were primarily the result of payroll related liabilities and a disputed payable from the past, offset by estimated refunds and receivables.  Notes payable of $12,821 was related to the Company’s August 28, 2013 insurance financing agreement.

Also included in current liabilities at March 31, 2014 is $47,840 in deferred revenue primarily related to hosting services.

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

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its Directors and Officers insurance and its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  As of March 31, 2014, the outstanding balance was $12,821.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three month period ended March 31, 2014 and 2013.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended December 31, 2013	Three month period ended March 31, 2014
Cash and cash equivalents	$ 1,928,821	$ 1,607,252
Total current assets	$ 2,368,746	$ 2,063,216
Total assets	$ 4,480,014	$ 4,189,905
Total current liabilities	$ 281,265	$ 254,785
Total liabilities	$ 281,265	$ 254,785
Accumulated deficit	$ (13,920,680)	$ (14,184,309)
Total stockholders’ equity	$ 4,198,749	$ 3,935,120

Total assets decreased at March 31, 2014 as compared to December 31, 2013 primarily as a result of the reduction in cash and cash equivalents due to increased legal expense and other expenses supporting the Company’s operating activities.  At March 31, 2014 total liabilities also decreased compared to the 2013 year end as a result of reduction of the Company’s outstanding notes payable.  Our accumulated deficit increased at March 31, 2014 as a result of posting a net loss for the three month period ended March 31, 2014.

SUMMARY OPERATING RESULTS
Three month period ended March 31,
	2013	2014
Revenues, net	$ 227,122	$ 476,164
Cost of sales	$ 52,122	$ 240,003
Gross profit	$ 175,000	$ 236,161
Total operating expenses	$ 319,361	$ 502,822

SUMMARY OPERATING RESULTS – continued
Three month period ended March 31,
	2013	2014
Loss from operations	$ (144,361)	$ (266,661)
Total other income (expense)	$ (3,981)	$ 3,032
Income tax benefit	$ 59,900	$ -
Net loss	$ (88,442)	$ (263,629)
Earnings per share – basic	$ (0.00)	$ (0.01)

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

Our net revenues increased for the 2014 first quarter compared to the 2013 first quarter as a result of growth within the Company’s Headlamp Ventures business and the renewed marketing of the Company’s Internet technology products and service.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues increased in the 2014 first quarter as compared to the 2013 first quarter.  Cost of sales was 50.4% of net revenues for the 2014 first quarter as compared to 22.9% of net revenues for the 2013 first quarter.  The increases in the 2014 interim period were due to increased commissions directly related to new customer acquisition and increased merchant fees related to processing sales and an increase in hard goods and fulfillment costs related to the Asher, LLC line of business.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, internet fees and other overhead-related costs.  General and administrative expenses increased for the 2014 first quarter compared to the 2013 first quarter due to an increase in legal expense related to defense against the lawsuit filed against the Company.

Total operating expenses increased for the 2014 interim period compared to the 2013 interim period primarily due to an increase in legal expense related to defense against the lawsuit filed against the Company.

Total other income increased for the 2014 interim period compared to the 2013 interim period primarily due interest income for loans.

As a result of the above changes in our operations, we recorded a net loss for the 2014 first quarter and the 2013 first quarter.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2013 resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2014.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended March 31, 2014.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Other Actions

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

PACIFIC WEBWORKS, INC.

Date: May 15, 2014	By: /s/ K. Lance Bell
K. Lance Bell
President, Chief Executive Officer,
Principal Financial Officer, Treasurer
and Chairman of the Board

Date: May 15, 2014	By: /s/ Tanner J. Purser
Tanner J. Purser
Secretary, Controller