Form 10-Q
period 2014-06-30
PACIFIC WEBWORKS INC
filed 2014-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 14, 2014 was 49,713,895.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

20

Item 6.  Exhibits

25

Signatures

26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of June 30, 2014 and our consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2014 and 2013 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2013	2014
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,928,821	$1,325,666
Receivables
Trade, less allowance for doubtful receivables of $0 in 2013 and $0 in 2014	88,024	473,575
Prepaid expenses and other current assets	48,520	16,264
Inventory	22,999	39,009
Notes receivable	250,000	250,000
Interest receivable	30,382	36,667
Total current assets	2,368,746	2,141,181
PROPERTY AND EQUIPMENT, NET	9,420	7,289
Restricted cash	120,676	170,669
Security deposit	4,825	4,825
Deferred Expenses	30,094	263,130
Goodwill	1,946,253	1,946,253

Total Assets	$4,480,014	$4,533,347

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,765	$217,024
Accrued liabilities	146,196	139,304
Notes payable, current portion	25,643	-
Deferred revenue	61,661	382,812
Total current liabilities	281,265	739,140
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(13,920,680)	(14,325,222)
Total stockholders' equity	4,198,749	3,794,207

Total liabilities and stockholders' equity	$4,480,014	$4,533,347

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2013	SIX MONTHS ENDED JUN 30, 2014	THREE MONTHS ENDED JUN 30, 2013	THREE MONTHS ENDED JUN 30, 2014

Revenues
Hosting, gateway and maintenance fees	$359,813	$1,336,226	$182,299	$930,250
Product sales	141,189	142,649	91,581	72,461
	501,002	1,478,875	273,880	1,002,711
Cost of sales	159,656	845,780	107,534	605,778
Gross profit	341,346	633,095	166,346	396,933
Selling expenses	75,128	161,797	52,143	79,377
Research and development	120,738	114,089	62,003	59,155
General and administrative	506,866	765,699	277,676	401,295
Depreciation and amortization	14,612	2,130	6,161	1,065
Total operating expenses	717,344	1,043,715	397,983	540,892
Loss from operations	(375,998)	(410,620)	(231,637)	(143,959)

Other income (expense)
Interest income (expense), net	10,519	6,082	8,715	3,050
Loss on equity investment	(5,785)	-	-	-
Other income	-	-	-	-
Gain on sale of assets	143,290	-	143,290	-

Total other income (expense)	148,024	6,082	152,005	3,050

Loss before income taxes	(227,974)	(404,538)	(79,632)	(140,909)
Income tax benefit	(89,000)	-	(29,100)	-
Income tax expense	-	4	-	4
Net loss	$(138,974)	$(404,542)	$(50,532)	$(140,913)

LOSS PER SHARE
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2013	SIX MONTHS ENDED JUN 30, 2014

Cash Flows From Operating Activities
Net loss	$(138,974)	$(404,542)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	14,612	2,130
Loss on equity method investments	5,785	-
Gain on sale of assets	(143,290)	-
Changes in assets and liabilities
Deferred tax asset	(89,000)	-
Deposits	(4,825)	-
Receivables	(19,967)	(385,551)
Restricted cash	411,486	(49,993)
Prepaid expenses and other assets	(17,167)	(200,780)
Inventory	(10,367)	(16,010)
Interest receivable	(6,285)	(6,285)
Accounts payable and accrued liabilities	(403,431)	162,367
Deferred revenue	11,328	321,151

Net cash used for operating activities	(390,095)	(577,513)

Cash Flows From Investing Activities
Purchase of investments	(2,000)	-
Proceeds from sale of property and equipment	509,023	-
Net cash provided by investing activities	507,023	-

Cash Flows From Financing Activities
Cash paid on notes payable	(7,562)	(25,642)

Net cash used for financing activities	(7,562)	(25,642)

Net increase (decrease) in cash and cash equivalents	109,366	(603,155)

Cash and cash equivalents at beginning of period	1,655,801	1,928,821

Cash and cash equivalents at end of period	$1,765,167	$1,325,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$341	$620
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K.  Operating results for the six month period ending June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

June 30, 2014 and 2013

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

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  During the three month period ended June 30, 2014, the Company made principal payments of $12,821 and interest of $310.  For the six month period ended June 30, 2014, the Company made principal payments of $25,642 and interest of $620.

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

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014 the maturity date of the promissory note was extended to August 31, 2015.

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 7 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	June 30, 2013[a]		June 30, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 41,962	$ (163,874)	$ 20,719	$ (335,570)
IntelliPay	113,383	97,018	113,585	99,345
Headlamp Ventures	90,705	45,190	72,461	10,458

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2014 and 2013

 (Unaudited)

NOTE 7 – SEGMENT REPORTING – CONTINUED

	Three Months Ended		Three Months Ended
	June 30, 2013[a]		June 30, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
TradeWorks	1,070	938	820	683
Thrifty Seeker	876	(86)	-	(124)
Promontory Marketing	-	(369)	-	(45)
World Commerce Network	-	3,100	-	3,160
Dynamic WebTools	25,884	(32,449)	795,126	81,180
Total	$ 273,880	$ (50,532)	$ 1,002,711	$ (140,913)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	Six Months Ended		Six Months Ended
	June 30, 2013[a]		June 30, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 93,435	$ (386,350)	$ 45,927	$ (736,821)
IntelliPay	237,587	205,585	236,983	202,865
Headlamp Ventures	140,018	66,075	142,629	2,390
TradeWorks	2,270	2,138	1,720	1,583
Thrifty Seeker	1,171	(243)	20	(254)
Promontory Marketing	-	(414)	-	(91)
World Commerce Network	-	6,165	-	6,285
Dynamic WebTools	26,521	(31,930)	1,051,596	119,501
Total	$ 501,002	$ (138,974)	$ 1,478,875	$ (404,542)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pacific WebWorks enjoyed dramatic growth during 2009 and this growth was related largely to the upgrading of our marketing channels and the migration of our marketing towards a greater emphasis on the viability of our software products as a revenue generating tool, including the ability to use our tools in connection with the major retail sites.  However, due to legal matters that the Company encountered in 2010, 2011 and 2012, Management determined that it was prudent to stop marketing the Company’s products while the legal matters were addressed.  This resulted in a significant decline in our revenues.  Consistent with that reduction in revenues, management took steps to reduce our overhead expense.

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

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of June 30, 2014, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $2,800,000 of which has been repaid as of June 30, 2014 (See “Liquidity and Capital Resources,” below).

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

Our net revenues have increased in 2014 as compared to the interim periods ended June 30, 2013 as a result of the renewed marketing of the Company’s software products.  Our cash and cash equivalents decreased at June 30, 2014 as compared to the period ended December 31, 2013 as a result of increased legal expense to defend against a lawsuit brought against the Company in 2013 and other expenses supporting the Company’s operating activities.

At June 30, 2014 total liabilities also increased compared to the 2013 year end as a result of increased accounts payable and deferred revenue related to an increase in software and hosting service sales.

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

On August 3, 2011, World Commerce Network issued a promissory note in the amount of $250,000 to Bryan Development, LLC for use as working capital in its business investment activities.  The note carries a 5% annual interest rate and can be converted, in whole or in part at the election of World Commerce Network, into common stock shares owned or held by Bryan Development, LLC.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014, the maturity date of the promissory note was extended to August 31, 2015.  We are optimistic about the conversion possibilities associated with this note and continue to work with the borrower to identify promising investment opportunities.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at June 30, 2014 included accounts payable and accrued liabilities.  Accounts payable of $217,024 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $139,304 were primarily the result of payroll related liabilities and a disputed payable from the past, offset by estimated refunds and receivables.

Also included in current liabilities at June 30, 2014 is $382,812 in deferred revenue primarily related to hosting services.

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

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its Directors and Officers insurance and its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  As of June 30, 2014, the financing agreement had been paid in full.

During the period ended June 30, 2014, the Company had the following commitments and contingencies:

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and six month periods ended June 30, 2014 and 2013.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2013	Six month period ended June 30, 2014
Cash and cash equivalents	$ 1,928,821	$ 1,325,666
Total current assets	$ 2,368,746	$ 2,141,181
Total assets	$ 4,480,014	$ 4,533,347
Total current liabilities	$ 281,265	$ 739,140
Total liabilities	$ 281,265	$ 739,140
Accumulated deficit	$ (13,920,680)	$ (14,325,222)
Total stockholders’ equity	$ 4,198,749	$ 3,794,207

Total assets increased at June 30, 2014 as compared to December 31, 2013 primarily as a result of increased receivables, restricted cash and deferred expenses.  At June 30, 2014 total liabilities also increased compared to the 2013 year end as a result of increased accounts payable and deferred revenue.  Our accumulated deficit increased at June 30, 2014 as a result of posting a net loss for the six month period ended June 30, 2014.

SUMMARY OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2013	2014	2013	2014
Revenues, net	$ 273,880	$ 1,002,711	$ 501,002	$ 1,478,875
Cost of sales	$ 107,534	$ 605,778	$ 159,656	$ 845,780
Gross profit	$ 166,346	$ 396,933	$ 341,346	$ 633,095

(continued)

SUMMARY OPERATING RESULTS – continued
	Three month period ended June 30,		Six month period ended June 30,
	2013	2014	2013	2014
Total operating expenses	$ 397,983	$ 540,892	$ 717,344	$ 1,043,715
Income (loss) from operations	$ (231,637)	$ (143,959)	$ (375,998)	$ (410,620)
Total other income (expense)	$ 152,005	$ 3,050	$ 148,024	$ 6,082
Income tax benefit (expense)	$ 29,100	$ -	$ 89,000	$ -
Net income (loss)	$ (50,532)	$ (140,913)	$ (138,974)	$ (404,542)
Earnings per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

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

Our net revenues increased for the 2014 second quarter and six month period compared to the 2013 interim periods as a result of the renewed marketing of the Company’s Internet technology products and service.  The Company has focused on expanding its infrastructure and technology suite and Management believes that continued focus on the Company’s technology business can result in additional revenue increases.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues increased in the 2014 second quarter and six month periods as compared to the 2013 interim periods.  Cost of sales was 60.4% of net revenues for the 2014 second quarter as compared to 39.2% of net revenues for the 2013 second quarter and was 57.1% of net revenues for the 2014 six month period compared to 31.8% of net revenues for the 2013 six month period.  The increases in the 2014 interim periods were due to increased commissions directly related to new customer acquisition and increased merchant fees related to processing sales.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, internet fees and other overhead-related costs.  General and administrative expenses increased for the 2014 second quarter and six month period compared to the 2013 interim periods due to an increase in legal expense related to defense against the lawsuit filed against the Company, an increase in bad debt expense related to uncollectable accounts and an increase in customer service fees related to increased sales volume.

Total operating expenses increased for the 2014 interim periods compared to the 2013 interim periods primarily due to the increase in general and administrative expenses.

Total other income decreased for the 2014 interim periods compared to the 2013 interim periods primarily due to a one-time asset sale gain that was recognized in the 2013 six month period.

As a result of the above changes in our operations, we recorded net losses for the 2014 second quarter and six month period and the 2013 interim periods.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2014.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended June 30, 2014.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 1, 2013)
10.2	Lease Agreement between Pacific WebWorks, Inc. and DSI, dated June 13, 2013 (Incorporated by reference to exhibit 10.2 to Form 10-Q, filed August 14, 2013)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: August 14, 2014	By: /s/ Tanner J. Purser Tanner J. Purser Secretary, Controller