Form 10-Q
period 2014-09-30
PACIFIC WEBWORKS INC
filed 2014-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0627910 (I.R.S. Employer Identification No.)
230 West 400 South, 1st Floor, Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 14, 2014 was 49,713,895.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 6.  Exhibits

24

Signatures

26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of September 30, 2014 and our consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2014 and 2013 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2013	2014
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,928,821	$607,911
Receivables
Trade, less allowance for doubtful receivables of $0 in 2013 and $0 in 2014	88,024	1,915,641
Prepaid expenses and other current assets	48,520	75,756
Inventory	22,999	28,683
Notes receivable	250,000	189,422
Interest receivable	30,382	289
Total current assets	2,368,746	2,817,702
PROPERTY AND EQUIPMENT, NET	9,420	6,224
Restricted cash	120,676	474,323
Security deposit	4,825	4,825
Deferred Expenses	30,094	109,342
Goodwill	1,946,253	1,946,253

Total Assets	$4,480,014	$5,358,669

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,765	$106,404
Accrued liabilities	146,196	142,822
Notes payable, current portion	25,643	39,361
Deferred revenue	61,661	996,298
Total current liabilities	281,265	1,284,885
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(13,920,680)	(14,045,645)
Total stockholders' equity	4,198,749	4,073,784

Total liabilities and stockholders' equity	$4,480,014	$5,358,669

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2013	NINE MONTHS ENDED SEP 30, 2014	THREE MONTHS ENDED SEP 30, 2013	THREE MONTHS ENDED SEP 30, 2014

Revenues
Hosting, gateway and maintenance fees	$761,399	$5,227,532	$401,586	$3,891,307
Product sales	200,351	205,498	59,162	62,849
	961,750	5,433,030	460,748	3,954,156
Cost of sales	450,941	4,039,164	291,285	3,193,384
Gross profit	510,809	1,393,866	169,463	760,772
Selling expenses	115,003	215,985	39,875	54,188
Research and development	175,810	166,319	55,072	52,232
General and administrative	755,877	1,142,559	249,011	376,860
Depreciation and amortization	16,385	3,196	1,773	1,065
Total operating expenses	1,063,075	1,528,059	345,731	484,345
Income (Loss) from operations	(552,266)	(134,193)	(176,268)	276,427

Other income (expense)
Interest income (expense), net	32,443	9,232	21,924	3,150
Loss on equity investment	(5,785)	-	-	-
Gain on sale of assets	143,290	-	-	-

Total other income (expense)	169,948	9,232	21,924	3,150

Income (Loss) before income taxes	(382,318)	(124,961)	(154,344)	279,577
Income tax benefit	(145,500)	-	(56,500)	-
Income tax expense	(92,654)	4	(92,654)	-
Net Income (Loss)	$(144,164)	$(124,965)	$(5,190)	$279,577

LOSS PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2013	NINE MONTHS ENDED SEP 30, 2014

Cash Flows From Operating Activities
Net loss	$(144,164)	$(124,965)
Adjustments to reconcile net loss to net
cash used for operating activities
Depreciation and amortization	16,385	3,196
Loss on equity method investments	5,785	-
Gain on sale of assets	(143,290)	-
Changes in assets and liabilities
Deferred tax asset	(145,000)	-
Deposits	(4,825)	-
Receivables	(26,260)	(1,827,617)
Restricted cash	395,994	(353,647)
Prepaid expenses and other assets	(89,819)	(106,484)
Inventory	(65)	(5,684)
Interest receivable	(9,480)	30,093
Accounts payable and accrued liabilities	(760,929)	55,265
Deferred revenue	50,982	934,637

Net cash used for operating activities	(801,186)	(1,395,206)

Cash Flows From Investing Activities
Purchase of investments	(2,000)	-
Proceeds from notes receivable	-	60,578
Proceeds from sale of property and equipment	1,850,000	-
Net cash provided by (used for) investing activities	1,848,000	60,578

Cash Flows From Financing Activities
Proceeds from notes payable	42,738	44,281
Cash paid on notes payable	(1,161,414)	(30,563)

Net cash provided by (used) for financing activities	(1,118,676)	13,718

Net increase (decrease) in cash and cash equivalents	(71,862)	(1,320,910)

Cash and cash equivalents at beginning of period	1,655,801	1,928,821

Cash and cash equivalents at end of period	$1,583,939	$607,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$440	$728
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K.  Operating results for the nine month period ending September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

September 30, 2014 and 2013

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

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  During the three month period ended September 30, 2014, the Company made principal payments of $12,821 and interest of $310.  For the nine month period ended September 30, 2014, the Company made principal payments of $25,642 and interest of $620. As of August 31, 2014, the principal and interest on this note had been satisfied in full.

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.  During the three and nine month period ended September 30, 2014, the Company made principal payments of $4,920 and interest of $108.

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

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014 the maturity date of the promissory note was extended to August 31, 2015. During the three and nine month period ended September 30, 2014, the Company received principal payments of $60,578 and interest of $39,422.

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business. Interest is charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

NOTE 3 – NOTES RECEIVABLE (CONTINUED)

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

 (Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm representing the plaintiffs in this matter.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2014 and 2013

 (Unaudited)

NOTE 6 – LITIGATION MATTERS – CONTINUED

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 7 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	September 30, 2013[a]		September 30, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 33,370	$ (85,067)	$ 19,050	$ (295,836)
IntelliPay	116,617	97,759	117,234	98,267
Headlamp Ventures	59,080	25,320	62,849	5,695
TradeWorks	950	950	770	770
Thrifty Seeker	82	(57)	-	(149)
Promontory Marketing	-	(45)	-	(45)
World Commerce Network	-	3,134	-	3,045
Dynamic WebTools	250,649	(47,185)	3,754,253	467,830
Total	$ 460,748	$ (5,191)	$ 3,954,156	$ 279,577

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	Nine Months Ended		Nine Months Ended
	September 30, 2013[a]		September 30, 2014[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 126,805	$ (471,416)	$ 64,977	$ (1,032,657)
IntelliPay	354,204	303,344	354,216	301,131
Headlamp Ventures	199,098	91,395	205,478	8,085
TradeWorks	3,220	3,088	2,490	2,353
Thrifty Seeker	1,253	(300)	20	(404)
Promontory Marketing	-	(459)	-	(134)
World Commerce Network	-	9,299	-	9,330
Dynamic WebTools	277,170	(79,115)	4,805,849	587,331
Total	$ 961,750	$ (144,164)	$ 5,433,030	$ (124,965)

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

The first three quarters of 2014 have been primarily devoted to the continued improvement of the Company’s Internet technology infrastructure and products and re-introducing our products to the marketplace.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

Over the last two years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of September 30, 2014, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $2,900,000 of which has been repaid as of September 30, 2014 (See “Liquidity and Capital Resources,” below).

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

Our net revenues have increased in 2014 as compared to the interim periods ended September 30, 2013 as a result of the renewed marketing of the Company’s software products.  Our cash and cash equivalents decreased at September 30, 2014 as compared to the period ended December 31, 2013 as a result of increased legal expense to defend against a lawsuit brought against the Company in 2013 and other expenses supporting the Company’s operating activities.

At September 30, 2014 total liabilities also increased compared to the 2013 year end as a result of increased accounts payable and deferred revenue related to an increase in software and hosting service sales.

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

On August 3, 2011, World Commerce Network issued a promissory note in the amount of $250,000 to Bryan Development, LLC for use as working capital in its business investment activities.  The note carries a 5% annual interest rate and can be converted, in whole or in part at the election of World Commerce Network, into common stock shares owned or held by Bryan Development, LLC.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014, the maturity date of the promissory note was extended to August 31, 2015. During the three and nine month period ended September 30, 2014, the Company received principal payments of $60,578 and interest of $39,422.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at September 30, 2014 included accounts payable and accrued liabilities.  Accounts payable of $106,404 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $142,822 were primarily the result of payroll related liabilities and a disputed payable from the past, offset by estimated refunds and receivables. Our notes payable of $39,361 were related to the note issued to acquire business insurance.

Also included in current liabilities at September 30, 2014 is $996,298 in deferred revenue primarily related to hosting services.

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

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.  During the three and nine month period ended September 30, 2014, the Company made principal payments of $4,920 and interest of $108.

During the period ended September 30, 2014, the Company had the following commitments and contingencies:

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

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and nine month periods ended September 30, 2014 and 2013.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2013	Nine month period ended Sept. 30, 2014
Cash and cash equivalents	$ 1,928,821	$ 607,911
Total current assets	$ 2,368,746	$ 2,817,702
Total assets	$ 4,480,014	$ 5,358,669
Total current liabilities	$ 281,265	$ 1,284,885
Total liabilities	$ 281,265	$ 1,284,885
Accumulated deficit	$ (13,920,680)	$ (14,045,645)
Total stockholders’ equity	$ 4,198,749	$ 4,073,784

Total assets increased at September 30, 2014 as compared to December 31, 2013 primarily as a result of increased receivables, restricted cash and deferred expenses.  At September 30, 2014 total liabilities also increased compared to the 2013 year end as a result of increased accounts payable and deferred revenue.  Our accumulated deficit increased at September 30, 2014 as a result of posting a net loss for the nine month period ended September 30, 2014.

SUMMARY OPERATING RESULTS
	Three month period ended September 30,		Nine month period ended September 30,
	2013	2014	2013	2014
Revenues, net	$ 460,748	$ 3,954,156	$ 961,750	$ 5,433,030
Cost of sales	$ 291,285	$ 3,193,384	$ 450,941	$ 4,039,164
Gross profit	$ 169,463	$ 760,772	$ 510,809	$ 1,393,866
Total operating expenses	$ 345,731	$ 484,345	$ 1,063,075	$ 1,528,059
Income (loss) from operations	$ (176,268)	$ 276,427	$ (552,266)	$ (134,193)

	Three month period ended September 30,		Nine month period ended September 30,
	2013	2014	2013	2014
Total other income (expense)	$ 21,924	$ 3,150	$ 169,948	$ 9,232
Income tax benefit (expense)	$ 56,500	$ -	$ 145,500	$ (4)
Net income (loss)	$ (5,190)	$ 279,577	$ (144,164)	$ (124,965)
Earnings per share - basic	$ (0.00)	$ 0.01	$ (0.00)	$ (0.00)

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

Our net revenues increased for the 2014 third quarter and nine month period compared to the 2013 interim periods as a result of the renewed marketing of the Company’s Internet technology products and service.  The Company has focused on expanding its infrastructure and technology suite and management believes that continued focus on the Company’s technology business can result in additional revenue increases.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues increased in the 2014 third quarter and nine month periods as compared to the 2013 interim periods.  Cost of sales was 80.76% of net revenues for the 2014 third quarter as compared to 63.22% of net revenues for the 2013 third quarter and was 74.34% of net revenues for the 2014 nine month period compared to 46.88% of net revenues for the 2013 nine month period.  The increases in the 2014 interim periods were due to increased commissions directly related to new customer acquisition and increased merchant fees related to processing sales.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, chargeback and banking fees, internet fees and other overhead-related costs.  General and administrative expenses increased for the 2014 third quarter and nine month period compared to the 2013 interim periods due to an increase in legal expense related to defense against the lawsuit filed against the Company, an increase in chargeback and banking fees and an increase in customer service fees and other overhead costs related to increased sales volume.

Total operating expenses increased for the 2014 interim periods compared to the 2013 interim periods primarily due to the increase in general and administrative expenses.

Total other income decreased for the 2014 interim periods compared to the 2013 interim periods primarily due to a one-time asset sale gain that was recognized in the 2013 nine month period.

As a result of the above changes in our operations, we recorded net income for the 2014 third quarter and a net loss for the 2014 nine month period and net losses for the 2013 interim periods.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at September 30, 2014.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended September 30, 2014.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm representing the plaintiffs in this matter.

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

PACIFIC WEBWORKS, INC.

Date: November 14, 2014	By: /s/ K. Lance Bell
K. Lance Bell
President, Chief Executive Officer,
Principal Financial Officer, Treasurer
and Chairman of the Board

Date: November 14, 2014	By: /s/ Tanner J. Purser
Tanner J. Purser
Secretary, Controller