Form 10-K
period 2014-12-31
PACIFIC WEBWORKS INC
filed 2015-03-31
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the 49,099,549 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price ($.017) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2014) was approximately $834,692.

The number of shares outstanding of the registrant’s common stock as of March 15, 2015 was 49,713,895.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

PART II

PART III

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

PART I

ITEM 1.  BUSINESS

Historical Development

The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   At December 31, 2014 we had six wholly-owned subsidiaries:

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

Other Services and Products

Technical Support is offered via telephone or e-mail from 8 a.m. to 5 p.m. (MST), or by phone from 8 a.m. to 5 p.m. (MST).

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

Customers

Our client base includes approximately 18,750 active customer accounts.  We rely on the efforts of our internal marketing staff and on third party resellers, including our wholly-owned reseller, TradeWorks Marketing, to add accounts to our customer base.  Prior to 2010 a significant portion of our customer accounts were provided by previous Pacific WebWorks and Intellipay resellers who no longer resell our products and services.  We are now primarily dependent upon our internal marketing staff and our online marketing partners for our product sales.

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

Research and Development

We continue to improve our existing products and release new related products.  During the year ended December 31, 2014, we recorded research and development expense of $225,011 and during the year ended December 31, 2013, we recorded research and development expense of $236,263 primarily related to the maintenance of our technologies and the development of our new offerings.

Investments and Business Consulting

During the year ended December 31, 2011, the Company’s management decided to expand operations to include an investment and business consulting arm which seeks expansion opportunities into synergistic industries or businesses.  Our subsidiaries’ search for business opportunities to invest in and this search will not be limited to any particular geographical area or industry.  Our subsidiaries’ management has unrestricted discretion in seeking a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Business opportunity participation is governed by the parent company management and board of directors.  In addition, the selection of a business opportunity in which to participate is complex and extremely risky and will be made by the subsidiary’s management in the exercise of its business judgment and due diligence including valuation and return on investment estimates.  We cannot be assured that the subsidiaries will be able to identify only business opportunities which will ultimately prove to be beneficial to the Company and our stockholders.  The following transactions occurred during 2012, 2013 and 2014.

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

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.  On November 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013 the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to the current estimated market value.

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

World Commerce Network, LLC:  Pacific WebWorks activated World Commerce Network, LLC (“World Commerce”) in July 2011 to pursue investment opportunities. On August 3, 2011, World Commerce issued a promissory note in the amount of $250,000 to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  As of December 31, 2014 the principal balance of this note was repaid in full.

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

Employees

As of the date of this filing, Pacific WebWorks has a total of eight full time employees.  We have two employees in administration, one employee in sales and marketing, two development engineers, one web designer and two customer service employees.  Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer,

filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm representing the plaintiffs in this matter.  On March 12, 2015, the Court denied this motion.  The Company plans to appeal this order.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “PWEB.” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2014 and 2013 as reported by the OTC Bulletin Board.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2014		2013
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.07 0.03 0.02 0.03	$ 0.01 0.02 0.01 0.01	$ 0.03 0.059 0.056 0.02	$ 0.005 0.01 0.012 0.01

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

Holders

As of March 15, 2015 we had 406 stockholders of record of our common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

The year ended December 31, 2014 was primarily devoted to the continued improvement of the Company’s Internet technology infrastructure and products and re-introducing our products to the marketplace.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

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

Over the last several years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of December 31, 2013, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $3,050,000 of which has been repaid as of December 31, 2014 (See “Liquidity and Capital Resources,” below).

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

Our net revenues have increased in 2014 as compared to 2013 as a result of the increased marketing of the Company’s software products.  Our cash and cash equivalents decreased at December 31, 2014 as compared to the period ended December 31, 2013 primarily as a result of increased marketing expense related to new customer acquisition.  During 2011 we assumed a $30,000 promissory note as part of the Asher, LLC acquisition which was satisfied in full at December 31, 2013.  On June 6, 2013, all other promissory notes issued by the Company were paid and satisfied in full.  On August 23, 2014 the Company entered into a $44,281 financing agreement for payment of its Director & Officer and business insurance.  The promissory notes are discussed in more detail below (See “Commitments and Contingencies”).  We intend to use our cash for operating capital and we believe that we will be able to fund our operations with our revenues and available cash and assets for the next twelve months.

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

Investments and Notes Receivable

During the years ended December 31, 2013 and 2014, in addition to our web site business the Company, directly or through our subsidiaries, has invested in other businesses and was issued notes receivable by other businesses. There are certain risks associated with investing in early stage ventures and the Company recognizes that it may, from time to time, need to impair the carrying value of its investment assets.

On April 21, 2011, Pacific WebWorks invested $250,000 in common units of Middlebury Ventures II, LLC, a Delaware limited liability company formed for the purpose of participating in the Fisker Holdings, Inc. Series C-1 and subsequent rounds of financing.  On December 27, 2011, the Company invested an additional $93,280 in common units of Middlebury Ventures II, LLC.  On March 28, 2012, the Company invested an additional $25,000 in common units of Middlebury Ventures II, LLC.  The funds are to be used by Middlebury Ventures II, LLC for the acquisition of Fisker Holdings, Inc. Series D-1 Shares pursuant to the Fisker Series D-1 transaction documents. Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the current estimated market value.  On November 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013 the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to the current estimated market value.

On August 2, 2011, the Company acquired Thrifty Seeker, LLC, a Utah limited liability company, for $18,000. Thrifty Seeker, LLC competes in the daily deals space.  We foresee opportunity in the daily deals space and believe that Thrifty Seeker can be grown into a strong competitor by leveraging our connections and experience.

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

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014 the maturity date of the promissory note was extended to August 31, 2015.  As of December 31, 2014, the promissory note was repaid in full.

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

Commitments and Contingencies

Current Liabilities: Our total current liabilities at December 31, 2014 included accounts payable, accrued liabilities and notes payable.  Accounts payable of $50,528 was related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $149,487 were primarily the result of payroll related liabilities, income tax payable and legal liabilities, offset by estimated refunds and receivables.

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

Also included in current liabilities at December 31, 2014 is $169,229 in deferred revenue primarily related to hosting services.

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

On August 23, 2014 the Company entered into a $44,281 financing agreement for payment of it’s business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.  As of December 31, 2014, the outstanding balance was $24,601.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries.

The following chart is a summary of our financial statements for the years ended December 31, 2013 and 2014 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31,
SUMMARY OF BALANCE SHEET	2013	2014
Cash and cash equivalents	$ 1,928,821	$ 609,313
Total current assets	2,368,746	1,767,523
Total assets	4,480,014	4,093,776
Total current liabilities	281,265	393,845
Total liabilities	281,265	393,845
Accumulated deficit	(13,920,680)	(14,419,498)
Total stockholders’ equity	$ 4,198,749	$ 3,699,931

Total assets decreased at December 31, 2014 as compared to December 31, 2013 primarily as a result of the decrease in cash and cash equivalents.

At December 31, 2014  total current liabilities increased compared to 2013 primarily as a result of a increase in accounts payable and accrued liabilities due to the increased marketing efforts by our affiliates.

	Year ended December 31,
SUMMARY OF OPERATING RESULTS	2013	2014

Revenues, net	$ 1,664,100	$ 6,578,311
Cost of sales	727,887	4,856,719
Gross profit	936,213	1,721,592
Total operating expenses	1,673,253	2,230,971
Loss from operations	(737,040)	(509,379)
Total other income (expense)	(448,658)	10,561
Income tax benefit (expense)	(2,496,546)	-
Net loss	$ (3,682,244)	$ (498,818)
Basic net loss per share from continuing operations	$ (0.07)	$ (0.01)

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

Our net revenues increased substantially for 2014 compared to 2013 as a result of growth in the marketing of the Company’s Internet technology products and service.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales was 73.8% of net revenues for 2014 as compared to 43.7% of net revenues for 2013.  Cost of sales as a percentage of sales was higher in the 2014 periods due to increased commissions directly related to new customer acquisition and increased merchant fees related to processing sales.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

Total operating expenses increased for 2014 compared to 2013 primarily due to increases in professional fees, marketing and advertising, and chargebacks.  Professional fees include legal, accounting and investor relations fees. Bad debt costs result from customer receivables that are determined to be uncollectable.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, Internet fees and other overhead-related costs.  General and administrative expenses increased for 2014 compared to 2013 due to increased chargebacks, professional fees, bad debt costs and other overhead-related costs.

Interest expense of $1,052 was recognized in 2014 related to notes payable, and interest income of $11,613 was recognized in 2014 primarily related to notes receivable.

As a result of the above changes in our operations, we recorded net losses for 2013 and 2014.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2013 and 2014 also resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies related to the outcome of certain litigation matters.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at December 31, 2014.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital (See Item 3, “Legal Proceedings” for more information.)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

INDEX

Report of Independent Registered Public Accounting Firm

25

Consolidated Balance Sheets

26

Consolidated Statements of Operations

27

Consolidated Statements of Stockholders’ Equity

28

Consolidated Statements of Cash Flows

29

Notes to the Consolidated Financial Statements

30

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pacific WebWorks, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific WebWorks, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2015

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,928,821	$609,313
Receivables
Trade, less allowance for doubtful receivables of $0 in 2013 and $0 in 2014	88,024	1,081,286
Prepaid expenses and other current assets	48,520	56,635
Inventory	22,999	20,289
Notes receivable	250,000	-
Interest receivable	30,382	-
Total current assets	2,368,746	1,767,523
PROPERTY AND EQUIPMENT, NET	9,420	13,995
Restricted cash	120,676	300,208
Security deposit	4,825	4,825
Goodwill	1,946,253	1,946,253
Deferred Expenses	30,094	60,972

Total Assets	$4,480,014	$4,093,776

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,765	$50,528
Accrued liabilities	146,196	149,487
Notes payable, current portion	25,643	24,601
Deferred revenue	61,661	169,229
Total current liabilities	281,265	393,845

Total liabilities	281,265	393,845
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895 shares, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(13,920,680)	(14,419,498)
Total stockholders' equity	4,198,749	3,699,931

Total liabilities and stockholders' equity	$4,480,014	$4,093,776

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2014

Revenues
Hosting, gateway and maintenance fees	$1,378,131	$6,321,231
Product sales	285,969	257,080
	1,664,100	6,578,311
Cost of sales	727,887	4,856,719
Gross profit	936,213	1,721,592

Selling expenses	169,352	206,651
Research and development	236,263	225,011
General and administrative	1,249,604	1,794,245
Depreciation and amortization	18,034	5,064
Total operating expenses	1,673,253	2,230,971
Loss from operations	(737,040)	(509,379)

Other income (expense)
Interest income (expense), net	54,300	10,561
Loss on equity investment	(210,717)	-
Loss on available-for-sale securities	(82,531)	-
Impairment of assets	(353,000)	-
Gain on sale of assets	143,290	-

Total other income (expense)	(448,658)	10,561

Loss before income taxes	(1,185,698)	(498,818)
Income tax benefit	410,800	-
Valuation Allowance	(3,000,000)	-
Income tax expense	92,654	-
Net loss	$(3,682,244)	$(498,818)

LOSS PER SHARE
Basic	$(0.07)	$(0.01)
Diluted	$(0.07)	$(0.01)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the period January 1, 2013 through December 31, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at January 1, 2013	49,713,895	$49,714	$18,069,715	$(10,238,436)	$7,880,993

Net loss for the year ended December 31, 2013	-	-	-	(3,682,244)	(3,682,244)

Balances at December 31, 2013	49,713,895	49,714	18,069,715	(13,920,680)	4,198,749

Net loss for the year ended December 31, 2014	-	-	-	(498,818)	(498,818)

Balances at December 31, 2014	49,713,895	$49,714	$18,069,715	$(14,419,498)	$3,699,931

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2014

Cash Flows From Operating Activities
Net loss	$(3,682,244)	$(498,818)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,034	5,064
Loss on equity method investments	210,717	-
Loss on available-for-sale securities	82,531	-
Gain on sale of assets	(143,290)	-
Impairment of assets	353,000	-
Deferred tax asset valuation allowance	3,000,000	-
Changes in assets and liabilities
Deferred tax asset	(410,800)	-
Deposits	(4,825)	-
Receivables	(36,472)	(993,262)
Restricted cash	387,178	(179,532)
Inventory	1,973	2,710
Interest receivable	(6,424)	30,382
Prepaid expenses and other assets	(72,472)	(38,993)
Accounts payable and accrued liabilities	(728,587)	6,054
Deferred revenue	50,466	107,568

Net cash used for operating activities	(981,215)	(1,558,827)

Cash Flows From Investing Activities
Purchase of property and equipment	(4,675)	(9,639)
Purchase of investments	(2,000)	-
Proceeds from notes receivable	500,000	250,000
Proceeds from sale of property and equipment	1,901,894	-
Net cash provided by investing activities	2,395,219	240,361

Cash Flows From Financing Activities
Proceeds from notes payable	42,738	44,282
Cash paid on notes payable	(1,183,722)	(45,324)

Net cash used for financing activities	(1,140,984)	(1,042)

Net increase in cash and cash equivalents	273,020	(1,319,508)

Cash and cash equivalents at beginning of period	1,655,801	1,928,821

Cash and cash equivalents at end of period	$1,928,821	$609,313

Supplemental disclosures of cash flow information:
Cash paid for interest	$908	$1,052
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well-known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had amounts in excess of federally insured limits of $786,464 and $4,990 as of December 31, 2013 and 2014, respectively.

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed goodwill impairment tests during 2013 and 2014 and concluded that the carrying amount of goodwill did not exceed the implied fair value of the goodwill, accordingly no impairment losses were recognized during the years ended December 31, 2013 and 2014.

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

December 31, 2014 and 2013

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

Trade and Other Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectablitly by management quarterly and uncollectible accounts receivable are written off.  The Company had bad debt expense of $17,767 and $43,938 for the years ended December 31, 2013 and 2014, respectively.

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

Research and development costs

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2013 and 2014 were $236,263 and $225,011, respectively.

General and administrative costs

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.  The Company incurred legal fees of $122,965 in 2014.  See Note 6 for further discussion related to these lawsuits.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

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

Capital Structure

The Company has 50,000,000 shares authorized of $0.001 par value voting common stock with 49,713,895 shares issued and outstanding as of December 31, 2013 and 2014.

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories’ value is less than original cost, the inventories are reduced to market value.  Inventories, consisting of sports apparel and electronics totaled $22,999 and $20,289 at December 31, 2013 and 2014, respectively.

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

Statement of Operations Summary Information:		Year ended December 31,
		2013	2014

Numerator:	Net loss	$ (3,682,244)	$ (498,818)

Denominator:	Weighted-average common shares outstanding
	Basic	49,713,895	49,713,895
	Diluted	49,713,895	49,713,895
EARNINGS PER SHARE:
	Basic
	Net loss per share	$ (0.07)	$ (0.01)
	Diluted
	Net loss per share	$ (0.07)	$ (0.01)

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION – CONTINUED

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that except for the events described in Note 14, below, there are no other events that would have a material impact on the financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:	December 31,		Estimated useful life (years)
	2013	2014
Computer Equipment	$ 9,843	$ 19,482	3-5
Equipment	30,292	30,292	2-10
Software	4,358	4,358	1-3
Furniture and Fixtures	17,548	17,548	3-10
Leasehold Improvements	6,230	6,230	Lesser of Lease or Useful Life
Total	68,271	77,910
Less Accumulated Depreciation	(58,851)	(63,915)
	$ 9,420	$ 13,995

Depreciation and amortization expense for the years ended December 31, 2013 and 2014 was $18,034 and $5,064, respectively.

NOTE 3 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	December 31,
	2013	2014
Payroll related liabilities	$ 49,150	$ 50,108
Other	97,046	99,379
	$ 146,196	$ 149,487

NOTE 4 – NOTES PAYABLE

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 4 – NOTES PAYABLE – CONTINUED

On August 23, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance. The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.  During the year ended December 31, 2014, the Company made principal payments of $19,680 and interest of $432.

Following is the five year maturity schedule for our notes payable:

Year Ended December 31,	Amount Due
2014	$ 24,601
2015	$ -
2016	$ -
2017	$ -
2018	$ -

NOTE 5 – NOTES RECEIVABLE

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014 the maturity date of the promissory note was extended to August 31, 2015.  As of December 31, 2014, the promissory note was repaid in full.

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

Fisker Holdings, Inc. is an automotive company competing in the luxury hybrid-electric vehicle market. During August, 2012, Middlebury Ventures II, LLC changed its name to Ridgemaker Ventures II, LLC.  On December 31, 2012, the Company recognized a $285,749 unrealized loss on its investment to impair its carrying value to the

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 6 – INVESTMENTS– CONTINUED

current estimated market value. On November 22, 2013, Fisker Holdings, Inc. filed for Chapter 11 bankruptcy and on December 31, 2013 the Company recognized an $82,531 unrealized loss on its investment to impair its carrying value to the current estimated market value.

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

NOTE 7 – COMMITMENTS & CONTINGENCIES

The Ridgemaker Ventures II, LLC operating agreement contains a 40% capital call provision specifically associated with the Fisker D-1 round of financing, which includes a 40% capital call component.  Members of capital call will convert their shares into common shares on a 1:1 basis at such time when there is a market for Fisker securities.  An updated operating agreement was instituted in association with the Fisker E-1 round of financing.  The updated operating agreement contains a 30% capital call provision specifically associated with the Fisker E-1 round of financing, which provides for an exchange of D-1 shares on a 1:5.8418 basis for investors that meet their E-1 capital call obligation.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On March 8, 2001, the Board of Directors adopted the Pacific WebWorks, Inc. 2001 Equity Incentive Plan (the Plan). The Plan allows for the granting of awards in the form of stock options, stock appreciation rights or restricted shares to employees, independent directors and certain consultants.  The Plan was amended by the

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 8 – STOCKHOLDERS’ EQUITY– CONTINUED

Company on March 15, 2007, to allow for grant awards representing up to 10,000,000 shares of the Company's common stock under the Plan.  The Plan has not been approved by the Company’s shareholders as of December 31, 2012.

During 2013 and 2014, the Company granted no stock options as part of the Plan and no options were outstanding at any time during the years ended December 31, 2013 and 2014.

NOTE 9 – LITIGATION MATTERS

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

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm representing the plaintiffs in this matter.  On March 12, 2015, the Court denied this motion. The Company plans to appeal this order.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

NOTE 10 – INCOME TAXES

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

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 10 – INCOME TAXES – CONTINUED

Net deferred tax assets and liabilities consist of the following components as of December 31, 2013 and 2014:

	2013	2014
Deferred Tax Assets
NOL Carryforward	$ 2,778,200	$ 3,841,000
Contribution Carryforward	2,900	2,900
Cumulative Impairment Losses	223,600	223,600
Capital Loss Carryover	-	49,600
Deferred Tax Liabilities
Depreciation	(4,700)	(2,300)
Valuation Allowance	(3,000,000)	(4,114,800)
Net Deferred Tax Asset	$ -	$ -

The income tax expense differs from the amount of income tax determined by applying the U.S. federal and state  income tax rates to pretax income from continuing operations for the years ended December 31, 2013 and 2014 due to the following:

	2013	2014

Book Income	$ (462,400)	$ (194,500)
Minimum State Franchise Taxes	780	-
Change in Contingent Liabilities	(156,000)	-
Depreciation	1,500	(1,100)
Meals & Entertainment	2,200	2,500
Express Tax Gain on Disposal	2,600	-
NOL Carryforward	47,600	-
Impairment Loss	112,100	-
Valuation Allowance	358,966	193,100
	$ (92,654)	$ -

As of December 31, 2014, the Company had Net Operating Loss (NOL) carryforwards of approximately $9,848,800 that may be offset against future taxable income from the year 2015 through 2034.

Due to the change in ownership provisions of the Tax Reform Act of 1986, Net Operating Loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ASC No. 740 requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 10 – INCOME TAXES – CONTINUED

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

Jurisdiction	Open Tax Years
Federal	2010 - 2013
Utah State	2010 - 2013

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

NOTE 11 – SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended December 31, 2013 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 157,080	$ (3,610,343)
Headlamp Ventures	284,610	(438,264)
IntelliPay	461,594	381,264
Thrifty Seeker	1,359	(397)
TradeWorks	3,850	3,718
FundWorks	-	-
PWI	-	-
Promontory Marketing	-	(504)
Dynamic WebTools	755,607	(30,202)
World Commerce Network	-	12,534
Total	$ 1,664,100	$ (3,682,244)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

Pacific WebWorks, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 11 – SEGMENT REPORTING– CONTINUED

The year ended December 31, 2014 [a]
Business Unit	Revenues, net	Net income (loss)
Pacific WebWorks	$ 76,560	$ (1,381,550)
Headlamp Ventures	257,291	(17,879)
IntelliPay	441,606	364,190
Thrifty Seeker	20	(553)
TradeWorks	3,240	3,103
FundWorks	-	-
PWI	-	-
Promontory Marketing	-	(179)
Dynamic WebTools	5,799,593	487,397
World Commerce Network	-	10,895
Total	$ 6,578,311	$ (498,818)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with Bsquare Red, LLC, a Utah limited liability company. Robert Brett Bell and William Marc Bell each hold a 50% membership interest in Bsquare Red, LLC.  Both are brothers of our CEO, K. Lance Bell.  See Note 5 for more detailed information on the note receivable transactions the Company has entered into with Bsquare Red, LLC.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified the following reportable subsequent events:

On March 12, 2015, the Court denied the Company's motion to disqualify the remainder of the law firm representing plaintiffs in the lawsuit brought by Allen Stutelberg, Harold Schmunk and Michael Greer.  The Company plans to appeal this order (see Note 9 - Litigation Matters).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2014.

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

For the year ended December 31, 2014, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made to our internal controls over financial reporting during the year ended December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a small reporting company we are not subject to that requirement.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Pacific WebWorks are listed below, with their respective ages, positions and biographical information.  Our bylaws provide for a board of directors consisting of at least three directors.  At the time of this filing, the Company had one vacancy on our board.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no family relationships between our directors and executive officers.

Name	Age	Position Held	Director Term of Office
K. Lance Bell	41	Chairman of the Board Chief Executive Officer President Principal Financial Officer Treasurer	May 2011 until next annual meeting.
Derald Miller	31	Director Vice-President of Sales and Marketing	May 2014 until next annual meeting.
Tanner J Purser	29	Secretary Controller

K. Lance Bell:  On May 18, 2011, the Board appointed K. Lance Bell to fill the director vacancy on our Board and to serve until our next annual meeting or until he is succeeded by a qualified director.  He was also appointed President, Secretary and Chief Financial Officer of the Company at that time.  On December 1, 2012, the Board appointed Lance as Chairman, Chief Executive Officer and Treasurer.  He also remains President and Principal Financial Officer, but resigned his positions as Secretary and Chief Financial Officer at that time.  Lance earned an MBA from Goizueta Business School at Emory University in Atlanta, Georgia.  He also has over 17 years of experience in the IT services industry, including domestic and international architecture and operations management. From 2001 to 2011 Lance was employed by Cedarcrestone, Inc., a consulting and managed services firm that at the time had approximately 600 employees.  He started with that company as a Technical Consultant and advanced to Sr. Director of Information Technology in 2010.  The Board believes Lance’s extensive contacts, domestic and international experience, management and business expertise are a valuable component to our future success.

Derald Miller: Derald Miller joined Pacific WebWorks as Vice President of Sales & Marketing in May 2013 and was appointed to fill a vacancy on the board of directors in May 2014. Derald has extensive international business experience in sales, operations management and process improvement, most recently at Skullcandy, Inc. Derald also founded Westfahl Devices, a security device company that competes in the home security industry, where he served as CEO and guided the company to substantial growth during his tenure. Derald holds an MBA from the Jon M. Huntsman School of Business at Utah State University in Logan, Utah.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own ten percent or more of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent beneficial owners are required by SEC regulations to furnish Pacific WebWorks with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2014, and representations that Forms 5 are not required, we believe all forms were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
K. Lance Bell Chief Executive Officer	2014	240,300	62,000	6,350 (1)	308,650
	2013	228,758	62,000	5,220 (2)	295,978
Derald Miller Vice-President of Sales and Marketing	2014	95,417	37,000	2,338 (3)	134,755
	2013	51,667	28,000	0	79,667
Tanner J Purser Secretary	2014	67,708	18,500	2,342 (4)	88,550
	2013	59,583	18,500	1,612 (5)	79,695

(1)   Represents $6,350 contributed by the Company for country club membership dues.

(2)   Represents $5,220 contributed by the Company for country club membership dues.

(3)   Represents $2,338 contribution to SIMPLE IRA.

(4)   Represents $2,342 contribution to SIMPLE IRA.

(5)   Represents $1,612 contribution to SIMPLE IRA

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

Outstanding Equity Awards

The outstanding options granted under the Pacific WebWorks, Inc. 2001 Equity Incentive Plan have been cancelled as of December 31, 2010.  Accordingly, there are no outstanding equity awards held by our named executive officers at December 31, 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2014.

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

Beneficial Ownership

The following table lists the beneficial ownership of our outstanding common stock by our management.  We are unaware of any person or group who beneficially owns more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 49,713,895 shares of common stock outstanding as of March 15, 2015.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
K. Lance Bell	370,075	Less than 1%
Derald Miller	178,106	Less than 1%
Tanner J Purser	121,165	Less than 1%
All executive officers and directors as a group	669,346	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged in since the beginning of the last two completed fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

Director Independence

Our directors are not an independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees for each of the last two fiscal years by our independent registered public accounting firm, HJ & Associates, LLC, in connection with the audit of our financial statements and other professional services rendered.

	2014	2013
Audit fees	$ 50,500	$ 63,900
Audit-related fees	0	0
Tax fees	3,800	3,300
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Pacific WebWorks, Inc. are included in this report under Item 8 on pages 24 through 40.

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

Date:  March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/K. Lance Bell

K. Lance Bell

President

Chief Executive Officer

Principal Financial Officer

Treasurer

Date:  March 31, 2015

By:   /s/ Tanner J Purser

Tanner J Purser

Secretary

Controller

Date:  March 31, 2015