Form 10-Q
period 2015-03-31
PACIFIC WEBWORKS INC
filed 2015-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 15, 2015 was 49,713,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

14

Item 1A.  Risk Factors

15

Item 6.  Exhibits

19

Signatures

20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of March 31, 2015 and our consolidated statements of operations and cash flows for the three month periods ended March 31, 2015 and 2014 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for three month period ended March 31, 2015 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2014	2015
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$609,313	$276,633
Receivables
Trade, less allowance for doubtful receivables of $0 in 2013 and $0 in 2014	1,081,286	1,201,862
Prepaid expenses and other current assets	56,635	37,514
Inventory	20,289	14,743
Total current assets	1,767,523	1,530,752
PROPERTY AND EQUIPMENT, NET	13,995	12,339
Restricted cash	300,208	241,059
Security deposit	4,825	4,825
Deferred Expenses	60,972	260,919
Goodwill	1,946,253	1,946,253

Total Assets	$4,093,776	$3,996,147

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$50,528	$220,030
Accrued liabilities	149,487	153,064
Notes payable, current portion	24,601	9,840
Deferred revenue	169,229	348,174
Total current liabilities	393,845	731,108
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(14,419,498)	(14,854,390)
Total stockholders' equity	3,699,931	3,265,039

Total liabilities and stockholders' equity	$4,093,776	$3,996,147

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2014	THREE MONTHS ENDED MAR 31, 2015

Revenues
Hosting, gateway and maintenance fees	$405,976	$1,509,829
Product sales	70,188	29,030
	476,164	1,538,859
Cost of sales	240,003	1,316,540
Gross profit	236,161	222,319
Selling expenses	82,420	52,064
Research and development	54,933	54,463
General and administrative	364,404	548,790
Depreciation and amortization	1,065	1,656
Total operating expenses	502,822	656,973
Loss from operations	(266,661)	(434,654)

Other income (expense)
Interest income (expense), net	3,032	(238)
Total other income (expense)	3,032	(238)

Loss before income taxes	(263,629)	(434,892)
Income tax expense	-	-
Net loss	$(263,629)	$(434,892)

LOSS PER SHARE
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MAR 31, 2014	THREE MONTHS ENDED MAR 31, 2015

Cash Flows From Operating Activities
Net loss	$(263,629)	$(434,892)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	1,065	1,656
Changes in assets and liabilities
Receivables	8,907	(120,576)
Restricted cash	(21,416)	59,149
Prepaid expenses and other assets	22,988	(180,826)
Inventory	(39,879)	5,546
Interest receivable	(3,125)	-
Accounts payable and accrued liabilities	163	173,079
Deferred revenue	(13,821)	178,945

Net cash used for operating activities	(308,747)	(317,919)

Cash Flows From Investing Activities
Net cash used for investing activities	-	-

Cash Flows From Financing Activities
Cash paid on notes payable	(12,822)	(14,761)

Net cash used for financing activities	(12,822)	(14,761)

Net decrease in cash and cash equivalents	(321,569)	(332,680)

Cash and cash equivalents at beginning of period	1,928,821	609,313

Cash and cash equivalents at end of period	$1,607,252	$276,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$310	$324
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K.  Operating results for the three month period ending March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.  During the three month period ended March 31, 2015, the Company made principal payments of $14,761 and interest of $324.

NOTE 3 – NOTES RECEIVABLE

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

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest is charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

 (Unaudited)

NOTE 3 – NOTES RECEIVABLE (CONTINUED)

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

NOTE 4 – COMMITMENTS & CONTINGENCIES

During the year ended December 31, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five. A security deposit in the amount of $4,825 was required upon lease execution.

NOTE 5 – LITIGATION MATTERS

On September 6, 2013, our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages.

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm representing the plaintiffs in this matter. On March 12, 2015, the Court denied this motion.  The Company subsequently filed for interlocutory appeal and on April 30, 2015, the Utah Court of Appeals denied this petition.

We are involved in various other disputes and claims arising in the normal course of our business.  In the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 6 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	March 31, 2014[a]		March 31, 2015[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 25,208	$ (401,252)	$ -	$ (366,786)
IntelliPay	123,398	103,520	90,091	73,618
Headlamp Ventures	70,168	(8,068)	29,030	(656)
TradeWorks	900	900	670	670
Thrifty Seeker	20	(130)	-	(149)
Promontory Marketing	-	(45)	-	(55)
World Commerce Network	-	3,125	-	(6)
Dynamic WebTools	256,470	38,321	1,419,068	(141,528)
Total	$ 476,164	$ (263,629)	$ 1,538,859	$ (434,892)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 7 – SUBSEQUENT EVENTS

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

The first quarter of 2015 was primarily devoted to marketing the Company’s Internet technology products and service.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

Over the last few years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of March 31, 2015, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $3,050,000 of which has been repaid as of March 31, 2015 (See “Liquidity and Capital Resources,” below).

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at March 31, 2015 included accounts payable and accrued liabilities. Accounts payable of $220,030 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $153,064 were primarily the result of payroll related liabilities and a disputed payable from the past, offset by estimated refunds and receivables. Our notes payable of $9,840 were related to the note issued to acquire business insurance.

Also included in current liabilities at March 31, 2015 is $348,174 in deferred revenue primarily related to hosting services.

On June 13, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

On September 2, 2014 the Company entered into a $44,281.50 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.  During the three month period ended March 31, 2015, the Company made principal payments of $14,761 and interest of $324.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three month periods ended March 31, 2015 and the year ended December 31, 2014.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2014	Three month period ended Mar. 31, 2015
Cash and cash equivalents	$ 609,313	$ 276,333
Total current assets	$ 1,767,523	$ 1,530,752
Total assets	$ 4,093,776	$ 3,996,147
Total current liabilities	$ 393,845	$ 731,108
Total liabilities	$ 393,845	$ 731,108
Accumulated deficit	$ (14,419,498)	$ (14,854,390)
Total stockholders’ equity	$ 3,699,931	$ 3,265,039

Total assets decreased at March 31, 2015 as compared to December 31, 2014 primarily as a result of increased receivables, restricted cash and deferred expenses.  At March 31, 2015 total liabilities also increased compared to the 2014 year end as a result of increased accounts payable and deferred revenue.  Our accumulated deficit increased at March 31, 2015 as a result of posting a net loss for the three month period ended March 31, 2015.

Three months ended March 31, 2015 and 2014

SUMMARY OPERATING RESULTS
Three month period ended March 31,
	2014	2015
Revenues, net	$ 476,164	$ 1,538,859
Cost of sales	$ 240,003	$ 1,316,540
Gross profit	$ 236,161	$ 222,319
Total operating expenses	$ 502,822	$ 656,973
Loss from operations	$ (266,661)	$ (434,654)

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

Our net revenues increased for the 2015 first quarter compared to the 2014 first quarter as a result of the renewed marketing of the Company’s Internet technology products and service.  The Company has focused on expanding its infrastructure and technology suite and Management believes that continued focus on the Company’s technology business can result in additional revenue increases.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues increased in the 2015 first quarter compared to the 2014 first quarter.  Cost of sales was 85.55% of net revenues for the 2015 first quarter as compared to 50.40% of net revenues for the 2014 first quarter.  The increases in the 2015 first quarter were due to increased commissions directly related to new customer acquisition and increased merchant fees related to processing sales.  Management anticipates that cost of sales will remain higher as a percentage of sales as the Company continues to pay commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, chargeback and banking fees, internet fees and other overhead-related costs.  General and administrative expenses increased for the 2015 first quarter compared to the 2014 first quarter due to an increase in legal expense related to defense against the lawsuit filed against the Company, an increase in chargeback and banking fees and an increase in customer service fees and other overhead costs related to increased sales volume.

Total operating expenses increased in the three month ended March 31, 2015 compared to the three month ended March 31, 2014 primarily due to the increase in general and administrative expenses.

Total other income decreased for the 2015 first quarter compared to the 2014 first quarter primarily due to a decrease in interest income earned.

As a result of the above changes in our operations, we recorded a net loss for the three month periods ended March 31, 2015 and March 31, 2014.

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

Goodwill - Goodwill related to Intellipay is assessed annually for impairment by comparing the fair value of Intellipay to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of Intellipay is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of Intellipay is less than book value, then an impairment loss is recognized equal to the excess of book value to estimated fair value. The impairment test for 2014 resulted in an estimated fair value in excess of the book value of goodwill and no impairment was required.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at March 31, 2015.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended March 31, 2015.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm representing the plaintiffs in this matter. On March 12, 2015, the Court denied this motion.  The Company subsequently filed for interlocutory appeal and on April 30, 2015, the Utah Court of Appeals denied this petition.

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

ITEM 6.  EXHIBITS

Part I Exhibits
No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
Part II Exhibits
No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit No. 3.1 for Form 10-Q filed November 13, 2001)
3(ii)	Amended Bylaws of Pacific WebWorks, Inc. (Incorporated by reference to exhibit No. 3.2 for Form 10, as amended, file No. 0-26731, filed July 16, 1999.)
10.1	Employment agreement between Pacific WebWorks and K. Lance Bell, dated November 29, 2012 (Incorporated by reference to exhibit 10.4 to Form 10-K filed April 1, 2013)
10.2	Lease Agreement between Pacific WebWorks, Inc. and DSI, dated June 13, 2013 (Incorporated by reference to exhibit 10.2 to Form 10-Q, filed August 14, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: May 15, 2015	By: /s/ Tanner J Purser Tanner J Purser Secretary, Controller