Form 10-Q
period 2015-06-30
PACIFIC WEBWORKS INC
filed 2015-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 14, 2015 was 49,713,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of June 30, 2015 and our consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2015 and 2014 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2014	2015
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$609,313	$363,562
Receivables
Trade, less allowance for doubtful receivables of $0 in 2014 and $0 in 2015	1,081,286	1,896,689
Prepaid expenses and other current assets	56,635	18,691
Inventory	20,289	15,522
Total current assets	1,767,523	2,294,464
PROPERTY AND EQUIPMENT, NET	13,995	10,683
Restricted cash	300,208	189,011
Security deposit Deferred Expenses	4,825 60,972	4,825 16,690
Goodwill	1,946,253	1,946,253

Total Assets	$4,093,776	$4,461,926

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$50,528	$87,083
Accrued liabilities	149,487	434,764
Notes payable, current portion	24,601	-
Deferred revenue	169,229	52,029
Total current liabilities	393,845	573,876
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(14,419,498)	(14,231,379)
Total stockholders' equity	3,699,931	3,888,050

Total liabilities and stockholders' equity	$4,093,776	$4,461,926

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2014	SIX MONTHS ENDED JUN 30, 2015	THREE MONTHS ENDED JUN 30, 2014	THREE MONTHS ENDED JUN 30, 2015

Revenues
Hosting, gateway and maintenance fees	$1,336,226	$3,875,400	$930,250	$2,365,571
Product sales	142,649	82,496	72,461	53,466
	1,478,875	3,957,896	1,002,711	2,419,037
Cost of sales	845,780	2,506,805	605,778	1,190,265
Gross profit	633,095	1,451,091	396,933	1,228,772
Selling expenses	161,797	85,432	79,377	33,368
Research and development	114,089	107,546	59,155	53,083
General and administrative	765,699	1,066,253	401,295	517,463
Depreciation and amortization	2,130	3,312	1,065	1,656
Total operating expenses	1,043,715	1,262,543	540,892	605,570
Income (loss) from operations	(410,620)	188,548	(143,959)	623,202

Other income (expense)
Interest income (expense), net	6,082	(429)	3,050	(191)

Total other income (expense)	6,082	(429)	3,050	(191)

Income (loss) before income taxes	(404,538)	188,119	(140,909)	623,011
Income tax expense	4	-	4	-
Net Income (loss)	$(404,542)	$188,119	$(140,913)	$623,011

LOSS PER SHARE
Basic	$(0.01)	$0.00	$(0.00)	$0.01
Diluted	$(0.01)	$0.00	$(0.00)	$0.01
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2014	SIX MONTHS ENDED JUN 30, 2015

Cash Flows From Operating Activities
Net loss	$(404,542)	$188,119
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	2,130	3,312
Changes in assets and liabilities
Receivables	(385,551)	(815,403)
Restricted cash	(49,993)	111,197
Prepaid expenses and other assets	(200,780)	82,226
Inventory	(16,010)	4,767
Interest receivable	(6,285)	-
Accounts payable and accrued liabilities	162,367	321,832
Deferred revenue	321,151	(117,200)

Net cash used for operating activities	(577,513)	(221,150)

Cash Flows From Investing Activities
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities
Cash paid on notes payable	(25,642)	(24,601)

Net cash used for financing activities	(25,642)	(24,601)

Net increase (decrease) in cash and cash equivalents	(603,155)	(245,751)

Cash and cash equivalents at beginning of period	1,928,821	609,313

Cash and cash equivalents at end of period	$1,325,666	$363,562

Supplemental disclosures of cash flow information:
Cash paid for interest	$620	$540
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K.  Operating results for the six month period ending June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2 – NOTES PAYABLE

On August 28, 2013 the Company entered into a $42,738 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 10 monthly payments of $4,377.  During the three month period ended June 30, 2014, the Company made principal payments of $12,821 and interest of $310.  For the six month period ended June 30, 2014, the Company made principal payments of $25,642 and interest of $620.  The note has been paid in full.

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028. As of December 31, 2014, the balance was $24,601. During the three month period ended June 30, 2015, the Company made principal payments of $9,840 and interest of $216.  For the six month period ended June 30, 2015, the Company made principal payments of $24,601 and interest of $540. As of June 30, 2015, the note had been paid in full.

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

June 30, 2015 and 2014

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

NOTE 5 – LITIGATION MATTERS

On September 6, 2013, our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages. In June, 2015, the Company filed a motion for Summary Judgment and on July 14, 2015, the Court granted that motion in the amount of $546,798.  The judgment bears interest at a rate of 15% per annum until paid in full. On July 21, 2015, Mr. Didier opposed the Company’s motion for Summary Judgment disputing the amount of the judgment.

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

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 6 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	June 30, 2014[a]		June 30, 2015[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$20,719	$(335,570)	$-	$(286,143)
IntelliPay	113,585	99,345	83,974	69,795
Headlamp Ventures	72,461	10,458	53,466	19,389
TradeWorks	820	683	600	576
Thrifty Seeker	-	(124)	-	(150)
Promontory Marketing	-	(45)	-	(60)
World Commerce Network	-	3,160	-	-
Dynamic WebTools	795,126	81,180	2,280,997	819,604
Total	$1,002,711	$(140,913)	$2,419,037	$623,011

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	Six Months Ended		Six Months Ended
	June 30, 2014[a]		June 30, 2015[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$45,927	$(736,821)	$-	$(652,929)
IntelliPay	236,983	202,865	174,065	143,413
Headlamp Ventures	142,629	2,390	82,496	18,733
TradeWorks	1,720	1,583	1,270	1,246
Thrifty Seeker	20	(255)	-	(299)
Promontory Marketing	-	(90)	-	(115)
World Commerce Network	-	6,285	-	(6)
Dynamic WebTools	1,051,596	119,501	3,700,065	678,076
Total	$1,478,875	$(404,542)	$3,957,896	$188,119

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

 (Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified the following reportable subsequent events:

In the Headlamp Ventures, LLC, action against Marc Didier the Court granted the motion described in Note 5 for summary judgment in the amount of $546,798 on July 14, 2015.  The judgment bears interest at a rate of 15% per annum until paid in full. On July 21, 2015, Mr. Didier opposed the Company’s motion for Summary Judgment disputing the amount of the judgment.

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

During the six month period ended June 30, 2015 the company primarily focused our operations on marketing the Company’s Internet technology products and service.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

Over the last few years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of June 30, 2015, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $3,050,000 of which has been repaid as of June 30, 2015 (See “Liquidity and Capital Resources,” below).

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

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance as an Internet application service provider.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.  On occasion we encounter a situation where we have a backlog of billing that cannot be processed until sufficient merchant processing is obtained.  The Company currently has $1,330,767 in overdue billing that is on hold until we secure additional merchant processing.  We expect to obtain merchant processing that will enable us to bring the Company’s billing current in the next 30 to 90 days.

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

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at June 30, 2015 included accounts payable and accrued liabilities. Accounts payable of $87,083 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $434,764 were primarily the result of payroll related liabilities, a disputed payable from the past, and accrued merchant fees, offset by estimated refunds and receivables.

Also included in current liabilities at June 30, 2015 is $52,029 in deferred revenue primarily related to hosting services.

On June 13, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028. As of December 31, 2014, the balance was $24,601. During the three month period ended June 30, 2015, the Company made principal payments of $9,840 and interest payments of $216.  For the six month period ended June 30, 2015, the Company made principal payments of $24,601 and interest of $540. As of June 30, 2015, the note had been paid in full.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and six month periods ended June 30, 2015 and 2014.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2014	Six month period ended June 30, 2015
Cash and cash equivalents	$609,313	$363,562
Total current assets	$1,767,523	$2,294,464
Total assets	$4,093,776	$4,461,926
Total current liabilities	$393,845	$573,876
Total liabilities	$393,845	$573,876
Accumulated deficit	$(14,419,498)	$(14,231,379)
Total stockholders’ equity	$3,699,931	$3,888,050

Total assets increased at June 30, 2015 as compared to December 31, 2014 primarily as a result of increased receivables.  At June 30, 2015 total liabilities increased compared to the 2014 year end primarily as a result of accrued merchant fees  Our accumulated deficit decreased at June 30, 2015 as a result of posting net income for the six month period ended June 30, 2015.

SUMMARY OPERATING RESULTS
	Three month period ended June 30,		Six month period ended June 30,
	2014	2015	2014	2015
Revenues, net	$1,002,711	$2,419,037	$1,478,875	$3,957,896
Cost of sales	$605,778	$1,190,265	$845,780	$2,506,805
Gross profit	$396,933	$1,228,772	$633,095	$1,451,091
Total operating expenses	$540,892	$605,570	$1,043,715	$1,262,543
Income (loss) from operations	$(143,959)	$623,202	$(410,620)	$188,548
Total other income (expense)	$3,050	$(191)	$6,082	$(429)
Income tax benefit (expense)	$-	$-	$-	$-
Net income (loss)	$(140,913)	$623,011	$(404,542)	$188,119
Earnings per share - basic	$(0.00)	$0.01	$(0.01)	$0.00

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

Our net revenues increased for the 2015 second quarter and six month period compared to the 2014 interim periods as a result of marketing of the Company’s Internet technology products and service.  The Company has focused on expanding its infrastructure and technology suite and management believes that continued focus on the Company’s technology business can result in additional revenue increases.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues decreased in the 2015 second quarter and six month periods as compared to the 2014 interim periods.  Cost of sales was 49.2% of net revenues for the 2015 second quarter as compared to 60.4% of net revenues for the 2014 second quarter and was 63.3% of net revenues for the 2015 six month period compared to 57.2% of net revenues for the 2014 six month period.  The decreases in the 2015 interim periods were due to increased billing with fewer commissions directly related to new customer acquisition.  Management anticipates that cost of sales will increase as a percentage of sales as the Company pays commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, internet fees and other overhead-related costs.  General and administrative expenses increased for the 2015 second quarter and six month period compared to the 2014 interim periods due to an increase in chargeback expenses.

Total operating expenses increased for the 2015 interim periods compared to the 2014 interim periods primarily due to the increase in general and administrative expenses.

Total other income decreased for the 2015 interim periods compared to the 2014 interim periods due to a decrease in interest income.

As a result of the above changes in our operations, we recorded net income for the 2015 second quarter and six month period and net losses for the 2014 interim periods.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at June 30, 2015.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended June 30, 2015.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 6, 2013, our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages. In June, 2015, the Company filed a motion for Summary Judgment and on July 14, 2015, the Court granted that motion in the amount of $546,798.  The judgment bears interest at a rate of 15% per annum until paid in full. On July 21, 2015, Mr. Didier opposed the Company’s motion for Summary Judgment disputing the amount of the judgment.

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

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  In the past, these merchant account limitations have forced management to restrict our business growth and this restriction of growth continues to impact our earnings in a negative manner.  On occasion we encounter a situation where we have a backlog of billing that cannot be processed until sufficient merchant processing is obtained.  The Company currently has $1,330,767 in overdue billing that is on hold until we secure additional merchant processing.  We expect to obtain merchant processing that will enable us to bring the Company’s billing current in the next 30 to 90 days.

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

Date: August 14, 2015	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: August 14, 2015	By: /s/ Tanner J Purser Tanner J Purser Secretary, Controller