Form 10-Q
period 2015-09-30
PACIFIC WEBWORKS INC
filed 2015-11-16
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 13, 2015 was 49,713,895.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 1A.  Risk Factors

16

Item 6.  Exhibits

21

Signatures

22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated balance sheets as of September 30, 2015 and our consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2015 and 2014 are unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be expected for any subsequent period.

PACIFIC WEBWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Pacific WebWorks, Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2014	2015
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$609,313	$242,936
Receivables
Trade, less allowance for doubtful receivables of $0 in 2014 and $0 in 2015	1,081,286	1,932,787
Prepaid expenses and other current assets	56,635	89,854
Inventory	20,289	18,549
Total current assets	1,767,523	2,284,126
PROPERTY AND EQUIPMENT, NET	13,995	9,027
Restricted cash	300,208	479,164
Security deposit	4,825	4,825
Deferred Expenses	60,972	148,212
Goodwill	1,946,253	1,946,253

Total Assets	$4,093,776	$4,871,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$50,528	$57,155
Accrued liabilities	149,487	704,086
Notes payable, current portion	24,601	70,374
Deferred revenue	169,229	500,735
Total current liabilities	393,845	1,332,350
STOCKHOLDERS' EQUITY
Common stock - par value $0.001; authorized 50,000,000; issued and
outstanding 49,713,895 and 49,713,895, respectively	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(14,419,498)	(14,580,172)
Total stockholders' equity	3,699,931	3,539,257

Total liabilities and stockholders' equity	$4,093,776	$4,871,607

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2014	NINE MONTHS ENDED SEP 30, 2015	THREE MONTHS ENDED SEP 30, 2014	THREE MONTHS ENDED SEP 30, 2015

Revenues
Hosting, gateway and maintenance fees	$5,227,532	$4,177,512	$3,891,307	$302,112
Product sales	205,498	120,439	62,849	37,942
	5,433,030	4,297,951	3,954,156	340,054
Cost of sales	4,039,164	2,786,996	3,193,384	280,191
Gross profit	1,393,866	1,510,955	760,772	59,863
Selling expenses	215,985	124,063	54,188	38,632
Research and development	166,319	161,198	52,232	53,652
General and administrative	1,142,559	1,380,800	376,860	314,547
Depreciation and amortization	3,196	4,968	1,065	1,656
Total operating expenses	1,528,059	1,671,029	484,345	408,487
Income (Loss) from operations	(134,193)	(160,074)	276,427	(348,624)

Other income (expense)
Interest income (expense), net	9,232	(600)	3,150	(171)

Total other income (expense)	9,232	(600)	3,150	(171)

Income (Loss) before income taxes	(124,961)	(160,674)	279,577	(348,795)
Income tax expense	4	-		-
Net Income (loss)	$(124,965)	$(160,674)	$279,577	$(348,795)

INCOME (LOSS) PER SHARE
Basic	$(0.00)	$0.00	$0.01	$(0.01)
Diluted	$(0.00)	$0.00	$0.01	$(0.01)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

Pacific WebWorks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEP 30, 2014	NINE MONTHS ENDED SEP 30, 2015

Cash Flows From Operating Activities
Net loss	$(124,965)	$(160,674)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	3,196	4,968
Changes in assets and liabilities
Receivables	(1,827,617)	(851,501)
Restricted cash	(353,647)	(178,956)
Prepaid expenses and other assets	(106,484)	(120,459)
Inventory	(5,684)	1,740
Interest receivable	30,093	-
Accounts payable and accrued liabilities	55,265	561,226
Deferred revenue	934,637	331,506

Net cash used for operating activities	(1,395,206)	(412,150)

Cash Flows From Investing Activities
Proceeds from notes receivable	60,578	-
Net cash provided by investing activities	60,578	-

Cash Flows From Financing Activities
Proceeds from notes payable	44,281	77,411
Cash paid on notes payable	(30,563)	(31,638)

Net cash provided by financing activities	13,718	45,773

Net increase (decrease) in cash and cash equivalents	(1,320,910)	(366,377)

Cash and cash equivalents at beginning of period	1,928,821	609,313

Cash and cash equivalents at end of period	$607,911	$242,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$728	$740
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

 (Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K.  Operating results for the nine month period ending September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028. During the three month period ended September 30, 2015, the Company made principal payments of $0 and interest of $0.  For the nine month period ended September 30, 2015, the Company made principal payments of $24,601 and interest of $540. The note had been paid in full.

On August 26, 2015 the Company entered into a $77,411 financing agreement for payment of its business insurance.  The financing agreement carries a 5.65% annual rate of interest and requires the Company to make 11 monthly payments of $7,237. During the three month period ended September 30, 2015, the Company made principal payments of $7,037 and interest of $200.  For the nine month period ended September 30, 2015, the Company made principal payments of $7,037 and interest of $200.

NOTE 3 – NOTES RECEIVABLE

On August 3, 2011, the Company, through its World Commerce Network, LLC subsidiary, issued a $250,000 promissory note to Bryan Development, LLC, a Utah limited liability company, for use as working capital in its business investment activities.  On December 31, 2012, the maturity date of the promissory note was extended to December 31, 2013, on December 31, 2013, the maturity date of the promissory note was extended to June 30, 2014 and on June 30, 2014 the maturity date of the

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

 (Unaudited)

NOTE 3 – NOTES RECEIVABLE (CONTINUED)

promissory note was extended to August 31, 2015. As of December 31, 2014, the promissory note was repaid in full.

On August 15, 2011, Headlamp Ventures established a revolving line of credit facility and issued an initial $400,000 promissory note to Grupo Zapata Arce, a division of Metales y Minerales S.A. De C.V., a corporation organized under the laws of Mexico, for use in its iron ore exporting business.  Interest is charged on amounts outstanding in the form of a fee of $3.00 per metric ton of iron ore purchased with proceeds of the note.  On September 20, 2011, Grupo Zapata Arce Division Metales y Minerals S.A. de C.V., LLC was added as a party to the revolving line of credit and promissory note originally established on August 15, 2011 for Grupo Zapata Arce.  Grupo Zapata Arce is positioned in an industry experiencing resurgent demand that is especially driven by emerging markets around the world. However, as of August 31, 2013 Grupo Zapata Arce is in default under the promissory note and Headlamp Ventures has initiated legal action to collect the amount due.  (See Note 5 – Litigation Matters, below.)

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

NOTE 5 – LITIGATION MATTERS

On September 6, 2013, our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages. In June, 2015, the Company filed a motion for Summary Judgment and on July 14, 2015, the Court granted that motion in the amount of $546,798.  The judgment bears interest at a rate of 15% per annum until paid in full. On August 4, 2015, Mr. Didier filed a Chapter 7 Bankruptcy case.

On November 15, 2013 Pacific WebWorks, Inc. was served a summons by the Third Judicial District Court in and for Salt Lake County, State of Utah.  The plaintiffs, Allen Stutelberg, Harold Schmunk and Michael Greer, filed a derivative action alleging Pacific WebWorks, Inc. and five former and current members of the board of directors, officers and/or employees of the Company committed corporate waste, breached fiduciary duties and committed civil conspiracy resulting in mismanagement of the Company’s assets and affairs and usurpation of corporate opportunities.  The plaintiffs seek general and punitive damages in excess of $300,000 for each of the five causes of action to be proven at a jury trial.  The Company retained legal counsel to vigorously defend against these allegations.  The Company’s counsel filed an answer to the summons and filed a motion to disqualify plaintiff’s attorney due to a conflict of interest.  The Company’s motion to disqualify plaintiff’s attorney was granted in July 2014.  In October 2014 the Company filed a motion to disqualify the remainder of the law firm

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

 (Unaudited)

NOTE 5 – LITIGATION MATTERS (CONTINUED)

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

NOTE 6 – SEGMENT REPORTING

	Three Months Ended		Three Months Ended
	September 30, 2014[a]		September 30, 2015[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 19,050	$ (295,836)	$ -	$ (308,825)
IntelliPay	117,234	98,267	92,217	78,555
Headlamp Ventures	62,849	5,695	37,942	10,009
TradeWorks	770	770	580	262
Thrifty Seeker	-	(149)	-	(149)
Promontory Marketing	-	(45)	-	(60)
World Commerce Network	-	3,045	-	-
Dynamic WebTools	3,754,253	467,830	209,315	(128,587)
Total	$ 3,954,156	$ 279,577	$ 340,054	$ (348,795)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

	Nine Months Ended		Nine Months Ended
	September 30, 2014[a]		September 30, 2015[a]
Business Unit	Revenues, net	Net income (loss)	Revenues, net	Net income (loss)
Pacific Web Works	$ 64,977	$ (1,032,657)	$ -	$ (961,754)
IntelliPay	354,216	301,131	266,282	221,968
Headlamp Ventures	205,478	8,085	120,439	28,742
TradeWorks	2,490	2,353	1,850	1,508
Thrifty Seeker	20	(404)	-	(448)
Promontory Marketing	-	(134)	-	(176)
World Commerce Network	-	9,330	-	(6)
Dynamic WebTools	4,805,849	587,331	3,909,380	549,492
Total	$ 5,433,030	$ (124,965)	$ 4,297,951	$ (160,674)

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

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

During the nine month period ended September 30, 2015 the Company primarily focused our operations on marketing the Company’s Internet technology products and service.  As announced, the Company has developed alternative means to market our Visual WebTools™ product while at the same time expanding its Internet technology suite and establishing an international framework for marketing its products.

Over the last few years we trimmed our staffing significantly and identified and hired the personnel necessary to address our legal and reporting issues and move the business forward.  One of our goals has been to find synergistic opportunities that help to diversify the Company’s operations.  We formed Headlamp Ventures, LLC and activated World Commerce Network, LLC and funded these subsidiaries for the purpose of seeking out investment opportunities in other businesses.  As of September 30, 2015, the Company, directly or through our subsidiaries, has invested an aggregate of $712,780 in other businesses and has been issued an aggregate of $3,450,000 in notes receivable by other businesses, $3,050,000 of which has been repaid as of September 30, 2015 (See “Liquidity and Capital Resources,” below).

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

Maintaining sufficient merchant account processing capabilities will continue to be a factor in our overall performance as an Internet application service provider.  We work diligently with our existing merchant account providers and continually search for new merchant account providers in order to manage this risk.  On occasion we encounter a situation where we have a backlog of billing that cannot be processed until sufficient merchant processing is obtained.  The Company currently has $1,887,343 in overdue billing that is on hold until we secure additional merchant processing.  We expect to obtain merchant processing that will enable us to bring the Company’s billing current in the next 30 to 90 days.

If we are able to maintain sufficient merchant account processing capabilities, then we believe that we will be able to sustain our operations with existing cash and assets and future cash flows during the next twelve to twenty-four months and possibly beyond.  Should we need to raise money in the future we believe funding may be obtained through additional debt arrangements in addition to our internally generated cash flows.  However, if we are unable to obtain additional funds on acceptable terms, then we might be forced to delay or abandon some or all of our product development, marketing or business plans, and growth could be slowed, which may result in declines in our operating results and common stock market price.

Commitments and Contingencies

Current Liabilities:  Our total current liabilities at September 30, 2015 included accounts payable and accrued liabilities.  Accounts payable of $57,155 were related to operating costs such as marketing and advertising expenses and professional fees.  Our accrued liabilities of $704,086 were primarily the result of payroll related liabilities, a disputed payable from the past, and accrued merchant fees, offset by estimated refunds and receivables.

Also included in current liabilities at September 30, 2015 is $500,735 in deferred revenue primarily related to hosting services.

On June 13, 2013, the Company entered into a lease agreement for commercial office space.  The lease runs through May 31, 2018 and provides for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.

On September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carries a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028. During the three month period ended September 30, 2015, the Company made principal payments of $0 and interest of $0.  For the nine month period ended September 30, 2015, the Company made principal payments of $24,601 and interest of $540. The note had been paid in full by June 30, 2015.

On August 26, 2015 the Company entered into a $77,411 financing agreement for payment of its business insurance.  The financing agreement carries a 5.65% annual rate of interest and requires the Company to make 11 monthly payments of $7,237. During the three month period ended September 30, 2015, the Company made principal payments of $7,037 and interest of $200.  For the nine month period ended September 30, 2015, the Company made principal payments of $7,037 and interest of $200.

Results of Operations

The following discussions are based on the consolidated financial statements of Pacific WebWorks and its subsidiaries for the three and nine month periods ended September 30, 2015 and 2014.  The following charts are a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I, Item 1, above.

SUMMARY BALANCE SHEET COMPARISON
	Year ended Dec. 31, 2014	Nine month period ended September 30, 2015
Cash and cash equivalents	$ 609,313	$ 242,936
Total current assets	1,767,523	2,284,126
Total assets	4,093,776	4,871,607
Total current liabilities	393,845	1,332,350
Total liabilities	393,845	1,332,350
Accumulated deficit	(14,419,498)	(14,580,172)
Total stockholders’ equity	$ 3,699,931	$ 3,539,257

Total assets increased at September 30, 2015 as compared to December 31, 2014 primarily as a result of increased receivables.  At September 30, 2015 total liabilities increased compared to the 2014 year end primarily as a result of accrued merchant fees and deferred revenue. Our accumulated deficit increased at September 30, 2015 as a result of posting net loss for the nine month period ended September 30, 2015.

SUMMARY OPERATING RESULTS
	Three month period ended September 30,		Nine month period ended September 30,
	2014	2015	2014	2015
Revenues, net	$ 3,954,156	$ 340,054	$ 5,433,030	$ 4,297,951
Cost of sales	3,193,384	280,191	4,039,164	2,786,996
Gross profit	760,772	59,863	1,393,866	1,510,955
Total operating expenses	484,345	408,487	1,528,059	1,671,029
Income (loss) from operations	276,427	(348,624)	(134,193)	(160,074)
Total other income (expense)	3,150	(171)	9,232	(600)
Income tax benefit (expense)	-	-	(4)	-
Net income (loss)	279,577	(348,795)	(124,965)	(160,674)
Earnings per share - basic	$ 0.01	$ (0.01)	$ (0.00)	$ 0.00

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

Our net revenues decreased for the 2015 nine month period and for the three month period ending September, 30 2015 compared to the 2014 interim periods as a result of the Company curtailing the marketing expense for its Internet technology products and service.  The Company has focused on expanding its infrastructure and technology suite and management believes that continued focus on the Company’s technology business can result in revenue increases.

Cost of sales includes costs related to fulfillment, marketing, merchant fees, certain royalties and commissions, and amortization of purchased customer portfolios.  Cost of sales as a percentage of net revenues increased to 82.39% of net revenues for the 2015 third quarter as compared to 80.76% of net revenues for the 2014 third quarter and decreased to 64.84% of net revenues for the 2015 nine month period compared to 74.34% of net revenues for the 2014 nine month period.  The increase in the 2015 third quarter was due to a reduction in revenues.  The decrease in the 2015 nine month period was due to fewer commissions paid directly related to new customer acquisition.  Management anticipates that cost of sales will increase as a percentage of sales as the Company pays commissions for new customer acquisitions and merchant fees to process sales.

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel.  In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space and utilities, banking fees, internet fees and other overhead-related costs.  General and administrative expenses decreased for the 2015 third quarter compared to the 2014 third quarter due to a reduction chargeback expenses, but increased for the 2015 nine month period compared to the 2014 nine month period due to an increase in chargeback expenses.

Total operating expenses decreased for the 2015 third quarter compared to the 2014 third quarter due to a reduction in selling expenses and general and administrative expenses, but increased for the 2015 nine month period compared to the 2014 nine month period primarily due to the increase in general and administrative expenses.

Total other income decreased for the 2015 interim periods compared to the 2014 interim periods due to a decrease in interest income.

As a result of the above changes in our operations, we recorded a net loss for the 2015 third quarter and 2015 nine month period and net income for the 2014 third quarter and a net loss for the 2014 nine month period.

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

Contingent liabilities - Material estimates for contingent liabilities include approximately $0 for our operating companies.  From a liquidity standpoint, any settlement or judgment received by the Company from pending or threatened litigation may have a direct effect on our cash balances at September 30, 2015.  Management believes that all amounts estimated and recorded as contingent liabilities approximate the amount of liabilities that could be owed to parties in the form of settlement or in a judgment.  Any settlements that might occur below amounts accrued would result in a favorable impact to our earnings and working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended September 30, 2015.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 6, 2013, our subsidiary, Headlamp Ventures, LLC, filed a complaint against Marc Didier in the Third District Court Salt Lake County State of Utah.  The complaint alleges that Headlamp Ventures loaned Grupo Zapata Arce (“Zapata”) $400,000 and Mr. Didier guaranteed the Loan Agreement and Note.  Zapata failed to repay the loan by the due date of August 31, 2013 and is in default.  Pursuant to the Guaranty and Security Agreement, Mr. Didier is obligated for all amounts due and owing.  Headlamp Ventures seeks repayment of the loan amount, plus interest, attorneys’ fees and punitive damages. In June, 2015, the Company filed a motion for Summary Judgment and on July 14, 2015, the Court granted that motion in the amount of $546,798.  The judgment bears interest at a rate of 15% per annum until paid in full. On August 4, 2015, Mr. Didier filed a Chapter 7 Bankruptcy case.

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

We rely upon our credit card merchant accounts to collect our monthly hosting payments and many of the limitations imposed upon us by the credit card associations, in the opinion of management, are unreasonable and unnecessarily confining.  In the past, these merchant account limitations have forced management to restrict our business growth and this restriction of growth continues to impact our earnings in a negative manner.  On occasion we encounter a situation where we have a backlog of billing that cannot be processed until sufficient merchant processing is obtained.  The Company currently has $1,887,343 in overdue billing that is on hold until we secure additional merchant processing.  We expect to obtain merchant processing that will enable us to bring the Company’s billing current in the next 30 to 90 days.

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

Date: November 16, 2015	PACIFIC WEBWORKS, INC. By: /s/ K. Lance Bell K. Lance Bell President, Chief Executive Officer, Principal Financial Officer, Treasurer and Chairman of the Board
Date: November 16, 2015	By: /s/ Tanner J Purser Tanner J Purser Secretary, Controller