Form 10-K
period 2016-12-31
PACIFIC WEBWORKS INC
filed 2017-12-07
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission file number:   000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

NEVADA                                                 87-0627910

(State or Incorporation)                               (I.R.S. Employer Id. No.)

3136 Mission Gorge Road # 111, San Diego, CA  92120                       (858) 459-1133

(Address of principal executive offices)                                           (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether Pacific WebWorks, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company  [x]

Indicate by check mark whether Pacific WebWorks, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes [x]  No [  ]

The aggregate market value of Pacific WebWorks, Inc. common stock held by non-affiliates of Pacific WebWorks, Inc. as of the last business day of the Company’s most recently completed fiscal year (December 31, 2016) was approximately $502,110 (based on the last trade price of $0.0101 reported by OTC on or prior to December 31, 2016). For this purpose it is assumed that Pacific WebWorks, Inc. had  no officers and directors, as all previous officers and directors had resigned and the Company was controlled by the Liquidating Trustee, and no shareholder of record owned 10% or more of the issued and outstanding shares.

There were 149,713,895 shares of Pacific WebWorks, Inc. common stock outstanding as of December 4, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

PACIFIC WEBWORKS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

INDEX

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

EXPLANATORY NOTE

This is the first periodic report of Pacific WebWorks Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after September 30, 2015. This comprehensive report was delayed due to the Company’s Chapter 11 Bankruptcy proceedings and the Bankruptcy Court ordered sale and/or liquidation of all of our subsidiaries and operations. Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for the years ended December 31, 2016 and December 31, 2015 in lieu of filing separate reports for each of those years. Second, this report includes expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Results of Operations” under Item 7. Third, because of the amount of time that has passed since our last periodic report was filed with the SEC and the significant changes to our business in the interim (our bankruptcy, which commenced on February 23, 2016, and the loss of all of our business assets and activities during the course of that bankruptcy), the information relating to our business and related matters is focused on our more recent periods and also includes certain information for periods after December 31, 2016. We intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As discussed under “Explanatory Note”, this report covers the years ended December 31, 2016 and 2015. As such, the information relating to our business and related matters set forth below includes information for each of those years. However, as a result of the significant changes we have made to our business in the interim, the information in this Item 1 focuses on our more recent periods and also includes certain updated information for periods after December 31, 2016.

Company Background:

During the years from 1999 to 2016 Pacific WebWorks was an application service provider and software development firm that developed business software technologies and services for business merchants and organizations using Internet and other technologies. We specialized in turnkey applications allowing small to medium sized businesses to expand over the Internet.  Our product family included tools for web site creation, management and maintenance, electronic business storefront hosting and Internet payment systems for the small to medium sized business and organization. From 2011 to 2016 the Company expanded operations to also include an investment and business consulting arm to seek opportunities in synergistic industries or businesses.

The Company’s business declined precipitously in the second half of 2015 and on February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all remaining assets and liabilities of the Company were transferred to the Liquidating Trust. In 2017 the Liquidating Trust, with Court approval, collected or sold all remaining assets and made payments to all secured and unsecured creditors such that those claims were paid in full. As a result of these transfers the Company became an empty shell company, with no assets and no liabilities.

The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   From 1999 to 2016 it operated as an application service provider and software development firm. As noted above, it filed for bankruptcy in February 2016.

Description of Current Business:

The Company’s sole officer and director has determined that the Company lacks the resources to re-enter the software development business. Therefore, the Company’s sole officer and director has determined to seek a merger or an acquisition with a larger, better capitalized entity that will benefit current shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate a business agreement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition partner.

The Company’s sole officer and director believes that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company’s sole officer and director will not restrict its search to any specific industry or geographic location. The Company’s sole officer and director anticipates that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

 We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company’s sole officer and director believes that there are numerous firms seeking the benefits of a reporting issuer, but this is by no means certain.

It is our present intent to file quarterly reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 as soon as possible and thereafter to timely comply with all of the reporting requirements under the 1934 Act. The Company’s sole officer and director, Daniel Masters, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided he is an officer and director of the Company when the obligation is incurred. The officer has not, as of the date hereof, set a maximum dollar amount that he is willing to provide to the Company.

It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company’s sole officer and director will pay these charges with his personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which he will have for repayment of these loans will be from a prospective merger or acquisition candidate.

Acquisition Opportunities:

The sole officer and director of the Company will seek out business combination opportunities through his personal business contacts. Our President regularly attends meetings of the National Investment Banking Association, the San Diego Venture Group, the Los Angeles Venture Association, and similar groups where businesses seeking to expand and investors and related professionals (e.g. consultants, accountants, and attorneys) meet in hopes of working together. The sole officer and director of the Company will not be limited in his search to these groups but believes that these groups will provide a networking platform from which to seek business combination opportunities.

In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that the present officer and director and the present shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our sole director may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company. It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

It is our present intent that we will not submit a potential merger, acquisition, or similar reorganization to our shareholders for approval. We are incorporated under the laws of Nevada and Nevada’s Revised Statutes, Section 78.320, provides that “…any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if, before or after the action, a written consent thereto is signed by stockholders holding at least a majority of the voting power… In no instance where action is authorized by written consent need a meeting of stockholders be called or notice given.”

Our President, Daniel Masters, owns 66.8% of our issued and outstanding shares of common stock; thus his written consent to a potential merger or acquisition constitutes more than the minimum number of votes necessary to authorize such a reorganization under Nevada law. Prompt notice of any such action will be filed with the Securities and Exchange Commission on Form 8-K and also on Forms PREM14C and DEFM14C and copies of these filings will be sent by first class mail, postage pre-paid, to each of our shareholders.

Our present intent is that we will not enter into a business combination agreement with an entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

We do not intend to hire an investment banker, a business broker, or a similar professional specializing in business acquisitions. Once a potential acquisition has been identified we do intend to utilize the services of an attorney experienced in business acquisitions to prepare or review the merger or acquisition agreements and documents. Because we have no capital with which to pay legal fees our President, Daniel Masters, has agreed to pay these fees with personal funds, as an interest free loan to the Company or as a capital contribution. However, this is a voluntary agreement; Mr. Masters is not contractually obligated to pay this expense.

Accounting in the Event of a Business Combination

Future business combinations will be recorded in accordance with the FASB Accounting Standards Codification 805 (ASC 805).

We have been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity’s shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Issuer Status

Based upon our proposed future business activities, it is likely that we will be deemed a “blank check” company (see “Risk Factors”). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing “penny stock.”

A “penny stock” security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years. Our stock will likely be deemed a “penny stock.”

JOBS Act

The United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) and the election is irrevocable.

Competition:

We will compete with a wide variety of public shell companies seeking reverse acquisitions. These competitors range from operating companies to companies like ours which have no operations, and from companies with substantial assets including substantial cash deposits to companies like ours with no assets.

ITEM 1A.      RISK FACTORS

Our business is subject to numerous risk factors, including the following:

1.   We currently have no operating history and no revenues or earnings from operations.

We have no assets. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business entity. There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

2.   We may not be able to continue to operate as a going concern.

Our auditor has expressed the opinion that we may not be able to continue as a going concern. Their opinion letter and the notation in the financial statements indicate that we do not have revenues, cash reserves, or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

3.   Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While our sole officer and director intends to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

4.   We face intense competition for business combination opportunities.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms and investment banks, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

5.   We have no agreements for a business combination or licensing transaction and have established no standards for such transactions.

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Our two officers and directors have not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

6.   Our success is dependent on our sole officer and director who has other full time employment, has limited experience, and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

Daniel Masters is the President and sole officer and director of the Issuer. Mr. Masters will serve without pay while maintaining other employment. As of the date hereof, he is devoting no more than one hour per week to the affairs of the Company, however, he expects to spend approximately five hours per week on the affairs of the Company and the search for a suitable merger or acquisition partner after the filing of this annual report.  Notwithstanding the limited availability of our sole officer, loss of his services would adversely affect development of our business and its likelihood of continuing in operation.

7.   Our sole officer and director has limited experience in mergers and acquisitions, which makes our ability to complete a successful merger or acquisition more uncertain.

Although our President, Daniel Masters, has experience in business reorganizations, he has limited direct experience in negotiating mergers and acquisitions.  This lack of experience makes our ability to complete a successful merger or acquisition more uncertain.

8.   Our sole officer and director may have a conflict of interest in selecting a merger or acquisition target because of loans he may make to our Company.

As noted above, the Company’s sole officer and director has agreed that he will pay the Company’s anticipated operating expenses with personal funds, making interest free loans to the Company or capital contributions. If he makes interest free loans to the Company, the only opportunity he will have for repayment of these loans will be from a prospective merger or acquisition candidate. This may result in a conflict of interest in selecting a merger candidate as the officer may prefer a candidate which will repay his loans over one which will not.

9.   The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

10.  An acquisition could create a situation wherein we would be required to register under The Investment Company Act of 1940 and thus be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, our two officers and directors believe the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

11.  A merger, acquisition, or similar agreement would most likely be exclusive, resulting in a lack of diversification.

Our sole officer and director anticipates that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

12.   Our sole officer and director most likely will not remain after we complete a business combination or will have little power to influence the direction of business development.

A business combination will, in all likelihood, result in management of the acquired business determining the timing and funding of our development. Our current officer and director will have little to do except monitor business activity, if he remains in management at all. A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our officer and director to sell or transfer all or a portion of the Company's Common Stock held by him, and/or resign as a member of the

Board of Directors. The resulting change in our control could result in removal the present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

13.   If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

14.  As a shell company, we face substantial additional adverse business and legal consequences if we enter a business combination.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, conditions and restrictions imposed by underwriters, and the costs to comply with various state (“Blue Sky”) securities laws.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition and the Form 8-K filing may be reviewed by the Securities and Exchange Commission. The prospects of certain disclosures, or the lack of the ability to issue securities using a Form S-8, or the requirement of audited financial statements, or the unwillingness to assume the significant costs of compliance, may make an otherwise appropriate acquisition target unwilling to enter a business combination with us.

15.  The requirement of audited financial statements may disqualify some business opportunities seeking a business combination with us.

Our sole officer and director believes that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

16.  Our sole officer is also our principal shareholder and he will be able to approve all corporate actions without shareholder consent and will control our Company.

Our principal shareholder, Daniel Masters, currently owns approximately 66.8% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now the Company’s President and sole officer and director. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact corporate business requiring shareholder approval, including approval of the acquisition of, or merger with, an operating company, by written consent, without soliciting the votes of other shareholders.

17.  Our Common Stock may never be widely traded and holders may have little or no ability to sell their shares.

There is only a limited public trading market for our shares of Common Stock on the OTC ‘Pink’ market under the trading symbol PWEB.

There can be no assurance that a more active market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC market system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC Pink market will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC market or any similar medium. Finra will review the market maker's application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Pink market is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

18.  If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

19.  Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.0001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

(a)

Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

(b)

Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

(c)

Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

(d)

Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

(e)

Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

Alaska	Nevada	Tennessee
Arkansas	NewMexico	Texas
California	Ohio	Utah
Delaware	Oklahoma	Vermont
Florida	Oregon	Washington
Georgia	Pennsylvania
Idaho	RhodeIsland
Indiana	SouthCarolina
Nebraska	SouthDakota

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

20.  Our Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

 These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if at all.

ITEM 2.

  PROPERTIES

We presently utilize minimal office space at 6136 Mission Gorge Road, Suite 111, San Diego, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger, acquisition or other business combination. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

On February 23, 2016 the Company filed a voluntary petition for bankruptcy under Chapter 11 of Title 11 of the U.S. Code. All other legal proceedings were stayed as a result of this filing. Over the course of the bankruptcy all allowed claims were paid in full and all other legal proceedings were dismissed. On November 1, 2017 an Order of Final Decree was entered and the bankruptcy case was closed. Therefore, as of the date of this filing, there is no litigation, pending or threatened, by or against the Company.

ITEM 4.

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the year ended December 31, 2016.

PART II

ITEM 5.

  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

  AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC under the symbol “PWEB.” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2016 and 2015 as reported by the OTC Markets.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2017		2016		2015
Fiscal Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.005	$0.003	$ 0.008	$ 0.002	$ 0.038	$ 0.019
June 30	$0.007	$0.002	$ 0.002	$ 0.001	$ 0.022	$ 0.013
September 30	$0.007	$0.004	$ 0.003	$ 0.001	$ 0.025	$ 0.013
December 31	n/a	n/a	$ 0.010	$ 0.001	$ 0.028	$ 0.008

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

Holders

As of December 31, 2016, there were approximately 410 stockholders of record holding our common stock, and as of November 28, 2017, there were approximately 411 stockholders of record holding our common stock; this does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid a cash or stock dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. In 2016 and 2015 we had no earnings from which to pay dividends and we anticipate that there will be no earnings prior to a business combination, and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2016. On June 20, 2017 the Company issued 100,000,000 shares of our common stock to our President for costs associated with bringing the Company current in its filing obligations under the Securities Exchange Act of 1934. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) was available because:

       -  The issuance involved no underwriter, underwriting discounts or commissions;

       -  We placed restrictive legends on all certificates issued;

       -  No sales were made by general solicitation or advertising;

       -  Sales were made only to an accredited investor who is a Company officer.

 We provided the following to the investor:

       -  Access to all our books and records.

       -  Access to all material contracts and documents relating to our operations.

       -  The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investor was given access.

Issuer Purchase of Securities

None.

Stock Splits

None.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Report.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015 and for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations described below. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The Company was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   During the years from 1999 to 2016 Pacific WebWorks, Inc. was an application service provider and software development firm that developed business software technologies and services for business merchants and organizations using Internet and other technologies. We specialized in turnkey applications allowing small to medium sized businesses to expand over the Internet.  Our product family included tools for web site creation, management and maintenance, electronic business storefront hosting and Internet payment systems for the small to medium sized business and organization. From 2011 to 2016 the Company expanded operations to also include an investment and business consulting arm to seek opportunities in synergistic industries or businesses.

On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all remaining assets and liabilities of the Company were transferred to the Liquidating Trust. As a result of these transfers the Company became, and remains as of the date of this filing, an empty shell company, with no assets and no liabilities, except for advances from our sole officer and director.

The information presented below should be read as historic information on the Company. As a result of its bankruptcy the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for a merger candidate.

Business Prior to Bankruptcy

Pacific WebWorks enjoyed dramatic growth during 2009 but the Company encountered a series of legal problems beginning in 2010 and management determined that it was prudent to stop marketing the Company’s products while the legal matters were addressed.  This resulted in a significant decline in our revenues.  During  2015 the Company returned its focus to marketing the Company’s Internet technology products and services.  At the same time the Company continued to seek out synergistic opportunities that could help to diversify the Company’s operations.  Unfortunately, competition throughout the internet software industry continued to intensify.  In particular, competition for the small office/home office business intensified with greater attention being directed to this market from a larger variety of product and service providers using new and more aggressive means to market to this industry.  Faced with this competition Pacific WebWorks was in constant need of more capital and greater processing resources. The Company also faced the challenge of identifying and effectively responding to economic changes generally and of shifting public appetites for technology products.  These challenges, and the Company’s inability to surmount them, ultimately resulted in the decision to file bankruptcy.

Results of Operations

The following charts provide a summary of our results of operations for the years ended December 31, 2016 and 2015 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31,
	2016	2015
Revenues, net	$ 188,212	$ 3,176,761
Cost of sales	69,961	2,791,154
Gross profit	118,251	385,607
Total operating expenses	406,151	1,979,597
Loss from operations	(287,900)	(1,593,990)
Total other income (expense)	129,394	(1,947,435)
Income tax	-	-
Net loss	$ (158,506)	$ (3,541,425)
Basic net loss per share	$ -	$ (0.07)

In 2015 and in the first month and one half of 2016 we received revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. After filing for bankruptcy in February 2016 we ceased active business operations but continued to collect receivables and sell assets. Our revenues in 2016 were just $188,212, down approximately 94% from revenues of $3,176,761 in 2015. Our sales and operating expenses in 2016 were $476,112, down approximately 90% from expenses of $4,770,751 in 2015. Our net loss in 2016 was $158,506, down from our loss of $3,541,425 in 2015. Included in our loss in 2015 was a charge of $1,946,253 for impairment of goodwill. Our lower revenue, lower expenses, and lower net loss in 2016 compared to 2015 are all the result of the winding up of our business and its ultimate liquidation per order of the Bankruptcy Court.

On August 19, 2016 the Company proposed a Plan of Liquidation which was confirmed by the Bankruptcy Court on November 28, 2016 and all remaining assets and liabilities were transferred from the Company to the Liquidating Trust on December 28, 2016. As of December 28, 2016, and continuing through the date of this filing on Form 10-K, the Company was an empty shell corporation with no assets and no liabilities, except for loans from our sole officer and director.

Our President has agreed to pay the expenses associated with maintaining the Company and making the necessary filings with the SEC required by the Securities Exchange Act of 1934 until such time as we can commence business operations. We hope to do this by acquiring or merging with an active business, however there can be no assurance that we will be successful in achieving this goal.

Liquidity and Capital Resources

The following charts provide a summary of our balance sheets on December 31, 2016 and December 31, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31,
	2016	2015
Cash and cash equivalents	$-	$178,187
Total current assets	$-	$341,348
Total assets	$-	$426,533
Total current liabilities	$-	$268,027
Total liabilities	$-	$268,027
Accumulated deficit	$(18,119,429)	$(17,960,923)
Total stockholders’ equity	$-	$158,506

In 2015 the Company relied on loans to supplement revenues in order to fund operations.  The Company hoped to generate positive cash flows through further development of its business and distribution channels and investments in other businesses, however it was unable to do so.  At first, in 2015, the Company addressed only the liabilities of its operating subsidiaries with our current cash balances and cash inflows. However, cash inflows did not reach breakeven and outflows continued to exceed monthly cash inflows. As noted above, the Company experienced a net loss of $3,541,425 in 2015. As a result management made the decision in February of 2016 to file for bankruptcy protection.

The Company had total current assets of $341,348 at December 31, 2015, which included a cash component of $178,187. Total current assets at December 31, 2016 had declined to $0. On November 28, 2016 the Bankruptcy Court ordered the implementation of our bankruptcy plan of liquidation. This plan called for the liquidation of all of our assets for the benefit of our creditors, and the transfer of all remaining assets and liabilities to a liquidating trust. As a result of these transfers to the liquidating trust, the Company had no assets whatsoever and no liabilities whatsoever at December 31, 2016.

Commitments and Contingencies

Our total current liabilities at December 31, 2015 included accounts payable, accrued liabilities, notes payable and deferred revenue.  These current liabilities totaled $268,027. By December 31, 2016 we had no liabilities, no commitments, and no contingencies as a result of our bankruptcy which required that we transfer all assets and all liabilities to a liquidating trust for the benefit of our creditors.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our past financial statements included trade receivables and collections, goodwill, contingent liabilities, and valuing stock option compensation. By December 31, 2016 we were a shell company with no receivables, goodwill, contingent liabilities or stock options.

In the past the Company recognized revenues when all of the following criteria were met: (1) persuasive evidence of an arrangement existed, (2) delivery of products and services had occurred, (3) the fee was fixed or determinable and (4) collectibility was reasonably assured.

QUARTERLY COMPARISONS

Quarterly Results of Operations

Cautionary Note: Pacific WebWorks filed a voluntary petition for bankruptcy under chapter 11 on February 23, 2016. The Company remained in bankruptcy through the balance of 2016. Therefore the quarterly results for every quarter in 2016 reflect a company operating in bankruptcy and moving toward liquidation, while the quarterly results for every quarter in 2015 reflect the activities of a company engaged in the ordinary course of business.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015.

Our revenue decreased to $0 in the three months ended September 30, 2016 from $340,054 in the three months ended September 30, 2015. The ending of our revenue in the third quarter of 2016 reflects the fact that all collectable receivables had been collected and no new sales had been made since the Company filed for bankruptcy in February 2016. Our revenues in the three months ended September 2015 were approximately 15% of revenues in the three months ended in June 2015, reflecting the Company’s worsening situation in the months leading up to its bankruptcy petition. Our sales and operating expenses decreased to $113,627 in the three months ended September 30, 2016 from $688,678 in the three months ended September 30, 2015. Again, this decrease reflected the reduced size and state of the Company while moving toward liquidation in bankruptcy. Our net loss in the three months ended September 30, 2016 was $109,522. This was less than the loss of $348,795 in the three months ended September 30, 2015 because of the winding down of all Company business activity including expenses.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015.

Our revenue decreased to $41,679 in the three months ended June 30, 2016 from $2,419,037 in the three months ended June 30, 2015. This decline in our revenue in the second quarter of 2016 reflects the fact that all sales had ceased as a result of the Company’s bankruptcy filing in February 2016. During the quarter ended June 30, 2016 the Company was attempting to collect receivables generated prior to the bankruptcy filing. Our sales and operating expenses decreased to $145,233 in the three months ended June 30, 2016 from $1,795,835 in the three months ended June 30, 2015. Again, this decrease reflected the reduced size and state of the Company while moving toward liquidation in bankruptcy. We earned a net profit of $54,148 in the three months ended June 30, 2016, largely as a result of sales of assets as part of our move toward liquidation. In the three months ended June 30, 2015 we earned a net profit of $623,011.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015.

Our revenue in the three months ended March 31, 2016 was $146,533. In the three months ended March 31, 2015 our revenue was $1,538,859. This reduction in revenues by approximately 90% reflects the Company’s worsening business position and the fact that we filed for bankruptcy protection approximately half way through the quarter. Our sales and operating expenses decreased to $336,065 in the three months ended March 31, 2016 from $1,973,513 in the three months ended March 31, 2015. Again, this decrease reflected the reduced size and state of the Company while moving toward liquidation in bankruptcy. Our net loss in the three months ended March 31, 2016 was $197,517; thus our loss was substantially greater than our revenue. In the three months ended March 31, 2015 we experienced a loss of $434,892. Again, these changes, the decreases in revenue and expenses, resulted from the winding down of all Company business activity as it entered the bankruptcy process.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015.

Our revenue decreased to $188,212 in the nine months ended September 30, 2016 from $4,297,951 in the nine months ended September 30, 2015. The reduction in our revenue reflects the fact that all collectable receivables had been collected and no new sales had been made since the Company filed for bankruptcy in February 2016. Our sales and operating expenses decreased to $594,925 in the nine months ended September 30, 2016 from $4,458,025 in the nine months ended September 30, 2015. Again, this decrease reflected the reduced size and state of the Company while moving toward liquidation in bankruptcy. Our net loss in the nine months ended September 30, 2016 was $252,891. This was more than the loss of $160,674 in the nine months ended September 30, 2015 because of the significant reductions in revenues.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015.

Our revenue decreased to $188,212 in the six months ended June 30, 2016 from $3,957,896 in the six months ended June 30, 2015. This decline in our revenue reflects the fact that all sales had ceased as a result of the Company’s bankruptcy filing in February 2016. During the six months ended June 30, 2016 the Company was attempting to collect receivables generated prior to the bankruptcy filing. Our sales and operating expenses decreased to $481,298 in the six months ended June 30, 2016 from $3,769,348 in the six months ended June 30, 2015. Again, this decrease reflected the reduced size and state of the Company while moving toward liquidation in bankruptcy. Our net loss was $143,369 in the six months ended June 30, 2016, largely as a result of reduced sales. In the six months ended June 30, 2015 we earned a net profit of $188,119.

Quarterly Liquidity and Capital Resources

The following table shows selected balance sheet information for each quarter during the year ended December 31, 2016.

	September	June 30,	March 31,	December
	30, 2016	2016	2016	31, 2015
	(unaudited)	(unaudited)	(unaudited)
Cash and cash equivalents	$97,150	$191,975	$59,201	$178,187
Total current assets	$97,150	$207,195	$190,590	$341,388
Total assets	$97,150	$207,195	$190,590	$426,533
Total current liabilities	$191,535	$192,058	$229,602	$268,027
Total liabilities	$191,535	$192,058	$229,602	$268,027
Accumulated deficit	$(18,213,814)	$(18,104,292)	$(18,158,441)	$(17,960,923)
Total stockholders’ equity	$(94,385)	$15,137	$(39,012)	$158,506

September 30, 2016 compared to September 30, 2015.

At September 30, 2016 we had cash on hand and equivalents of $97,150. These funds resulted chiefly from the liquidation of assets in bankruptcy and were reduced from the previous quarter by payments associated with our bankruptcy. At September 30, 2016 we also had total current assets of $97,150 and total assets of $97,150.At September 30, 2015 we had cash on hand and equivalents of $242,936. At September 30, 2015 we also had total current assets of $2,284,126 and total assets of $4,871,607. The largest components of our assets in 2015 were receivables which totaled $1,932,787, and goodwill which totaled $1,946,253; both of these items were written off in the course of our bankruptcy. Our liabilities at September 30, 2016 totaled $191,535 while our liabilities at September 30, 2015 totaled $1,332,350. Our accumulated deficit at September 30, 2016 was $18,213,814 and our accumulated deficit at September 30, 2015 was $14,580,172. Our stockholders’ equity at September 30, 2016 was a negative $94,385; at September 30, 2015 it was $3,539,257. The reduction in stockholders’ equity in 2016 resulted from the write off of assets including uncollectable receivables and goodwill.

June 30, 2016 compared to June 30, 2015.

At June 30, 2016 we had cash on hand and equivalents of $191,975. These funds resulted chiefly from the liquidation of assets in bankruptcy. At June 30, 2016 we had total current assets of $207,195 and total assets of $207,195.At June 30, 2015 we had cash on hand and equivalents of $383,562. At June 30, 2015 we also had total current assets of $2,294,464 and total assets of $4,461,926. The largest components of our assets in 2015 were receivables which totaled $1,896,689, and goodwill which totaled $1,946,253; both of these items were written off in the course of our bankruptcy. Our liabilities at June 30, 2016 totaled $192,058 while our liabilities at June 30, 2015 totaled $573,876. Our accumulated deficit at June 30, 2016 was $18,104,292 and our accumulated deficit at June 30, 2015 was $14,231,379. Our stockholders’ equity at June 30, 2016 was $15,137; at June 30, 2015 it was $3,888,050. The reduction in stockholders’ equity in 2016 resulted from the write off of assets including uncollectable receivables and goodwill.

March 31, 2016 compared to March 31, 2015.

At March 31, 2016 we had cash on hand and equivalents of $59,201. Also at March 31, 2016 we had total current assets of $190,590 and also total assets of $190,590. At March 31, 2015 we had cash on hand and equivalents of $276,633. At March 31, 2015 we also had total current assets of $1,530,752 and total assets of $3,996,147. The largest components of our assets in 2015 were receivables which totaled $1,201,862, and goodwill which totaled $1,946,253; both of these items were written off in the course of our bankruptcy. Our liabilities at March 31, 2016 totaled $229,602 while our liabilities at March 31, 2015 totaled $731,108. Our accumulated deficit at March 31, 2016 was $18,158,441 and our accumulated deficit at March 31, 2015 was $14,854,390. Our stockholders’ equity at March 31, 2016 was a negative $39,012; at March 31, 2015 it was $3,265,039. The reduction in stockholders’ equity in 2016 resulted from the write off of assets including uncollectable receivables and goodwill.

As of the date of this filing on Form 10-K our primary source of liquidity and capital resources will be interest free loans from our President. We have no business and thus no revenue from operations.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,119,429 as of December 31, 2016.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to continue as a going concern include seeking a merger or an acquisition with a larger, better capitalized entity that will benefit current shareholders, however, as of the date hereof, we have not identified any potential merger or acquisition partner.  Because the Company has no capital with which to pay current expenses the Company’s sole officer and director has agreed to pay these charges with his personal funds, as interest free loans to the Company or as capital contributions.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

At December 31, 2016, and as of the date of this filing on Form 10-K, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Disclosure Of Contractual Obligations

The Company has no contractual obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. The sole officer and director of the Company has agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this comprehensive Form 10-K; they consist of:

Report Of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statement of Operations for the years 2016 and 2015

Statement of Changes in Stockholders’ Equity for the years 2016 and 2015

Statement of Cash Flows for the years 2016 and 2015

Notes to Financial Statements

------------------

Balance Sheets as of March 31, June 30 and September 30, 2016

Statement of Operations for the Quarters ending in 2016 and 2015

Statement of Changes in Stockholders’ Equity for the Quarters ending in 2016 and 2015

Statement of Cash Flows for the for the Quarters ending in 2016 and 2015

Notes to Financial Statements for the Quarters ending in 2016 and 2015

ITEM 9.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our sole Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer, or persons performing similar functions, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

 Management ’ s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates because we had no officers or directors on that date, all control over the corporation having passed to the bankruptcy liquidating trustee. Current management has also concluded that our internal control over financial reporting was not effective as of the date of the filing of this comprehensive report due to the factors stated below.

•

Insufficient Resources:  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

•

Inadequate Segregation of Duties:  We have an inadequate number of personnel to properly segregate duties to implement control procedures.

•

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was a change of management from the Company’s officers to the bankruptcy liquidating trustee during 2016, and new management replaced the bankruptcy liquidating trustee in June, 2017, but there have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors: At December 31, 2016 all seats on the board of directors were vacant. The Bankruptcy Court appointed liquidating trustee was responsible for the administration of the liquidating trust which contained the Company. In June, 2017 the person listed below became our sole director:

Name of Director

Age

Year First Became a Director

Daniel Masters

72

Member since 2017

Principal Occupations During at Least the Past Five Years and Certain Directorships

Daniel Masters, age 72, has been President and a Director of the Company since June 2017. He is also an attorney practicing business law with an emphasis on corporate reorganizations. He has served on the Boards of Directors of Pacific Media Group Enterprises, Inc. (from 2014 to 2017), BIM Homes, Inc. (from 2014 to 2016), BullsNBears.com (2010 to 2015), Golden Edge Entertainment, Inc. (from 2010 to 2015), and MedBook World, Inc. (from 2010 to 2015). Before establishing his current law practice in 2002, Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co. and with Capital Technology Group; as Vice President for Finance with the Trilon Group; and as President of Golden Gate Capital. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor of Arts Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law.

Officers: At December 31, 2016 the Company had no officers. The Bankruptcy Court appointed liquidating trustee was responsible for the administration of the liquidating trust which contained the Company. In June, 2017 the person listed below became our sole officer:

Name of Officer

Age

Position

Daniel Masters

72

President and CEO

Background information on our executive officer is set forth above under our board of directors.

Code of Ethics.

 We have adopted a code of ethics that applies to our sole executive officer and director. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee.

Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
K. Lance Bell Chief Executive Officer	2016	81,300	-	-	81,300
	2015	284,300	-	-	284,300
Derald Miller Vice-President of Sales and Marketing	2016	16,667	-	-	16,667
	2015	110,992	-	-	110,992
Tanner J Purser Secretary	2016	33,877	-	-	33,877
	2015	67,460	-	-	67,460

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2016 no person was known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and no person was serving as a director of the Company or as an executive officer of the Company. Subsequent to the year covered by this report on Form 10-K, Daniel Masters became the sole officer and director of the Company. Mr. Masters holds 100,000,000 shares of our common stock. This represents 66.8% of our issued and outstanding common stock. The remaining 49,713,895 shares of the Company's outstanding common stock are held by 410 shareholders of record, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common stock. There are, as of the date hereof, a total of 149,713,895 common shares issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related party transactions to report for the years ended December 31, 2016 or December 31, 2015. In June 2017 a total of 100,000,000 common shares were issued to Daniel Masters, the Company's sole officer and director and majority shareholder. This transaction valued the stock at $0.0003 per share.

The Company had no independent directors at December 31, 2016 or December 31, 2015 and it has no independent directors as of the date of this report.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent auditors for 2016 and 2015:

	2016	2015
Audit fees, including the audit of the Company’s annual financial statements and fees related to reviews of quarterly financial statements, consents and review of registration statements	$20,000	$68,610
Tax fees and tax related fees	$-	$2,870
All other fees for other services	$-	$-

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No.

Description

---

-----------

2.1

Chapter 11 Plan of Reorganization

31.1

Certification of Chief Executive Officer and required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101    The following materials from the Company’s Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Statement of Operations for

the years ended December 31, 2016 and December 31, 2015, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows for the years ended December 31, 2016 and  December 31, 2015, and (v) Notes to Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pacific WebWorks, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2017

  PACIFIC WEBWORKS, INC.

By: /s/ Daniel Masters

_________________________________

 Daniel Masters

 President, CEO, CFO, and Director

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

INDEX

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Stockholders’ Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to the Consolidated Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Pacific WebWorks, Inc.

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended. Pacific WebWorks, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific WebWorks, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company does not have cash or other material assets nor does it have any operations or revenues from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Haynie & Company

Salt Lake City, Utah

December 6, 2017

PACIFIC WEBWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

Assets of discontinued operations	$ -	$ 426,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities of discontinued operations	$ -	$ 268,027

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.001; 150,000,000 shares authorized;
49,713,895 shares issued and outstanding	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(18,119,429)	(17,960,923)
Total stockholders' equity	-	158,506

Total liabilities and stockholders' equity	$ -	$ 426,533

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Net loss from discontinued operations	$ (158,506)	$ (3,541,425)

Loss before income taxes	(158,506)	(3,541,425)

Income tax expense	-	-

Net loss	$ (158,506)	$ (3,541,425)

Loss per share
Basic	$ -	$ (0.07)
Diluted	$ -	$ (0.07)
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances at December 31, 2014	49,713,895	$ 49,714	$ 18,069,715	$ (14,419,498)	$ 3,699,931

Net loss for the year ended December 31, 2015	-	-	-	(3,541,425)	(3,541,425)

Balances at December 31, 2015	49,713,895	49,714	18,069,715	(17,960,923)	158,506

Net loss for the year ended December 31, 2016	-	-	-	(158,506)	(158,506)

Balances at December 31, 2016	49,713,895	$ 49,714	$ 18,069,715	$ (18,119,429)	-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015

Cash Flows From Operating Activities
Net cash used for discontinued operating activities	$ (308,030)	$ (378,376)

Net cash used for operating activities	(308,030)	(378,376)

Cash Flows From Investing Activities
Net cash provided by discontinued investing activities	179,105	-

Net cash provided by investing activities	179,105	-

Cash Flows From Financing Activities
Net cash used for discontinued financing activities	(49,262)	(52,750)

Net cash used for financing activities	(49,262)	(52,750)

Net increase in cash and cash equivalents	(178,187)	(431,126)

Cash and cash equivalents at beginning of period	178,187	609,313

Cash and cash equivalents at end of period	-	$ 178,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 1,011	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC WEBWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Pacific WebWorks, Inc. (the “Company”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust. All assets, liabilities, and operations have been presented as discontinued operations prior to the December 28, 2016 transfer (see Note 3). The Company currently has no business operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pacific WebWorks, Inc. and its wholly owned subsidiaries, through December 28, 2016, the date all assets and liabilities of the Company were transferred to the Liquidating Trust.  Prior to December 28, 2016 the Company’s wholly owned subsidiaries included Intellipay, Inc., TradeWorks Marketing, Inc., FundWorks, Inc., PWI, LLC, World Commerce Network, LLC, Promontory Marketing, Inc., Thrifty Seeker, LLC, Headlamp Ventures, LLC and Dynamic WebTools, LLC. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well-known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had no amounts in excess of federally insured limits as of December 31, 2016 and 2015.

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our paying monthly gateway portfolio, software and technology and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with FASB ASC 350-20, the Company performed goodwill impairment tests as of December 31, 2015 and concluded that the carrying amount of goodwill exceeded the implied fair value of the goodwill, accordingly an impairment loss of $1,946,253 was recognized during the year ended December 31, 2015.

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

Trade and Other Receivables and Collections

The Company applies a range of collection techniques to manage deliquent accounts.  Management reviews accounts receivable monthly and records an estimate of receivables determined to be uncollectible to allowance for doubtful accounts and bad debt. Accounts recievable and the corresponding allowance for doubtful accounts are reviewed for collectablitly by management quarterly and uncollectible accounts receivable are written off.  The Company had an allowance for uncollectible accounts of $0 as of December 31, 2016 and 2015 and had bad debt expense of $0 and $8,349 for the years ended December 31, 2016 and 2015, respectively.

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2016 and 2015 were $54,198 and $214,851, respectively.

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

Capital Structure

The Company has 50,000,000 shares authorized of $0.001 par value voting common stock with 49,713,895 shares issued and outstanding as of December 31, 2016 and 2015.  In June of 2017 the Company amended their Articles of Incorporation to increase their authorized common shares to 150,000,000.

Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories’ value is less than original cost, the inventories are reduced to market value.  Inventories, consisting of sports apparel and electronics totaled $0 and $18,942 at December 31, 2016 and 2015, respectively.

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

	Year ended December 31,
	2016	2015
Statement of Operations Summary Information:

Numerator:
Net loss	$ (158,506)	$ (3,541,425)

Denominator:
Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Diluted	49,713,895	49,713,895

EARNINGS PER SHARE:
Basic
Net loss per share	$ -	$ (0.07)
Diluted
Net loss per share	$ -	$ (0.07)

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,119,429 as of December 31, 2016.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to continue as a going concern include seeking a merger or an acquisition with a larger, better capitalized entity that will benefit current shareholders, however, as of the date hereof, we have not identified any potential merger or acquisition partner.  Because the Company has no capital with which to pay current expenses the Company’s sole officer and director has agreed to pay these charges with his personal funds, as interest free loans to the Company or as capital contributions.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust. The Company has recognized the cessation of its business operations in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations.

Assets and liabilities recorded for discontinued operations as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$ -	$ 178,187
Trade receivables, net	-	77,196
Prepaid expenses and other current assets	-	67,023
Inventory	-	18,942
Property and equipment, net [1]	-	7,371
Restricted cash	-	62,840
Security deposit	-	4,825
Deferred Expenses	-	10,149
Total Assets of Discontinued Operations	$ -	$ 426,533

LIABILITIES
Accounts payable	$ -	$ 37,849
Accrued liabilities [2]	-	146,605
Notes payable [3]	-	49,262
Deferred revenue	-	34,311
Total liabilities of Discontinued Operations	$ -	$ 268,027

Results of the discontinued operations as of December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016	2015

Revenues
Hosting, gateway and maintenance fees	$ 159,475	$ 3,022,149
Product sales	28,737	154,612
	188,212	3,176,761
Cost of sales	69,961	2,791,154
Gross profit	118,251	385,607

Selling expenses	32,966	136,862
Research and development	54,198	214,851
General and administrative	318,987	1,621,261
Depreciation and amortization	-	6,623
Total operating expenses	406,151	1,979,597
Loss from operations	(287,900)	(1,593,990)

Other income (expense)
Interest income (expense), net	(1,011)	(1,182)
(Loss) on impairment of goodwill	-	(1,946,253)
Gain on sale of assets	154,833	-
(Loss) on transfer of assets and liabilities	(24,428)	-
Total other income (expense)	129,394	(1,947,435)

Net loss from discontinued operations	$ (158,506)	$ (3,541,425)

Cash flow from discontinued operations as of December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(158,506)	$(3,541,425)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	6,624
Gain on sale of assets	(154,833)	-
Loss on transfer of assets	24,428	-
Impairment of goodwill	-	1,946,253
Changes in assets and liabilities
Deposits	4,825	-
Receivables	77,196	1,004,090
Restricted cash	62,840	237,368
Inventory	2,041	1,347
Prepaid expenses and other assets	77,172	117,846
Accounts payable and accrued liabilities	(208,882)	(15,561)
Deferred revenue	(34,311)	(134,918)
Net cash used for discontinued operating activities	$(308,030)	$(378,376)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	$179,105	$-
Net cash provided by discontinued investing activities	$179,105	$-

Cash Flows From Financing Activities
Cash paid on notes payable	$(49,262)	$(52,750)
Net cash used for discontinued financing activities	$(49,262)	$(52,750)

[1] Property and equipment included the following:

			Estimated useful
	December 31,		life (years)
	2016	2015
Computer Equipment	$ -	$ 19,482	3-5
Equipment	-	30,292	2-10
Software	-	4,358	1-3
Furniture and Fixtures	-	17,548	3-10
Leasehold Improvements	-	6,230	Lesser of Lease or Useful Life
Total	-	77,910
Less Accumulated Depreciation	-	(70,539)
	$ -	$ 7,371

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $0 and $6,623, respectively.

[2] Accrued liabilities consisted of the following:

	December 31,
	2016	2015
Payroll related liabilities	$ -	$ 46,606
Income tax payable Legal liabilities	- -	- -
Other	-	99,999
	$ -	$ 146,605

[3] In August 2015 the Company entered into a $77,411 financing agreement for payment of its business insurance.  The financing agreement carries a 5.65% annual rate of interest and requires the Company to make 11 monthly payments of $7,238.  During the year ended December 31, 2016 and 2015, the Company made principal payments of $49,262 and $28,150, respectively, and interest payments of $1,002 and $801, respectively.

NOTE 4 – COMMITMENTS & CONTINGENCIES

During the year ended December 31, 2013, the Company entered into a lease agreement for commercial office space.  The lease was to run through May 31, 2018 and provided for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.  During the year ended December 31, 2016, in conjunction with the Company’s bankruptcy proceedings, the Company terminated their lease.

NOTE 5 – INCOME TAXES

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred Tax Assets
NOL Carryforward Contribution Carryforward Cumulative Impairment Losses	$ 5,554,600 2,900 -	$ 4,460,300 2,900 982,600
Capital Loss Carryover	-	49,600
Deferred Tax Liabilities
Depreciation	-	(1,100)
Valuation Allowance	(5,557,500)	(5,494,300)
Net Deferred Tax Asset	$ -	$ -

The income tax expense differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book Loss	$ (61,800)	$ (1,381,200)
Meals & Entertainment	-	1,600
Depreciation	(300)	1,200
Express Tax Gain on Disposal	2,600	-
Impairment Loss	(982,600)	759,000
Capital Loss	(49,600)	-
Valuation Allowance	1,094,300	619,400
	$ -	$ -

As of December 31, 2016, the Company had Net Operating Loss (NOL) carryforwards of approximately $14,243,000 that may be offset against future taxable income from the year 2017 through 2036.  No tax benefit has been reported in the December 31, 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, Net Operating Loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Because a change in ownership occurred, net operating loss carryforwards may be limited as to use in future years.

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations.  During the years ended December 31, 2016 and 2015, no penalties or interest were incurred.  Below is a table representing the tax years currently open for review.

Jurisdiction	Open Tax Years
Federal	2013 - 2016
Utah State	2013 - 2016

NOTE 6 – SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended December 31, 2016 [a]
Business Unit	Revenues, net	Net income (loss)	Assets
Pacific WebWorks	$ -	$ (349,419)	$ 5,301,798
Headlamp Ventures	28,737	(18,290)	(453,949)
IntelliPay	124,064	108,796	1,924,282
Thrifty Seeker	-	(87)	(15,067)
TradeWorks	1,100	1,064	(5,782,727)
FundWorks	-	-	-
PWI	-	-	-
Promontory Marketing	-	(45)	(1,323)
Dynamic WebTools	34,311	4,353	(252,891)
World Commerce Network	-	95,122	(720,123)
Total	$ 188,212	$ (158,506)	$ -

The year ended December 31, 2015 [a]
Business Unit	Revenues, net	Net income (loss)	Assets
Pacific WebWorks	$ 113	$ (3,178,666)	$ 5,723,176
Headlamp Ventures	154,612	14,735	(435,302)
IntelliPay	351,581	288,006	1,830,455
Thrifty Seeker	-	(614)	(14,980)
TradeWorks	2,480	2,102	(5,783,691)
FundWorks	-	-	-
PWI	-	-	-
Promontory Marketing	-	(236)	(1,277)
Dynamic WebTools	2,667,975	(666,746)	(221,726)
World Commerce Network	-	(6)	(670,122)
Total	$ 3,176,761	$ (3,541,425)	$ 426,533

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 7 – SUBSEQUENT EVENTS

During 2017 the Company’s sole officer and director advanced the Company $41,000 to pay operating costs of the Company.

In June of 2017 the Company amended their Articles of Incorporation to increase their authorized common shares to 150,000,000.

In June of 2017 the Company issued 100,000,000 shares of our common stock to our President for costs associated with bringing the Company current in its filing obligations under the Securities Exchange Act of 1934.

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified that there are no additional subsequent events that require disclosure.

PACIFIC WEBWORKS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2016 and 2015

Three and Six Months Ended June 30, 2016 and 2015

Three Months Ended March 31, 2016 and 2015

INDEX

Condensed Consolidated Balance Sheets

F-18

Condensed Consolidated Statements of Operations

F-19

Condensed Consolidated Statements of Cash Flows

F-20

Notes to the Condensed Consolidated Financial Statements

F-25

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Assets of discontinued operations	$97,150	$207,195	$190,590	$426,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities of discontinued operations	$191,535	$192,058	$229,602	$268,027

Commitments and contingencies	-	-	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - par value $0.001; 150,000,000 shares authorized; 49,713,895 shares issued
and outstanding	49,714	49,714	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715	18,069,715	18,069,715
Accumulated deficit	(18,213,814)	(18,104,292)	(18,158,441)	(17,960,923)
Total stockholders' equity (deficit)	(94,385)	15,137	(39,012)	158,506

Total liabilities and stockholders' equity (deficit)	$97,150	$207,195	$190,590	$426,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss from discontinued operations	$ (109,522)	$ (348,795)	$ (252,891)	$ (160,674)

Loss before income taxes	(109,522)	(348,795)	(252,891)	(160,674)

Income tax expense	-	-	-	-

Net loss	$ (109,522)	$ (348,795)	$ (252,891)	$ (160,674)

Loss per share
Basic	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.00)
Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.00)

Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income (loss) from discontinued operations	$54,148	$623,011	$(143,369)	$188,119

Income (loss) before income taxes	54,148	623,011	(143,369)	188,119

Income tax expense	-	-	-	-

Net income (loss)	$54,148	$623,011	$(143,369)	$188,119

Income (loss) per share
Basic	$0.00	$0.01	$(0.00)	$(0.00)
Diluted	$0.00	$0.01	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic	49,713,895	49,713,895	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895	49,713,895	49,713,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015

Net loss from discontinued operations	$ (197,517)	$ (434,892)

Loss before income taxes	(197,517)	(434,892)

Income tax expense	-	-

Net loss	(197,517)	(434,892)

Loss per share
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Weighted-average common shares outstanding
Basic	49,713,895	49,713,895
Fully Diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015

Cash Flows From Operating Activities
Net cash used for discontinued operating activities	$(213,677)	$(412,150)

Net cash used for operating activities	(213,677)	(412,150)

Cash Flows From Investing Activities
Net cash provided by discontinued investing activities	162,204	-

Net cash provided by investing activities	162,204	-

Cash Flows From Financing Activities
Net cash used for discontinued financing activities	(29,564)	(45,773)

Net cash used for financing activities	(29,564)	(45,773)

Net decrease in cash and cash equivalents	(81,037)	(363,377)

Cash and cash equivalents at beginning of period	178,187	609,313

Cash and cash equivalents at end of period	$97,150	$242,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,011	$740
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015

Cash Flows From Operating Activities
Net cash used for discontinued operating activities	$(114,747)	$(221,150)

Net cash used for operating activities	(114,747)	(221,150)

Cash Flows From Investing Activities
Net cash provided by discontinued investing activities	158,099	-

Net cash provided by investing activities	158,099	-

Cash Flows From Financing Activities
Net cash used for discontinued financing activities	(29,564)	(24,601)

Net cash used for financing activities	(29,564)	(24,601)

Net increase (decrease) in cash and cash equivalents	13,788	(245,751)

Cash and cash equivalents at beginning of period	178,187	609,313

Cash and cash equivalents at end of period	$191,975	$363,562

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,011	$540
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015

Cash Flows From Operating Activities
Net cash used for discontinued operating activities	$(103,497)	$(317,919)

Net cash used for operating activities	(103,497)	(317,919)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Net cash used for discontinued financing activities	(15,489)	(14,761)

Net cash used for financing activities	(15,489)	(14,761)

Net decrease in cash and cash equivalents	(118,986)	(332,680)

Cash and cash equivalents at beginning of period	178,187	609,313

Cash and cash equivalents at end of period	$59,201	$276,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$614	$324
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PACIFIC WEBWORKS, INC. & SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 31, 2016 and 2015, June 30, 2016 and 2015, and March 31, 2016 and 2015

(Unaudited)

NOTE 1 – THE COMPANY

Pacific WebWorks, Inc. (the “Company”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust. All assets, liabilities, and operations have been presented as discontinued operations prior to the December 28, 2016 transfer (see Note 4). The Company currently has no business operations.

NOTE 2 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s December 31, 2016 audited financial statements and notes thereto.  Operating results for the nine, six, and three month periods ending September 31 2016, June 30, 2016 and March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,119,429 as of December 31, 2016.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to continue as a going concern include seeking a merger or an acquisition with a larger, better capitalized entity that will benefit current shareholders, however, as of the date hereof, we have not identified any potential merger or acquisition partner.  Because the Company has no capital with which to pay current expenses the Company’s sole officer and director has agreed to pay these charges with his personal funds, as interest free loans to the Company or as capital contributions.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust. The Company has recognized the cessation of its business operations in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations.

Assets and liabilities recorded for discontinued operations as of September 30, 2016, June 30, 2016, March 30, 2106 and December 31, 2015 are as follows:

	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015

ASSETS
Cash and cash equivalents	$97,150	$191,975	$59,201	$178,187
Trade receivables, net	-	-	71,922	77,196
Prepaid expenses and other current assets	-	15,220	38,051	67,023
Inventory	-	-	21,416	18,942
Property and equipment, net	-	-	-	7,371
Restricted cash	-	-	-	62,840
Security deposit	-	-	-	4,825
Deferred Expenses	-	-	-	10,149
Total Assets of Discontinued Operations	$97,150	$207,195	$190,590	$426,533

LIABILITIES
Accounts payable	$76,706	$77,229	$100,465	$37,849
Accrued liabilities	95,131	95,131	95,364	146,605
Notes payable [1]	19,698	19,698	33,773	49,262
Deferred revenue	-	-	-	34,311
Total Liabilities of Discontinued Operations	$191,535	$192,058	$229,602	$268,027

[1] In August 2015 the Company entered into a $77,411 financing agreement for payment of its business insurance.  The financing agreement carried a 5.65% annual rate of interest and requires the Company to make 11 monthly payments of $7,238.  In September 2, 2014 the Company entered into a $44,281 financing agreement for payment of its business insurance.  The financing agreement carried a 5.24% annual rate of interest and requires the Company to make 9 monthly payments of $5,028.

Results of the discontinued operations for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues
Hosting, gateway and maintenance fees	$-	$302,112	$159,475	$4,177,512
Product sales	-	37,942	28,737	120,439
	-	340,054	188,212	4,297,951
Cost of sales	70	280,191	69,891	2,786,996
Gross profit (loss)	(70)	59,863	118,320	1,510,955

Selling expenses	-	38,632	32,966	124,063
Research and development	2,539	53,652	54,198	161,198
General and administrative	111,018	314,547	437,870	1,380,800
Depreciation and amortization	-	1,656	-	4,968
Total operating expenses	113,557	408,487	525,034	1,671,029
Loss from operations	(113,627)	(348,624)	(406,714)	(160,074)

Other income (expense)
Interest income (expense), net	-	(171)	(1,011)	(600)
Gain on sale of assets	4,105	-	154,833	-
Total other income (expense)	4,105	(171)	153,822	(600)

Net loss from discontinued operations	$(109,522)	$(348,795)	$(252,891)	$(160,674)

Results of the discontinued operations for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues
Hosting, gateway and maintenance fees	$ 35,790	$ 2,365,571	$ 159,475	$ 3,875,400
Product sales	5,889	53,466	28,737	82,496
	41,679	2,419,037	188,212	3,957,896
Cost of sales	17,504	1,190,265	69,821	2,506,805
Gross profit	24,175	1,228,772	118,390	1,451,091

Selling expenses	8,804	33,368	32,966	85,432
Research and development	15,182	53,083	51,659	107,546
General and administrative	103,744	517,463	326,852	1,066,253
Depreciation and amortization	-	1,656	-	3,312
Total operating expenses	127,729	605,570	411,477	1,262,543
Income (loss) from operations	(103,554)	623,202	(293,087)	188,548

Other income (expense)
Interest income (expense), net	(397)	(191)	(1,011)	(429)
Gain on sale of assets	158,099	-	150,728	-
Total other income (expense)	157,702	(191)	149,717	(429)

Net income (loss) from discontinued operations	$ 54,148	$ 623,011	$ (143,369)	$ 188,119

Results of the discontinued operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015

Revenues
Hosting, gateway and maintenance fees	$123,685	$1,509,829
Product sales	22,849	29,030
	146,534	1,538,859
Cost of sales	52,317	1,316,540
Gross profit	94,217	222,319

Selling expenses	24,163	52,064
Research and development	36,478	54,463
General and administrative	223,108	548,790
Depreciation and amortization	-	1,656
Total operating expenses	283,749	656,973
Loss from operations	(189,532)	(434,654)

Other income (expense)
Interest income (expense), net	(614)	(238)
Loss on sale of assets	(7,371)	-
Total other income (expense)	(7,985)	(238)

Net loss from discontinued operations	$(197,517)	$(434,892)

Cash flow from discontinued operations for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
	2016	2015

Cash Flows From Operating Activities
Net loss	$ (252,891)	$ (160,674)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	-	4,968
Gain on sale of assets	(154,833)	-
Changes in assets and liabilities
Deposits	4,825	-
Receivables	77,196	(851,501)
Restricted cash	62,840	(178,956)
Prepaid expenses and other assets	77,172	(120,459)
Inventory	18,942	1,740
Accounts payable and accrued liabilities	(12,617)	561,226
Deferred revenue	(34,311)	331,506
Net cash used for discontinued operating activities	(213,677)	(412,150)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	162,204	-
Net cash provided by discontinued investing activities	162,204	-

Cash Flows From Financing Activities
Proceeds from notes payable	-	77,411
Cash paid on notes payable	(29,564)	(31,638)
Net cash used for discontinued financing activities	$ (29,564)	$ (45,773)

Cash flow from discontinued operations for the six months ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(143,369)	$188,119
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	-	3,312
Gain on sale of assets	(150,728)	-
Changes in assets and liabilities
Deposits	4,825	-
Receivables	77,196	(815,403)
Restricted cash	62,840	111,197
Prepaid expenses and other assets	61,952	82,226
Inventory	18,942	4,767
Accounts payable and accrued liabilities	(12,094)	321,832
Deferred revenue	(34,311)	(117,200)
Net cash used for discontinued operating activities	$(114,747)	$(221,150)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	$158,099	$-
Net cash provided by discontinued investing activities	$158,099	$-

Cash Flows From Financing Activities
Cash paid on notes payable	$(29,564)	$(24,601)
Net cash used for discontinued financing activities	$(29,564)	$(24,601)

Cash flow from discontinued operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(197,517)	$(434,892)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	-	1,656
Loss on sale of assets	7,371	-
Changes in assets and liabilities
Deposits	4,825	-
Receivables	5,274	(120,576)
Restricted cash	62,840	59,149
Prepaid expenses and other assets	39,121	(180,826)
Inventory	(2,474)	5,546
Accounts payable and accrued liabilities	11,374	173,079
Deferred revenue	(34,311)	178,945
Net cash used for discontinued operating activities	$(103,497)	$(317,919)

Cash Flows From Investing Activities	$-	$-

Cash Flows From Financing Activities
Cash paid on notes payable	$(15,489)	$(14,761)
Net cash used for discontinued financing activities	$(15,489)	$(14,761)

NOTE 5 – COMMITMENTS & CONTINGENCIES

During the year ended December 31, 2013, the Company entered into a lease agreement for commercial office space.  The lease was to run through May 31, 2018 and provided for monthly payments of $4,300 in year one, $4,425 in year two, $4,550 in year three, $4,700 in year four and $4,825 in year five.  A security deposit in the amount of $4,825 was required upon lease execution.  During the year ended December 31, 2016, in conjunction with the Company’s bankruptcy proceedings, the Company terminated their lease.

NOTE 6 – SEGMENT REPORTING

	Nine Months Ended September 30, 2016[a]		As of September 30, 2016	Nine Months Ended September 30, 2015[a]		As of September 30, 2015
Business Unit	Revenues, net	Net income (loss)	Assets	Revenues, net	Net income (loss)	Assets
Pacific Web Works	$ -	$ (342,144)	$ 5,338,293	$ -	$ (961,754)	$ 7,953,662
IntelliPay	124,064	108,796	1,930,282	266,282	221,968	1,759,840
Headlamp Ventures	28,737	(24,654)	(449,394)	120,439	28,742	(414,718)
TradeWorks	1,100	1,064	(5,782,627)	1,850	1,508	(5,784,285)
Thrifty Seeker	-	(87)	(15,067)	-	(448)	(14,815)
Promontory Marketing	-	(45)	(1,323)	-	(176)	(1,217)
World Commerce Network	-	-	(670,123)	-	(6)	(670,123)
Dynamic WebTools	34,311	4,179	(252,891)	3,909,380	549,492	2,043,263
Total	$ 188,212	$ (252,891)	$ 97,150	$ 4,297,95	$ (160,674)	$ 4,871,607

                                                                              F-29

	Six Months Ended June 30, 2016[a]		As of June 30, 2016	Six Months Ended June 30, 2015[a]		As of June 30, 2015
Business Unit	Revenues, net	Net income (loss)	Assets	Revenues, net	Net income (loss)	Assets
Pacific Web Works	$ -	$ (232,716)	$ 5,448,243	$ -	$ (652,929)	$ 8,187,596
IntelliPay	124,064	108,796	1,930,282	174,065	143,416	1,609,894
Headlamp Ventures	28,737	(24,560)	(449,299)	82,496	18,733	(449,693)
TradeWorks	1,100	1,064	(5,782,627)	1,270	1,246	(5,785,123)
Thrifty Seeker	-	(87)	(15,067)	-	(299)	(14,516)
Promontory Marketing	-	(45)	(1,323)	-	(115)	(1,096)
World Commerce Network	-	-	(670,123)	-	(6)	(670,123)
Dynamic WebTools	34,311	4,179	(252,891)	3,700,065	678,076	790,537
Total	$ 188,212	$ (143,369)	$ 207,195	$ 3,957,896	$ 188,119	$ 3,996,147

	Three Months Ended March 31, 2016[a]		As of March 31, 2016	Three Months Ended March 31, 2015[a]		As of March 31, 2015
Business Unit	Revenues, net	Net income (loss)	Assets	Revenues, net	Net income (loss)	Assets
Pacific Web Works	$ -	$ (293,078)	$ 5,413,179	$ -	$ (366,786)	$ 8,516,267
IntelliPay	88,773	75,165	1,905,322	90,091	73,618	1,609,894
Headlamp Ventures	22,849	741	(421,607)	29,030	(656)	(449,693
TradeWorks	600	564	(5,783,127)	670	670	(5,785,123)
Thrifty Seeker	-	(87)	(15,067)	-	(149)	(14,516)
Promontory Marketing	-	(45)	(1,323)	-	(55)	(1,096)
World Commerce Network	-	-	(670,123)	-	(6)	(670,123)
Dynamic WebTools	34,311	19,223	(236,664)	1,419,068	(141,528)	790,537
Total	$ 146,533	$ (197,517)	$ 190,590	$ 1,538,859	$ (434,892)	$ 3,996,147

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 7 – SUBSEQUENT EVENTS

During 2017 the Company’s sole officer and director advanced the Company $41,000 to pay operating costs of the Company.

In June of 2017 the Company amended their Articles of Incorporation to increase their authorized common shares to 150,000,000.

In June of 2017 the Company issued 100,000,000 shares of our common stock to our President for costs associated with bringing the Company current in its filing obligations under the Securities Exchange Act of 1934.

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified that there are no additional subsequent events that require disclosure.