Form 10-Q
period 2017-03-31
PACIFIC WEBWORKS INC
filed 2017-12-26
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017

COMMISSION FILE NUMBER: 000-26731

PACIFIC WEBWORKS, INC.

(Exact name of registrant as specified in its charter)

            Nevada                                                                                                            87-0627910

_______________________________                                                                ___________________

(State or other jurisdiction of                                                                                    (I.R.S. Employer

 incorporation or organization)                                                                                  Identification No.)

3136 Mission Gorge Road, Suite 111

San Diego, California 92120

Tel: (858) 459-1133

Fax: (858) 459-1103

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes  / /        No  /x/

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  /X/        No  / /

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of December 5, 2017 was 149,713,895.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2017, prepared by the Company, immediately follow.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities	$ -	$ -

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized;
49,713,895 shares issued and outstanding	49,714	49,714
Additional paid-in capital	18,069,715	18,069,715
Accumulated deficit	(18,119,429)	(18,119,429)
Total stockholders' deficit	-	-
Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net loss from discontinued operations	$ -	$ (197,517)

Loss before income tax	-	(197,517)

Income tax expense	-	-

Net Loss	$ -	$ (197,517)

Net loss per share - basic and diluted	$ 0.00	$ (0.00)

Weighted average shares - basic and diluted	49,713,895	49,713,895

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used for discontinued operating activities	$ -	$ (103,497)

Net cash used in operating activities	-	(103,497)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for discontinued financing activities	-	(15,489)

Net cash used in financing activities	-	(15,489)

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(118,986)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	178,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 59,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$ -	$ 614
Income Taxes	$ -	$ -

 PACIFIC WEBWORKS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,119,429 as of March 31, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of the discontinued operations for the three months ended March 31, 2016 are as follows:

Revenues
Hosting, gateway and maintenance fees	$123,685
Product sales	22,849
146,534
Cost of sales	52,317
Gross profit	94,217

Selling expenses	24,163
Research and development	36,478
General and administrative	223,108
Total operating expenses	283,749
Loss from operations	(189,532)

Other income (expense)
Interest income (expense), net	(614)
Loss on sale of assets	(7,371)
Total other income (expense)	(7,985)

Net loss from discontinued operations	$(197,517)

Cash flow from discontinued operations for the three months ended March 31, 2016 are as follows:

Cash Flows From Operating Activities
Net loss	$(197,517)
Adjustments to reconcile net loss to net
cash used for operating activities
Loss on sale of assets	7,371
Changes in assets and liabilities
Deposits	4,825
Receivables	5,274
Restricted cash	62,840
Prepaid expenses and other assets	39,121
Inventory	(2,474)
Accounts payable and accrued liabilities	11,374
Deferred revenue	(34,311)
Net cash used for discontinued operating activities	$(103,497)

Cash Flows From Investing Activities	$-

Cash Flows From Financing Activities
Cash paid on notes payable	$(15,489)
Net cash used for discontinued financing activities	$(15,489)

NOTE 5 – SUBSEQUENT EVENTS

On June 19, 2017 the Company amended its Articles of Incorporation to increase its authorized common shares from 50,000,000 to 150,000,000.

On June 20, 2017 control was purchased from the bankruptcy trustee for $25,000 and the Company issued 100,000,000 shares of its common stock to its President.  No proceeds were received by the Company for the issuance of shares, therefore the shares were valued at par value.

On November 1, 2017 the Bankruptcy Court for the District of Utah issued a final decree ending the bankruptcy case filed by the Company in February, 2016. The Company had been separated from this case on December 28, 2016 when all assets and liabilities were transferred to a liquidating trust.

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified that there are no additional subsequent events that require disclosure.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended March 31, 2017. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2016 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations described below.

Forward-Looking Statements

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

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

The information presented below with regard to the quarter ended March 31, 2016 should be read as historic information on the Company. As a result of its bankruptcy, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for a merger candidate.

Liquidity And Capital Resources

As of March 31, 2017 we had no assets and we had no liabilities; we had an accumulated deficit of  $18,119,429. As of December 31, 2016 we also had no assets and no liabilities and an accumulated deficit of $18,119,429. As of March 31, 2016 we had assets of $190,590 and liabilities of $229,602 and an accumulated deficit of $18,158,441. All assets at March 31, 2016 were subsequently liquidated per order of the bankruptcy court and all liabilities were paid through a liquidating trust, also per order of the bankruptcy court.

Results of Operations

We had no revenues, no expenses and no operations in the three months ended March 31, 2017. In the three months ended March 31, 2016 we had gross revenues of $146,533, cost of sales of $52,317, operating expenses of $283,748, and a net loss of $197,517. The Company had filed a voluntary petition for bankruptcy in February of 2016 and these revenues and expenses reflect the beginning of the

Company’s wind down to liquidation. Our decrease in revenues and liabilities to $0 at March 31, 2017 reflects the liquidation of all assets and payment of all liabilities per the court ordered Plan of Liquidation. All remaining assets and liabilities were transferred from the Company to a liquidating trust on December 28, 2016. We will, in all likelihood, sustain operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Going Concern

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from its officer and director to meet its limited operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our sole officer and director has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

Internal Control Over Financial Reporting

As indicated in our Form 10-K for the year ended December 31, 2016 our Chief Executive Officer / Chief Financial Officer concluded that our internal control over financial reporting was not effective during the 2016 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K as filed with the SEC on December 7, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Statement of Operations for the three months ended March 31, 2017 and 2016, (iii) Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2017

PACIFIC WEBWORKS, INC.

                                   By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, CFO, and Director