Form 10-Q
period 2017-06-30
PACIFIC WEBWORKS INC
filed 2017-12-26
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017

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

Yes  /X/        No  / /

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of December 8, 2017 was 149,713,895.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2017, prepared by the Company, immediately follow.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities	$ -	$ -

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized;
149,713,895 and 49,713,895 shares issued and outstanding
as of June 30, 2017 and December 31, 2016, respectively	149,714	49,714
Additional paid-in capital	17,969,715	18,069,715
Accumulated deficit	(18,119,429)	(18,119,429)
Total stockholders' deficit	-	-
Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$ -	$ -	$ -	$ -

Operating expenses	-	-	-	-

Loss from continuing operations	-	-	-	-

Income (loss) from discontinued operations	-	54,148	-	(143,369)

Income (loss) before income taxes	-	54,148	-	(143,369)

Income tax expense	-	-	-	-

Net Income (Loss)	$ -	$ 54,148	$ -	$ (143,369)

Net income (loss) per share - basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ (0.00)

Weighted average shares - basic and diluted	60,702,906	49,713,894	55,238,757	49,713,894

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from (used for) operating activities - discontinued operations	$ -	$ (114,747)
Net cash from (used for) operating activities	-	(114,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from (used for) investing activities - discontinued operations	-	158,099
Net cash from (used for) investing activities	-	158,099

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash from (used for) financing activities - discontinued operations	-	(29,564)
Net cash from (used for) financing activities	-	(29,564)

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	13,788

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	178,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 191,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$ -	$ 1,011
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

 PACIFIC WEBWORKS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,119,429 as of June 30, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of the discontinued operations for the three and six months ended June 30, 2016 are as follows:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Revenues
Hosting, gateway and maintenance fees	$35,790	$159,475
Product sales	5,889	28,737
	41,679	188,212
Cost of sales	17,504	69,821
Gross profit	24,175	118,390

Selling expenses	8,804	32,966
Research and development	15,182	51,659
General and administrative	103,744	326,852
Total operating expenses	127,729	411,477
Loss from operations	(103,554)	(293,087)

Other income (expense)
Interest income (expense), net	(397)	(1,011)
Gain on sale of assets	158,099	150,728
Total other income (expense)	157,702	149,717

Net income (loss) from discontinued operations	$54,148	$(143,369)

Cash flow from discontinued operations for the six months ended June 30, 2016 are as follows:

Cash Flows From Operating Activities
Net loss	$(143,369)
Adjustments to reconcile net loss to net
cash used for operating activities:
Gain on sale of assets	(150,728)
Changes in assets and liabilities:
Deposits	4,825
Receivables	77,196
Restricted cash	62,840
Prepaid expenses and other assets	61,952
Inventory	18,942
Accounts payable and accrued liabilities	(12,094)
Deferred revenue	(34,311)
Net cash used for discontinued operating activities	$(114,747)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	$158,099
Net cash provided by discontinued investing activities	$158,099

Cash Flows From Financing Activities
Cash paid on notes payable	$(29,564)
Net cash used for discontinued financing activities	$(29,564)

NOTE 5 – EQUITY

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

NOTE 6 – SUBSEQUENT EVENTS

On November 1, 2017 the Bankruptcy Court for the District of Utah issued a final decree ending the bankruptcy case filed by the Company in February 2016. The Company had been separated from this case on December 28, 2016 when all assets and liabilities were transferred to a liquidating trust.

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified that there are no additional subsequent events that require disclosure.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended June 30, 2017. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2016 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations described below.

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

The information presented below with regard to the quarter ended June 30, 2016 should be read as historic information on the Company. As a result of its bankruptcy, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for a merger candidate.

Liquidity And Capital Resources

As of June 30, 2017 we had no assets and we had no liabilities; we had an accumulated deficit of $18,119,429. As of December 31, 2016 we also had no assets and no liabilities; we had an accumulated deficit of $18,119,429. As of June 30, 2016 we had assets of $207,195 and liabilities of $192,058 and an accumulated deficit of $18,104,292. All assets held at June 30, 2016 were subsequently liquidated per order of the bankruptcy court and all liabilities were paid through a liquidating trust, also per order of the bankruptcy court.

Results of Operations

We had no revenues and no expenses in the three and six months ended June 30, 2017. Our only activity during the period was the filing of an amendment to our Articles of Incorporation increasing the number of authorized common shares from 50,000,000 to 150,000,000 and the issuance of 100,000,000 shares of our common stock. No proceeds were received by the Company for the issuance of shares, therefore the shares were valued at par value.

In the three months ended June 30, 2016 we had gross revenues of $41,679, cost of sales of $17,504, operating expenses of $127,729, a net loss from operations of $103,554, and total other income of $157,702. In the six months ended June 30, 2016 we had gross revenues of $188,212, cost of sales of $69,821, operating expenses of $411,477, a net loss from operations of $293,087, and total other income of $149,717. The Company had filed a voluntary petition for bankruptcy in February of 2016 and these revenues and expenses reflect the Company’s wind down to liquidation. Our decrease in revenues and liabilities to $0 at June 30, 2017 reflects the liquidation of all assets and payment of all liabilities per the court ordered Plan of Liquidation. All remaining assets and liabilities were transferred from the Company to a liquidating trust on December 28, 2016. We will, in all likelihood, sustain operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2017 the Company issued 100,000,000 shares of its common stock to its President.  No proceeds were received by the Company for the issuance of shares, therefore the shares were valued at par value.  There were no other unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Statement of Operations for the three months and six months ended June 30, 2017 and 2016, (iii) Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Financial Statements.

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