Form 10-Q
period 2017-09-30
PACIFIC WEBWORKS INC
filed 2017-12-26
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017

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

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2017, prepared by the Company, immediately follow.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Related Party Payables	$ 20,000	$ -
Total Liabilities	20,000	-

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized;
149,713,895 and 49,713,895 shares issued and outstanding
as of September 30, 2017 and December 31, 2016, respectively	149,714	49,714
Additional paid-in capital	17,969,715	18,069,715
Accumulated deficit	(18,139,429)	(18,119,429)
Total stockholders' deficit	(20,000)	-
Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$ -	$ -	$ -	$ -

Operating expenses	20,000	-	20,000	-

Loss from continuing operations	(20,000)	-	(20,000)	-

Loss from discontinued operations	-	(109,522)	-	(252,891)

Loss before income taxes	(20,000)	(109,522)	(20,000)	(252,891)

Income tax expense	-	-	-	-

Net Loss	$ (20,000)	$ (109,522)	$ (20,000)	$ (252,891)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares - basic and diluted	149,713,895	49,713,894	87,076,532	49,713,894

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (20,000)	$ -
Net cash from (used for) operating activities - continuing operations	(20,000)	-
Net cash from (used for) operating activities - discontinued operations	-	(213,677)
Net cash from (used for) provided by operating activities	(20,000)	(213,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from (used for) investing activities - discontinued operations	-	162,204
Net cash from (used for) provided by investing activities	-	162,204

CASH FLOWS FROM FINANCING ACTIVITIES
Related party payables	20,000	-
Net cash from (used for) financing activities - continuing operations	20,000	-
Net cash from (used for) financing activities - discontinued operations	-	(29,564)
Net cash from (used for) provided by financing activities	20,000	(29,564)

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(81,037)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	178,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 97,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$ -	$ 1,011
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

 PACIFIC WEBWORKS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,139,429 as of September 30, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of the discontinued operations for the three and nine months ended September 30, 2016 are as follows:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Revenues
Hosting, gateway and maintenance fees	$-	$159,475
Product sales	-	28,737
	-	188,212
Cost of sales	70	69,891
Gross profit (loss)	(70)	118,320

Selling expenses	-	32,966
Research and development	2,539	54,198
General and administrative	111,018	437,870
Total operating expenses	113,557	525,034
Loss from operations	(113,627)	(406,714)

Other income (expense)
Interest income (expense), net	-	(1,011)
Gain on sale of assets	4,105	154,833
Total other income (expense)	4,105	153,822

Net loss from discontinued operations	$(109,522)	$(252,891)

Cash flow from discontinued operations for the nine months ended September 30, 2016 are as follows:

Cash Flows From Operating Activities
Net loss	$(252,891)
Adjustments to reconcile net loss to net
cash used for operating activities:
Gain (loss) on sale of assets	(154,833)
Changes in assets and liabilities:
Deposits	4,825
Receivables	77,196
Restricted cash	62,840
Prepaid expenses and other assets	77,172
Inventory	18,942
Accounts payable and accrued liabilities	(12,617)
Deferred revenue	(34,311)
Net cash used for discontinued operating activities	$(213,677)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	$162,204
Net cash provided by discontinued financing activities	$162,204

Cash Flows From Financing Activities
Cash paid on notes payable	$(29,564)
Net cash used for discontinued financing activities	$(29,564)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2017, the Company’s President paid $20,000 on behalf of the Company to vendors for accounting and auditing services required to complete the annual and quarterly reports of the Company which had been delayed because of the Company’s bankruptcy.  As such, a related party payable was recorded in the amount of $20,000 as of September 30, 2017.

NOTE 6 – EQUITY

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

NOTE 7 – SUBSEQUENT EVENTS

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended September 30, 2017. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2016 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations described below.

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

The information presented below with regard to the quarter ended September 30, 2016 should be read as historic information on the Company. As a result of its bankruptcy, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for a merger candidate.

Liquidity And Capital Resources

As of September 30, 2017 we had no assets, related party liabilities of $20,000, and an accumulated deficit of $18,139,429.  As of December 31, 2016 we also had no assets and no liabilities and an accumulated deficit of $18,119,429. As of September 30, 2016 we had assets of $97,150 and liabilities of $191,535 and an accumulated deficit of $18,213,814. All assets held at September 30, 2016 were subsequently liquidated per order of the bankruptcy court and all liabilities were paid through a liquidating trust, also per order of the bankruptcy court.

Results of Operations

We had no revenues or operations in the three and nine months ended September 30, 2017, and expenses of $20,000 related to accounting and auditing costs required to complete the annual and quarterly reports which had been delayed because of the Company’s bankruptcy.

In the three months ended September 30, 2016 we had no revenues, cost of sales of $70, operating expenses of $113,557, a net loss from operations of $113,557, and total other income of $4,105. In the nine months ended September 30, 2016 we had gross revenues of $188,212, cost of sales of $69,891, operating expenses of $525,034, a net loss from operations of $406,714, and total other income of $153,822.  The Company had filed a voluntary petition for bankruptcy in February of 2016 and the revenues and expenses for the quarter ended September 30, 2016 reflect the Company’s wind down to liquidation. All remaining assets and liabilities were transferred from the Company to a liquidating trust on December 28, 2016. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. During the quarter ended September 30, 2017 our sole officer and director provided the company with an interest free loan of $20,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Statement of Operations for the three months and nine months ended September 30, 2017 and 2016, (iii)

Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Financial Statements.

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