Form 10-K
period 2017-12-31
PACIFIC WEBWORKS INC
filed 2018-01-26
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Common Stock, $0.001 par value per share

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

Accelerated filer

Non-accelerated filer

Smaller reporting company  [x]

Indicate by check mark whether Pacific WebWorks, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes [x]  No [  ]

The aggregate market value of Pacific WebWorks, Inc. common stock held by non-affiliates of Pacific WebWorks, Inc. as of the last business day of the Company’s most recently completed fiscal year (December 29, 2017) was approximately $795,422 (based on the last trade price of $0.016 reported by OTC on or prior to December 31, 2017). For this purpose it is assumed that the Company’s sole officer and director and the holder of 100,000,000 shares was the Company’s only affiliate.

There were 149,713,895 shares of Pacific WebWorks, Inc. common stock outstanding as of January 24, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

PACIFIC WEBWORKS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

The Company’s business declined precipitously in the second half of 2015 and on February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all remaining assets and liabilities of the Company were transferred to the Liquidating Trust. In 2017 the Liquidating Trust, with Court approval, collected or sold all remaining assets and made payments to all secured and unsecured creditors such that those claims were paid in full. As a result of these transfers the Company became an empty shell company, with no assets and no liabilities. The Company’s only activity in 2017 was the preparation and filing of periodic reports as required by the Securities Exchange Act of 1934.

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

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Our sole officer and director has not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Although we will be subject to regulation under the 1934 Act, our sole officer and director believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

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

New Mexico

Texas

                  California

Ohio

Utah

                  Delaware

Oklahoma

Vermont

                  Florida

Oregon

           Washington

                  Georgia

Pennsylvania

                  Idaho

 Rhode Island

                  Indiana

South Carolina

                  Nebraska

South Dakota

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

No matters were submitted to a vote of security holders in the year ended December 31, 2017.

PART II

ITEM 5.

  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

  AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC under the symbol “PWEB.” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2017 and 2016 as reported by the OTC Markets.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2017		2016
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 0.005	$ 0.003	$ 0.008	$ 0.002
June 30	$ 0.007	$ 0.002	$ 0.002	$ 0.001
September 30	$ 0.007	$ 0.004	$ 0.003	$ 0.001
December 31	$ 0.016	$ 0.003	$ 0.010	$ 0.001

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

Holders

As of December 31, 2017, there were approximately 411 stockholders of record holding our common stock, and as of December 31, 2016, there were approximately 410 stockholders of record holding our common stock; this does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid a cash or stock dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. In 2017 and 2016 we had no earnings from which to pay dividends and we anticipate that there will be no earnings prior to a business combination, and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

On June 20, 2017 the Company issued 100,000,000 shares of our common stock to our President for costs associated with bringing the Company current in its filing obligations under the Securities Exchange Act of 1934. There were no other sales of unregistered securities during 2017 or 2016. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) was available because:

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

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

The information presented below should be read as historic information on the Company. As a result of its bankruptcy, the Company, as of the date of this filing, is an empty shell with no liquidity, no capital resources, and no operations other than the search for a merger candidate.

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

Results of Operations

The following charts provide a summary of our results of operations for the years ended December 31, 2017 and 2016 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

The Company’s only activity during 2017 was the preparation and filing of various periodic reports as required by the 1934 Act.

	Year ended December 31,
	2017	2016
Revenues, net	$0	$188,212
Cost of sales	0	69,961
Gross profit	0	118,251
Total operating expenses	54,113	406,151
Loss from operations	(54,113)	(287,900)
Total other income (expense)	0	(129,394)
Income tax	0	0
Net loss	$(54,113)	$(158,506)
Basic net loss per share	$(0.00)	$(0.00)

We had no operating business activities and no revenues in 2017. In the first month and one half of 2016 we received revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. After filing for bankruptcy in February 2016 we ceased active business operations but continued to collect receivables and sell assets. Our revenues in 2016 were $188,212. Our operating expenses in 2017 were $54,113 and consisted of accounting, auditing, and edgarizing expenses associated with filing periodic reports with the SEC. Our sales and operating expenses in 2016 were $476,112. Our net loss in 2017 was $54,113 and our net loss in 2016 was $158,506. Our lower revenue, lower expenses, and lower net loss in 2017 compared to 2016 are all the result of the winding up of our business and its ultimate liquidation per order of the Bankruptcy Court.

On August 19, 2016 the Company proposed a Plan of Liquidation which was confirmed by the Bankruptcy Court on November 28, 2016 and all remaining assets and liabilities were transferred from the Company to the Liquidating Trust on December 28, 2016. As of December 28, 2016, and continuing through all of 2017 and up to the date of this filing on Form 10-K, the Company was an empty shell corporation with no assets and no liabilities, except for loans due to our sole officer and director.

Our President has agreed to pay the expenses associated with maintaining the Company and making the necessary filings with the SEC required by the Securities Exchange Act of 1934 until such time as we can commence business operations. We hope to do this by acquiring or merging with an active business, however there can be no assurance that we will be successful in achieving this goal.

Liquidity and Capital Resources

The following charts provide a summary of our balance sheets on December 31, 2017 and December 31, 2016 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	16
	Year ended December 31,
	2017	2016
Cash and cash equivalents	$-	$-
Total current assets	$-	$-
Total assets	$-	$-
Total current liabilities	$54,113	$-
Total liabilities	$54,113	$-
Accumulated deficit	$(18,173,542)	$(18,119,429)
Total stockholders’ equity	$(54,113)	$-

As of the date of this filing on Form 10-K our primary source of liquidity and capital resources will be interest free loans from our President. We have no business and thus no revenue from operations.

In 2017 the Company relied on loans from its sole officer and director to provide funds for expenses consisting of accounting and audit fees and Edgarizing expenses.  In 2016 the Company had a little more than one month of business revenues prior to its bankruptcy filing in February of 2016. Thereafter it collected funds from the sale and winding down of its various assets and businesses. The Company hopes to generate revenues when it completes a business combination, but will generate no revenues until that time.

The Company had total current assets of $0 at December 31, 2017 and December 31, 2016. On November 28, 2016 the Bankruptcy Court ordered the implementation of our bankruptcy plan of liquidation. This plan called for the liquidation of all of our assets for the benefit of our creditors, and the transfer of all remaining assets and liabilities to a liquidating trust. As a result of these transfers to the liquidating trust, the Company had no assets whatsoever and no liabilities whatsoever at December 31, 2016.

Commitments and Contingencies

Our total liabilities at December 31, 2017 included accounts payable and accrued liabilities.  At December 31, 2016 we had no liabilities. At year end in both 2017 and 2016 we had no commitments and no contingencies.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Estimates of particular significance in our past financial statements included trade receivables and collections, goodwill, contingent liabilities, and valuing stock option compensation. By December 31, 2017 we were a shell company with no receivables, goodwill, contingent liabilities or stock options.

In the past the Company recognized revenues when all of the following criteria were met: (1) persuasive evidence of an arrangement existed, (2) delivery of products and services had occurred, (3) the fee was fixed or determinable and (4) collectability was reasonably assured.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust, leaving the Company an empty shell.  Furthermore, the Company has an accumulated deficit of

$18,173,542 as of December 31, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

At December 31, 2017 and also at December 31, 2016 and as of the date of this filing on Form 10-K, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this comprehensive Form 10-K; they consist of:

Report Of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2017 and 2016

Statement of Operations for the years 2017 and 2016

Statement of Changes in Stockholders’ Equity for the years 2017 and 2016

Statement of Cash Flows for the years 2017 and 2016

Notes to Financial Statements

ITEM 9.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our sole Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer, or persons performing similar functions, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates because we had no officers or directors on that date, all control over the corporation having passed to the bankruptcy liquidating trustee. Current management has also concluded that our internal control over financial reporting was not effective as of the date of the filing of this comprehensive report due to the factors stated below.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors: At December 31, 2016 all seats on the board of directors were vacant. The Bankruptcy Court appointed liquidating trustee was responsible for the administration of the liquidating trust which contained the Company. In June, 2017 the person listed below became our sole officer and director:

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our named executive officers in all capacities during the past two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
K. Lance Bell Chief Executive Officer	2016	81,300	-	-	81,300
	2017	-	-	-	-
Derald Miller Vice-President of Sales and Marketing	2016	16,667	-	-	16,667
	2017	-	-	-	-
Tanner J Purser Secretary	2016	33,877	-	-	33,877
	2017	-	-	-	-
Daniel Masters	2016	-	-	-	-
Chief Executive Officer	2017	-	-	100,000	100,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2017 one person was known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, Daniel Masters, the Company’s sole officer and director. Mr. Masters holds 100,000,000 shares of our common stock or about 66.8% of the outstanding shares. As of December 31, 2016 no person was known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and no person was serving as a director of the Company or as an executive officer of the Company. The remaining 49,713,895 shares of the Company's outstanding common stock are held by approximately 410 shareholders of record, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common stock. There are, as of the date hereof, a total of 149,713,895 common shares issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

In June 2017, a total of 100,000,000 common shares were issued to Daniel Masters, the Company's sole officer and director and majority shareholder. This transaction valued the stock at par value or $0.001 per share. There were no related party transactions to report for the year ended December 31, 2016.

The Company had no independent directors at December 31, 2017 or December 31, 2016 and it has no independent directors as of the date of this report.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent auditors for 2017 and 2016:

	2017	2016
Audit fees, including the audit of the Company’s annual financial statements and fees related to reviews of quarterly financial statements, consents and review of registration statements	$18,000	$20,000
Tax fees and tax related fees	$-	$-
All other fees for other services	$-	$-

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

30.1

Certification of Chief Executive Officer and required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

30.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101    The following materials from the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Statement of Operations for the years ended December 31, 2017 and December 31, 2016, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows for the years ended December 31, 2017 and  December 31, 2016, and (v) Notes to Financial Statements.

///

///

///

///

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pacific WebWorks, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2018

  PACIFIC WEBWORKS, INC.

By: /s/ Daniel Masters

_________________________________

 Daniel Masters

 President, CEO, CFO, and Director

PACIFIC WEBWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

INDEX

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pacific WebWorks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific WebWorks, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Haynie & Company

We have served as the Company’s auditor since 2015.

Salt Lake City, Utah

January 24, 2018

PACIFIC WEBWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$ 12,813	$ -
Related party payables	41,300	-
Total liabilities	54,113	-

Commitments and contingencies	-	-

Stockholders' deficit
Common stock, $0.001 par value, 150,000,000 shares authorized;
149,713,895 and 49,713,895 shares issued and outstanding
as of December 31, 2017 and 2016, respectively	149,714	49,714
Additional paid-in capital	17,969,715	18,069,715
Accumulated deficit	(18,173,542)	(18,119,429)
Total stockholders' deficit	(54,113)	-

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Revenue	$ -	$ -

Operating expenses	54,113	-

Loss from continuing operations	(54,113)	-

Loss from discontinued operations	-	(158,506)

Loss before income taxes	(54,113)	(158,506)

Income tax expense	-	-

Net loss	$ (54,113)	$ (158,506)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares - basic and diluted	102,864,580	49,713,895

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity (deficit)

Balance at December 31, 2015	49,713,895	$ 49,714	$ 18,069,715	$ (17,960,923)	$ 158,506
Net loss for the year ended December 31, 2016	-	-	-	(158,506)	(158,506)
Balance at December 31, 2016	49,713,895	49,714	18,069,715	(18,119,429)	-
Common stock issued at $0.001
(par value) on June 20, 2017	100,000,000	100,000	(100,000)	-	-
Net loss for the year ended December 31, 2017	-	-	-	(54,113)	(54,113)
Balance at December 31, 2017	149,713,895	$ 149,714	$ 17,969,715	$ (18,173,542)	$ (54,113)

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (54,113)	$ -
Change in assets and liabilities
Accounts payable	12,813	-
Net cash from (used for) operating activities - continuing operations	(41,300)	-
Net cash from (used for) operating activities - discontinued	-	(308,030)
Net cash from (used for) operating activities	(41,300)	(308,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from (used for) investing activities - discontinued	-	179,105
Net cash from (used for) investing activities	-	179,105

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	41,300	-
Net cash from (used for) financing activities - continuing operations	41,300	-
Net cash from (used for) financing activities - discontinued	-	(49,262)
Net cash from (used for) financing activities	41,300	(49,262)

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(178,187)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	178,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$ -	$ 1,011
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Pacific WebWorks, Inc. (the “Company”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks, Inc. in January 1999.   From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust. All assets, liabilities, and operations incurred prior to December 28, 2016 have been presented as discontinued operations (see Note 3). The Company currently has no business operations and its only activity since December 28, 2016 has been the preparation and filing of periodic reports as required under the Securities Exchange Act of 1934.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents, accounts receivable and accounts payable.  The Company places its cash and cash equivalents at well-known quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The Company had no amounts in excess of federally insured limits as of December 31, 2017 and 2016.

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

In 2016 we received revenue for hosting, gateway, and maintenance fees, software access and licensing fees and product sales. Revenues from up-front fees are deferred and recognized over the period in which services are performed, ranging from one month to one year.  Fees for the set-up of merchant accounts are deferred and recognized as services are completed (which is generally two months).  Revenues from monthly hosting, maintenance, transaction and processing fees are recorded when earned. Operating lease revenues for merchant accounts and software are recorded when earned.  Revenues for product sales are recorded when order fulfillment is complete.

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

Research and development costs
Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel expenses for the product engineering department.  Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's technology services are generally expensed as incurred.  Total research and development costs for the years ended December 31, 2017 and 2016 were $0 and $54,198 respectively.

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

Capital Structure

The Company currently has 150,000,000 shares authorized of $0.001 par value voting common stock, with 149,713,895 shares issued and outstanding as of December 31, 2017 and 49,713,895 shares issued and outstanding as of December 31, 2016.  In June of 2017 the Company amended their Articles of Incorporation to increase their authorized common shares from 50,000,000 to 150,000,000.

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

		Year ended December 31,
		2017	2016
Statement of Operations Summary Information:

Numerator:	Net loss	$ (54,113)	$ (158,506)

Denominator:	Weighted-average common shares outstanding
	basic and diluted	102,864,580	49,713,895
Net loss per share, basic and diluted		$ (0.00)	$ (0.00)

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,173,542 as of December 31, 2017.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of the discontinued operations as of December 31, 2016 are as follows:

Year ended December 31, 2016

Revenues
Hosting, gateway and maintenance fees	$159,475
Product sales	28,737
188,212
Cost of sales	69,961
Gross profit	118,251

Selling expenses	32,966
Research and development	54,198
General and administrative	318,987
Total operating expenses	406,151
Loss from operations	(287,900)

Other income (expense)
Interest income (expense), net	(1,011)
Gain on sale of assets	154,833
Loss on transfer of assets and liabilities	(24,428)
Total other income (expense)	129,394

Net loss from discontinued operations	$(158,506)

Cash flow from discontinued operations as of December 31, 2016 are as follows:

Year ended December 31, 2016

Cash Flows From Operating Activities
Net loss	$(158,506)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of assets	(154,833)
Loss on transfer of assets	24,428
Changes in assets and liabilities
Deposits	4,825
Receivables	77,196
Restricted cash	62,840
Inventory	2,041
Prepaid expenses and other assets	77,172
Accounts payable and accrued liabilities	(208,882)
Deferred revenue	(34,311)
Net cash used for discontinued operating activities	$(308,030)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	$179,105
Net cash provided by discontinued investing activities	$179,105

Cash Flows From Financing Activities
Cash paid on notes payable	$(49,262)
Net cash used for discontinued financing activities	$(49,262)

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred Tax Assets
NOL Carryforward Contribution Carryforward Related Party Payable	$ 3,706,400 2,000 10,700	$ 5,554,600 2,900 -
Deferred Tax Liabilities
Valuation Allowance	(3,719,100)	(5,557,500)
Net Deferred Tax Asset	$ -	$ -

The income tax expense differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book Loss	$ (14,100)	$ (61,800)
Related Party Payable	10,700	-
Depreciation	-	(300)
Express Tax Gain on Disposal	-	2,600
Impairment Loss	-	(982,600)
Capital Loss	-	(49,600)
Valuation Allowance	3,400	1,094,300
	$ -	$ -

As of December 31, 2017, the Company had Net Operating Loss (NOL) carryforwards of approximately $14,255,000 that may be offset against future taxable income from the year 2018 through 2037.  No tax benefit has been reported in the December 31, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, Net Operating Loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Because a change in ownership occurred, net operating loss carryforwards may be limited as to use in future years.

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations.  During the years ended December 31, 2017 and 2016, no penalties or interest were incurred.  Below is a table representing the tax years currently open for review.

Jurisdiction	Open Tax Years
Federal	2014 - 2016
Utah State	2014 - 2016

NOTE 6 – SEGMENT REPORTING

Segment reporting by business unit follows:

The year ended December 31, 2016 [a]
Business Unit	Revenues, net	Net income (loss)	Assets
Pacific WebWorks	$ -	$ (349,419)	$ 5,301,798
Headlamp Ventures	28,737	(18,290)	(453,949)
IntelliPay	124,064	108,796	1,924,282
Thrifty Seeker	-	(87)	(15,067)
TradeWorks	1,100	1,064	(5,782,727)
FundWorks	-	-	-
PWI	-	-	-
Promontory Marketing	-	(45)	(1,323)
Dynamic WebTools	34,311	4,353	(252,891)
World Commerce Network	-	95,122	(720,123)
Total	$ 188,212	$ (158,506)	$ -

aAmounts include all intercompany receivables, payables, revenues and expenses prior to elimination for consolidation.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company’s President paid $41,300 on behalf of the Company to vendors for accounting, auditing, and SEC filing services required to complete the annual and quarterly reports of the Company which had been delayed because of the Company’s bankruptcy.  As such, a related party payable was recorded in the amount of $41,300 as of December 31, 2017 which is non-interest bearing and due on demand.

NOTE 8 – EQUITY

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has determined that there are no subsequent events that require disclosure.