Form 10-Q
period 2018-03-31
PACIFIC WEBWORKS INC
filed 2018-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                 Yes  /x/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

                    Large accelerated filer [ ]                                                               Accelerated Filer [ ]

                    Non-accelerated filer [ ]                                                                 Smaller reporting company [X]

                                                                                                                            Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes  [X]        No [ ]

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of May 15, 2018 was [      ].

ITEM 1.  FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended March 31, 2018, prepared by the Company, immediately follow.

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS

Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	8,573	12,813
Related party payables	54,450	41,300
Total Liabilities	63,023	54,113

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized;
322,660 shares issued and outstanding respectively	323	323
Additional paid-in capital	18,119,106	18,119,106
Accumulated deficit	(18,182,452)	(18,173,542)
Total stockholders' deficit	(63,023)	(54,113)
Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

PACIFIC WEBWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenue	$ -	$ -

Operating expenses	8,910	-

Total operating expenses	8,910	-

Income (loss) before income taxes	(8,910)	-

Income tax expense	-	-

Net income (loss)	$ (8,910)	$ -

Net loss per share - basic and diluted	$ (0.03)	$ -

Weighted average shares - basic and diluted (1)	322,660	221,691

The accompanying notes are an integral part of these consolidated financial statements

PACIFIC WEBWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (8,910)	$ -
Change in assets and liabilities
Accounts payable	(4,240)	-
Net cash used from operating activities	(13,150)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	13,150	-
Net cash used in financing activities	13,150	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	13,150	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

 PACIFIC WEBWORKS, INC.

Notes to Condensed Financial Statements

March 31, 2018

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

NOTE 2 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s December 31, 2017 audited financial statements and notes thereto.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,182,452 as of March 31, 2018.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

On March 12, 2018 the Board of Directors, with the consent of our majority shareholder, voted to reverse split our outstanding shares, 464 old shares for 1 new share, resulting in a reduction of shares to 322,660.  Any fractional shares which results from the reverse stock split will be rounded up to the next whole share.  All common share amounts and per share amounts in the financial statements reflect the one-for-four hundred and sixty-four reverse stock split. A Form 14C was filed with the SEC and mailed to shareholders and notice was given to FINRA. On April 11, 2018 the reverse split became effective.

On April 13, 2018 the Company issued 10,000,000 shares of our common stock to our President for $10,000 in debt forgiveness.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 10,210,517 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”).  As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. This resignation was given in connection with the consummation of the Agreement with the Purchaser and were not the result of any disagreement with Company on any matter relating to Company's operations, policies or practices. This resignation became effective 10 days after the filing of the Information Statement. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the effective date of the SPA.

On the same date, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy, Wei Li was appointed as Chief Financial Officer. These appointments became effective 10 days after filing of the Information Statement.

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and has identified that there are no additional subsequent events that require disclosure.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended March 31, 2018. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2017 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations described below.

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

Liquidity And Capital Resources

As of March 31, 2018 we had no assets and we had liabilities of $63,023 which consisted of $8,573 in accounts payable and $54,450 in related party payables; we had an accumulated deficit of $18,182,452. As of December 31, 2017 we also had no assets and our liabilities totaled $54,113 and our accumulated deficit totaled $18,173,542. As of March 31, 2017 we had no assets and liabilities and an accumulated deficit of $18,119,429.

Results of Operations

We had no revenues and no operations in the three months ended March 31, 2018; our expenses during the period were $8,910. In the three months ended March 31, 2017 we had no revenues, no operations, and no expenses. We will, in all likelihood, sustain operating expenses without corresponding revenues, as we search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable because we are a smaller reporting company.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

Internal Control over Financial Reporting

As indicated in our Form 10-K for the year ended December 31, 2017 management concluded that our internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K as filed with the SEC on January 26,2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Statement of Operations for the three months ended March 31, 2018 and 2017, (iii) Statement of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2018

            PACIFIC WEBWORKS, INC.

  By: /s/ Ban Siong Ang

  _________________________________

  Ban Siong Ang

  Chief Executive Officer