Form 10-Q
period 2018-06-30
Heyu Biological Technology Corp
filed 2018-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

COMMISSION FILE NUMBER: 000-26731

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

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

4th Floor, No. 10 Building, Xinglin Bay Business Operation Center,

Jimei District, Xiamen City,

Fujian Provice, China 361022

(86) 158 5924 0902

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Yes  /X/        No  / /

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of August 14, 2018 was 10,322,660.

ITEM 1.  FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2018, prepared by the Company, immediately follow.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION
(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	936	12,813
Accrued salaries	3,000	-
Related party payables	397,008	41,300
Total Liabilities	400,944	54,113

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
10,322,660 and 322,660 shares issued and outstanding respectively	10,323	323
Additional paid-in capital	17,784,116	18,119,106
Accumulated deficit	(18,195,383)	(18,173,542)
Total stockholders' deficit	(400,944)	(54,113)
Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU BIOLOGICAL TECHNOLOGY CORPORATION
(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$ -	$ -	$ -	$ -

Operating expenses	12,931	-	21,841	-

Loss on operations	(12,931)	-	(21,841)	-

Loss from operations	-	-	-	-

Loss before income taxes	(12,931)	-	(21,841)	-

Income tax expense	-	-	-	-

Net Loss	$ (12,931)	$ -	$ (21,841)	$ -

Net loss per share - basic and diluted	$ (0.002)	$ -	$ (0.005)	$ -

Weighted average shares - basic and diluted	8,603,474	130,825	4,485,942	119,049

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU BIOLOGICAL TECHNOLOGY CORPORATION
(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (21,841)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts payable	(8,877)	-
Net cash used in operating activities	(30,718)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	30,718	-
Net cash provided by in financing activities	30,718	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Related party stock issued for debt	$ 10,000	$ -
Related party forgiveness of debt	$ 52,087	$ -
Return of capital to related party	$ (387,077)	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

 HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 – THE COMPANY

The Company

Heyu Biological Technology Corporation (the “Company”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 10,210,517 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”).  As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. This resignation was given in connection with the consummation of the Agreement with the Purchaser and were not the result of any disagreement with Company on any matter relating to Company's operations, policies or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the effective date of the SPA and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy, Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT.  The Company currently has no business operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2018.   Although management believes the disclosures and information presented adequately ensure that the information is not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s December 31, 2017 audited financial statements and notes thereto.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Earnings (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.  Basic EPS and Diluted EPS were the same for the three and six months ended June 30, 2018 and 2017.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,195,383 as of June 30, 2018.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to continue as a going concern are to sustain operating expenses as they identify and determine the operational direction of the Company. Because the Company has no capital with which to pay current expenses the Company’s officers and directors have agreed to pay these charges with their personal funds, as interest free loans to the Company or as capital contributions.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY

As a result of the Company having no operations and no cash, during the three and six months ended June 30, 2018, related parties paid expenses to vendors for accounting, auditing, and SEC filing services.  Prior to the SPA of April 18, 2018, a related party had paid a total of $62,087 for accounting, auditing and SEC filings services required to complete the annual and quarterly reports of the Company.  Of the $62,087, $41,300 related to balances existing at December 31, 2017 and $20,787 was for services provided during the three and six months ended June 30, 2018.  The entire balance of $62,087 was reduced by $10,000 related to the issuance of 10,000,000 shares on April 13, 2018 and the remaining balance of $52,087 was cancelled as a result of the SPA dated April 18, 2018 and was recorded as contributed capital.

Additionally, following the SPA of April 18, 2018, a director paid for accounting, auditing and SEC filing services on behalf of the Company totaling $9,931 for the three and six month ended June 30, 2018.  That same director is also due $335,000 for the purchase of the shares per the SPA and $52,077 for purchaser  expenses related to the SPA, which has been recorded as a reduction to additional paid-in capital. The related party payable is non-interest bearing and due on demand.

NOTE 5 – EQUITY

On June 19, 2017, the Company amended its Articles of Incorporation to increase its authorized common shares from 50,000,000 to 150,000,000.

On June 20, 2017 control was purchased from the bankruptcy trustee for $25,000 and the Company issued 100,000,000 shares of its common stock to its President.  No proceeds were received by the Company for the issuance of shares, therefore the shares were valued at par value.

On March 12, 2018 the Board of Directors, with the consent of the majority shareholder, voted to reverse split the outstanding shares, 464 old shares for 1 new share, resulting in a reduction of shares to 322,660.  All common share amounts and per share amounts in the financial statements reflect the one-for-four hundred and sixty-four reverse stock split. On April 11, 2018 the reverse split became effective.

On April 13, 2018, in accordance with a Security Purchase Agreement, Dan Masters, former President, CEO, CFO, and Director was issued 10,000,000 shares of common stock in exchange for a $10,000 reduction in the related party payable due to him.  Due to the lack of trading of the common stock, the shares were valued at par value.  Additionally, on April 18, 2018, in accordance with the Security Purchase Agreement, all debt due to Mr. Masters totaling $52,087 was cancelled and recorded as contributed capital.

On April 18 2018, a related party payable was due to a director totaling $387,077 for his expenses related to the SPA, which has been recorded as a reduction to additional paid-in capital.

NOTE 6 – SUBSEQUENT EVENTS

On July 19, 2018, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase its authorized common shares from 150,000,000 to 2,000,000,000.

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and through the date of this filing and has identified that there are no subsequent events that require disclosure.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2018. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2017 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the internet business, the software business, or any business. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations described below.

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

Executive Overview

Heyu Biological Technology Corporation (the “Company”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.  On February 23, 2016 the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016 the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 10,210,517 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”).  As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. This resignation was given in connection with the consummation of the Agreement with the Purchaser and were not the result of any disagreement with Company on any matter relating to Company's operations, policies or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the effective date of the SPA and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy, Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT.  The Company currently has no business operations.

Liquidity And Capital Resources

As of June 30, 2018 we had no assets and we had liabilities of $400,944 which consisted of $936 in accounts payable, $3,000 in accrued salaries and $397,008 in related party payables; we had an accumulated deficit of $18,195,383.  As of December 31, 2017 we also had no assets and our liabilities totaled $54,113 and our accumulated deficit totaled $18,173,542.  Additionally, as a result of the Company having no operations and no cash, during the three and six months ended June 30, 2018, related parties paid expenses to vendors for accounting, auditing, and SEC filing services.   Prior to the SPA of April 18, 2018, a related party had paid a total of $62,087 for accounting, auditing and SEC filings services required to complete the annual and quarterly reports of the Company.  Of the $62,087, $41,300 related to balances existing at December 31, 2017 and $20,787 was for services provided during the three and six months ended June 30, 2018.  The entire balance of $62,087 was reduced by $10,000 related to the issuance of 10,000,000 shares on April 13, 2018 and the remaining balance of $52,087 was cancelled as a result of the SPA dated April 18, 2018 and was recorded as contributed capital.

Additionally, following the SPA of April 18, 2018, a director paid for accounting, auditing and SEC filing services on behalf of the Company totaling $9,931 for the three and six month ended June 30, 2018.  That same director is also due $335,000 for the purchase of the shares per the SPA and $52,077 for the  purchaser expenses related to the SPA, which has been recorded as a reduction to additional paid-in capital.  As such, at June 30, 2018, the related party payable totaled $397,008.

Results of Operations

We had no revenues and no operations in the three and six months ended June 30, 2018; our expenses during the three month period were $12,931 and for the six month period were $21,841. In the three and six months ended June 30, 2017 we had no revenues, no operations, and no expenses. We will, in all likelihood, sustain operating expenses without corresponding revenues, as we identify and determine the operational direction of the Company. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K as filed with the SEC on January 26, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.       Description

3.1          Articles of Incorporation*

3.2          Bylaws*

31        Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32       Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.

**Filed herewith.

***Furnished herewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2018

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By: /s/ Ban Siong Ang

                                       _________________________________

                                       Ban Siong Ang

                                       President, CEO

By: /s/ Wendy Li

                                       _________________________________

                                       Wendy LI

                                       CFO