Form 10-Q
period 2018-09-30
Heyu Biological Technology Corp
filed 2018-11-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-26731

HEYU BIOLOGICAL TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4th Floor, No. 10 Building,

Xinglin Bay Business Operation Center,

Jimei District, Xiamen City,

Fujian Provice, China 361022

(Address of principal executive offices, including zip code)

(86) 158 5924 0902

(Telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,266,000 shares as of November 9, 2018

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

TABLE OF CONTENTS

i

ITEM 1. FINANCIAL STATEMENTS

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts payable	936	12,813
Accrued salaries	2,200	-
Related party payables	523,764	41,300
Total Liabilities	526,900	54,113

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,032,266,000 and 32,266,000 shares issued and outstanding respectively	1,032,266	32,266
Additional paid-in capital	16,762,173	18,087,163
Accumulated deficit	(18,321,339)	(18,173,542)
Total stockholders’ deficit	(526,900)	(54,113)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses	125,957	20,000	147,797	20,000

Loss on operations	(125,957)	(20,000)	(147,797)	(20,000)

Loss from operations	-	-	-	-

Loss before income taxes	(125,957)	(20,000)	(147,797)	(20,000)

Income tax expense	-	-	-	-

Net Loss	$(125,957)	$(20,000)	$(147,797)	$(20,000)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,266,000	149,713,895	636,661,604	87,076,532

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(147,797)	$(20,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts payable	(9,677)	-
Net cash used from operating activities	(157,474)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	157,474	20,000
Net cash provided used in financing activities	157,474	20,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Stock issued for debt	$10,000	$-
Related party forgiveness of debt	$52,087	$-
Return of capital to related party	$(387,077)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(FORMERLY KNOWN AS PACIFIC WEBWORKS, INC.)

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 10,210,517 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”).  As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. This resignation was given in connection with the consummation of the Agreement with the Purchaser and were not the result of any disagreement with Company on any matter relating to Company’s operations, policies or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the effective date of the SPA and recognized as contributed capital.

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

Earnings (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.  Basic EPS and Diluted EPS were the same for the three and nine months ended September 30, 2018 and 2017.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company filed bankruptcy in February 2016 and in December of 2016 all assets and liabilities of the Company were transferred to the Liquidating Trust.  Furthermore, the Company has an accumulated deficit of $18,321,339 as of September 30, 2018.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY

As a result of the Company having no operations and no cash, during the three and nine months ended September 30, 2018, related parties’ paid expenses to vendors for accounting, auditing, and SEC filing services.  Prior to the SPA of April 18, 2018, a related party had paid a total of $62,087 for accounting, auditing and SEC filings services required to complete the annual and quarterly reports of the Company.  Of the $62,087, $41,300 related to balances existing at December 31, 2017 and $147,464 was for services provided during the nine months period ended September 30, 2018.  The entire balance of $147,464 was reduced by $10,000 related to the issuance of 10,000,000 shares on April 13, 2018 and the remaining balance of $52,087 was cancelled as a result of the SPA dated April 18, 2018 and was recorded as contributed capital.

Additionally, following the SPA of April 18, 2018, a director paid for accounting, auditing and SEC filing services on behalf of the Company totaling $126,756 and $136,687 for the three and nine months ended September 30, 2018.  That same director is also due $335,000 for the purchase of the shares per the SPA and $52,077 for purchaser expenses related to the SPA, which has been recorded as a reduction to additional paid-in capital. The related party payable is non-interest bearing and due on demand.

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

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100 for 1 forward stock split. The total issued and outstanding shares of the Company’s common stock has been increased from 10,322,660 to 1,032,266,000 shares, with the par value unchanged at $0.001.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 and through the date of this filing and has identified that there are no subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 10,210,517 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”). As a result of the SPA, the Company accepted the resignation of Dan Masters as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. This resignation was given in connection with the consummation of the Agreement with the Purchaser and was not the result of any disagreement with Company on any matter relating to Company’s operations, policies or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the effective date of the SPA and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Mr. Ban Siong Ang and Mr. Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy, Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT. The Company currently has no business operations.

On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of common stock from 150,000,000 to 2,000,000,000.

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100 for 1 forward stock split. The total issued and outstanding shares of the Company’s common stock has been increased from 10,322,660 to 1,032,266,000 shares, with the par value unchanged at $0.001.

Liquidity and Capital Resources

As of September 30, 2018 we had no assets and we had liabilities of $526,900 which consisted of $936 in accounts payable, $2,200 in accrued salaries and $523,764 in related party payables; we had an accumulated deficit of $18,321,339. As of December 31, 2017 we also had no assets and our liabilities totaled $54,113 and our accumulated deficit totaled $18,173,542. Additionally, as a result of the Company having no operations and no cash, during the three and nine months ended September 30, 2018, related parties paid expenses to vendors for accounting, auditing, and SEC filing services.

Additionally, following the SPA of April 18, 2018, a related party paid for accounting, auditing and SEC filing services on behalf of the Company totaling $126,756 and $136,687 for the three and nine months ended September 30, 2018.  That same director is also due $335,000 for the purchase of the shares per the SPA and $52,077 for purchaser expenses related to the SPA, which has been recorded as a reduction to additional paid-in capital. As such, on September 30, 2018, the related party payable totaled $523,764.

Results of Operations

Following the consummation of the SPA on April 18, 2018, the Company became a shell company without any significant assets or operations.

We had no revenues and no operations in the three and nine months ended September 30, 2018 and for the same period in 2017; our expenses during the three and nine months ended 2018 were $125,957 and $147,797, as compared to $20,000 for both the same three and nine month periods ended 2017 respectively. The increase in the expenditure is mainly due to the SPA event in April 2018 which has been disclosed above. We will, in all likelihood, sustain operating expenses without corresponding revenues, as we identify and determine the operational direction of the Company. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from its officer and director to meet its limited operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3 QUANTITATIVE AND QUALITATIVE ABOUT MATERIAL RISKS

Smaller reporting companies are not required to provide the information required by this item.

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

Internal Control Over Financial Reporting

As indicated in our Form 10-K for the year ended December 31, 2017, management concluded that our internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit	Exhibit Description

3.1(1)	Articles of Incorporation
3.2 (2)	Amended and Restated Articles of Incorporation
3.3 (3)	Amended and Restated Articles of Incorporation
3.4(4)	Amended and Restated Articles of Incorporation
3.5(5)	By-Laws
3.6*	Amended and Restated By-Laws
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2018

Heyu Biological Technology Corporation

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chief Executive Officer