Form 10-K
period 2018-12-31
Heyu Biological Technology Corp
filed 2019-03-28
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 000-26731

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4th Floor, No. 10 Building,

Xinglin Bay Business Operation Center,

Jimei District, Xiamen City,

Fujian Province, China 361022

(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (86) 158 5924 0902

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately US$365,258 as of June 30, 2018, computed on the basis of the closing price on such date.

As of March 28, 2019, there were 1,032,466,000 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations, or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements, or development plans;

●	The Company’s ability to devise and implement effective internal controls and procedures;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this Report and in our other filings with the Securities and Exchange Commission or the SEC.

This Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

i

ii

PART I

Unless otherwise indicated, all common share amounts and per share amounts in this Report have been presented giving effect to a 1-for-464 reverse split that became effective on April 11, 2018, and a 100-for-1 forward stock split that became effective on September 11, 2018.

ITEM 1.	BUSINESS

Heyu Biological Technology Corporation (the “Company” or “we”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses. On February 23, 2016, the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016, the Company proposed a Plan of Liquidation and on November 28, 2016, the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016, all assets and liabilities of the Company were transferred to the Liquidating Trust (the “Liquidation”).

On March 12, 2018, the Board of Directors of the Company (the “Board”), with the consent of the majority shareholder, approved a 1-for-464 reverse stock split. On April 11, 2018, the reverse split became effective.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”). As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT. The Company currently has no business operations. On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of Common Stock from 150,000,000 to 2,000,000,000.

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100-for-1 forward stock split. The total issued and outstanding shares of Common Stock has been increased from 10,324,660 to 1,032,466,000 shares, with the par value unchanged at $0.001.

On September 25, 2018, the Financial Industry Regulatory Authority, Inc. (“FINRA”) announced the Forward Split with an Effective Date of September 25, 2018 and a Pay Date of September 24, 2018. In connection with the Forward Split, no fractional shares are necessary to be issued, and stockholders do not need to present certificates for exchange. The Forward Split will be payable directly to each stockholder by the issuance of shares representing the split differential.

Non-Binding Letter of Intent with Fujian Shanzhiling Biological Technology Co., Ltd.

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As the date of this Report, the Company has not entered into any definitive agreements related to the Shanzhiling Acquisition.

Non-Binding Memorandum of Cooperation and Non-Binding Letter of Intent with Luoyang Ditiantai Agricultural Development Co., Ltd.

On October 18, 2018, the Company entered into a non-binding memorandum of cooperation with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”), a Chinese industrial agricultural chain enterprise, and on October 19, 2018, the Company entered into a non-binding letter of intent with Ditiantai. Pursuant to the two documents, the Company agreed to acquire 51% of the outstanding capital of Ditiantai subject to certain adjustment provisions (the “Ditiantai Acquisition”). As the date of this Report, the Company has not entered into any definitive agreements related to the Ditiantai Acquisition.

Share Transfer Agreement with Mr. Yu Xu

On January 17, 2019, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on November 16, 2017, and an indirect wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual with an address at No. 68 Chengde South Road, Qingpu District, Huaian City, Jiangsu Province, the PRC, and who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”), whereby Mr. Xu transferred 60% of the equity interests of Kangzi to JSEL as a gift. Kangzi owns no assets and conducts no business operation of its own.

Share Cancellation Agreement with Mr. Ban Siong Ang

On March 15, 2019, the Company, with the approval of the Board, entered into a Share Cancellation Agreement (the “Share Cancellation Agreement”) with Mr. Ban Siong Ang, the President, Chief Executive Officer, and Chairman of the Board of the Company. Pursuant to the Share Cancellation Agreement, the Company and Mr. Ang agreed to cancel 109,006,861 shares of Common Stock previously issued to Mr. Ang.

Currently, the Company owns 100% of HP TECHNOLOGY LIMITED, a British Virgin Islands business company incorporated on September 20, 2018. HP TECHNOLOGY LIMITED owns 100% of Heyu Healthcare Technology Limited, a Hong Kong company incorporated on March 29, 2018. Heyu Healthcare Technology Limited owns 100% of JSEL, which in turn holds 60% of Kangzi. The following diagram sets forth the structure of the Company as of the date of this Current Report:

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. The address of our principal executive offices and corporate offices is 4th Floor, No. 10 Building, Xinglin Bay Business Operation Center, Jimei District, Xiamen City, Fujian Province, China 361022. Our telephone number is (86) 158 5924 0902.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The address of our principal executive offices and corporate offices is 4th Floor, No. 10 Building, Xinglin Bay Business Operation Center, Jimei District, Xiamen City, Fujian Province, China 361022. A director of the Company provides the property for the use by the Company without charge.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is limited public trading market for our Common Stock; our Common Stock is quoted on the OTC Pink Market under the symbol “HYBT.”

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business, and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance. Trading in stocks quoted on the OTC Pink Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our Common Stock in the future.

The following table sets forth the quarterly high and low sales price per share of our Common Stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL YEAR 2017	HIGH	LOW
First Quarter	$0.086	$0.012
Second Quarter	0.037	0.010
Third Quarter	0.032	0.020
Fourth Quarter	0.080	0.012

FISCAL YEAR 2018	HIGH	LOW
First Quarter	$0.093	$0.014
Second Quarter	0.043	0.005
Third Quarter	0.200	0.020
Fourth Quarter	0.070	0.011

As of March 28, 2019, the last sale price reported on the OTC Pink Market for our Common Stock was approximately $0.021 per share.

Dividend Policy

We have not paid any dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.

Stockholders of Record

As of March 28, 2019, we have 668 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Transfer Agent

The transfer agent for our capital stock is Standard Registrar and Transfer Company, Inc., located at 440 East 400 South, Suite 200, Salt Lake City, UT 84111. Their telephone number is (801) 571-8844.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place for the Company.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2018 and 2017, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2018 and 2017 and current affair reports on Form 8-K, and the following.

In October 2018, the controlling stockholder of the Company, Mr. Ban Siong Ang, entered into a series of share transfer agreements (the “Share Transfer Agreements”) with certain buyers (the “Buyers”). Pursuant to the Share Transfer Agreements, Mr. Ang would transfer an aggregate of 109,006,861 shares of Common Stock to the Buyers in exchange for cash. Upon the closing of the Share Transfer Agreements, the Company authorized and instructed its transfer agent to cancel the 109,006,861 shares of Common Stock held by Mr. Ang and issue the same amount of Common Stock to the Buyers. As of December 31, 2018, 109,006,861 shares of Common Stock had been issued to the Buyers, but the cancellation of the 109,006,861 shares of Common Stock held by Mr. Ang was still in process. The cancellation of those shares held by Mr. Ang was subsequently completed on March 20, 2019, pursuant to a Share Cancellation Agreement dated March 15, 2019, by and between the Company and Mr. Ang.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Report.

Overview

Heyu Biological Technology Corporation (the “Company” or “we”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses. On February 23, 2016, the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016, the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016, all assets and liabilities of the Company were transferred to the Liquidating Trust.

On March 12, 2018, the Board, with the consent of the majority shareholder, approved a 1-for-464 reverse stock split. On April 11, 2018, the reverse split became effective.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”). As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT. The Company currently has no business operations. On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of Common Stock from 150,000,000 to 2,000,000,000.

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100-for-1 forward stock split. The total issued and outstanding shares of Common Stock has been increased from 10,324,660 to 1,032,466,000 shares, with the par value unchanged at $0.001.

On September 25, 2018, the Financial Industry Regulatory Authority, Inc. (the “FINRA”) announced the Forward Split with an Effective Date of September 25, 2018 and a Pay Date of September 24, 2018. In connection with the Forward Split, no fractional shares are necessary to be issued, and stockholders do not need to present certificates for exchange. The Forward Split will be payable directly to each stockholder by the issuance of shares representing the split differential.

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). The closing of the Shanzhiling Acquisition is subject to customary terms and conditions, including, but not limited to, completion of due diligence, negotiation and execution of definitive transaction documents between the parties and the delivery of audited and unaudited financial statements of the Target as required under applicable rules of the Securities and Exchange Commission. In addition, completion of the transaction is subject to approval by our Board.

On October 18, 2018, the Company entered into a non-binding memorandum of cooperation with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”), a Chinese industrial agricultural chain enterprise, and on October 19, 2018, the Company entered into a non-binding letter of intent with Ditiantai. Pursuant to the two documents, the Company agreed to acquire 51% of the outstanding capital of Ditiantai subject to certain adjustment provisions (the “Ditiantai Acquisition”).

The closing of the Ditiantai Acquisition is subject to customary terms and conditions, including, but not limited to, completion of due diligence, negotiation and execution of definitive transaction documents between the parties and the delivery of audited and unaudited financial statements of the Target as required under applicable rules of the Securities and Exchange Commission. In addition, completion of the transaction is subject to approval by our Board.

On January 17, 2019, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on November 16, 2017, and an indirect wholly owned subsidiary of the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual with an address at No. 68 Chengde South Road, Qingpu District, Huaian City, Jiangsu Province, the PRC, and who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”), whereby Mr. Xu transferred 60% of the equity interests of Kangzi to JSEL as a gift. Kangzi owns no assets and conducts no business operation of its own.

On March 15, 2019, the Company, with the approval of the Board, entered into a Share Cancellation Agreement (the “Share Cancellation Agreement”) with Mr. Ban Siong Ang, the President, Chief Executive Officer, and Chairman of the Board of the Company. Pursuant to the Share Cancellation Agreement, the Company and Mr. Ang agreed to cancel 109,006,861 shares of Common Stock previously issued to Mr. Ang.

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2018 and 2017, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31
	2018	2017
Cash and cash equivalents	$37,555	$-
Total current assets	$58,879	$-
Total assets	$58,879	$-
Accounts payable and accrued expenses	$16,628	$12,813
Related party payable	$279,464	$41,300
Total current liabilities	$296,115	$54,113
Total liabilities	$296,115	$54,113
Accumulated deficit	$(18,421,319)	$(18,173,542)
Total stockholders’ deficit	$(237,236)	$(54,113)

As of December 31, 2018, we had assets of $58,879, which consisted of $37,555 in cash and $21,324 in other receivables; we had liabilities of $296,115, which consisted of $16,628 in accounts payable, $23 in other taxes payables, and $279,464 in related party payables; we had an accumulated deficit of $18,421,319. As of December 31, 2017, we had no assets, our liabilities totaled $54,113, and our accumulated deficit totaled $18,173,542. Additionally, as a result of the Company having no operations and no cash, during the fiscal year ended December 31, 2018, related parties paid expenses totaling $279,464 to vendors for accounting, auditing, consulting, and SEC filing services.

As for the SPA of April 18, 2018, $52,087 for purchaser expenses related to the SPA has been recorded as additional paid-in capital.

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2018 and 2017 and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Following the Liquidation on December 28, 2016, the Company became a shell company without any significant assets or operations.

	Fiscal Year ended December 31,
	2018	2017
Revenues, net	$-	$-
Total operating expenses	247,777	54,113
Loss from operations	(247,777)	(54,113)
Total other income (expense)	-	-
Income tax	-	-
Net loss	$(247,777)	$(54,113)
Basic net loss per share	$(0.00)	$(0.00)

We had no revenues and no operations in the fiscal years ended December 31, 2018 and 2017. Our expenses during the fiscal year ended December 31, 2018, were $247,777, as compared to $54,113 for the fiscal year ended December 31, 2017. The increase in the expenses was mainly due to the events related to the SPA in April 2018, which has been disclosed above. We will, in all likelihood, sustain operating expenses without corresponding revenues, as we identify and determine the operational direction of the Company. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans.

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

Off-balance sheet arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 15 of this Report, are included in this Report.

ITEM 9.	CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

a) Dismissal of Previous Independent Registered Public Accounting Firm

On October 29, 2018, the Board dismissed Haynie & Company (“Haynie”) as the registrant’s independent registered public accounting firm. The auditor’s report of Haynie on the Company’s consolidated financial statements as of and for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the subsequent interim period preceding the dismissal of Haynie, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Haynie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Haynie would have caused Haynie to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of this disclosure to Haynie and have requested that Haynie furnish us with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether such firm agrees with the above statements or, if not, stating the respects in which it does not agree. We received the requested letter from Haynie, and a copy of the letter was filed.

(b) Engagement of New Independent Registered Public Accounting Firm

On October 29, 2018, the Board approved the engagement of WWC, Professional Corporation (“WWC”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2018.

During the two most recent fiscal years and through the subsequent interim period preceding WWC’s engagement, the Company has not consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates because of a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Ban Siong Ang	45	Chairman of the Board, Chief Executive Officer, and President
Hung Seng Tan	58	Executive Director
Wendy Wei Li	34	Chief Financial Officer
Kwee Huwa Tan	56	Director

Mr. Ban Siong Ang has been our Chairman of the Board, Chief Executive Officer, and President since April 18, 2018. Mr. Ang was appointed as the Group CEO and Managing Director of HEYU Leisure Holidays Corporation (“HEYU Leisure”) in 2014. He also served as interim CFO of HEYU Leisure prior to the joining of new CFO. He graduated from the University of Southern Queensland, Australia, in 1998 and completed his Doctor of Philosophy in International Finance (Honoris Causa) from Gideon Robert University in 2017. Upon his graduation from the University of Southern Queensland, he started his career and worked as Senior Officer in Bursa Malaysia Depository Sdn Bhd (formerly known as Kuala Lumpur Stock Exchange) between 1998 and 2004. From 2004 to 2009, he served as the Director and principal consultant for Golden Design Renovation and Construction Sdn Bhd. Between 2010 and 2011, he served as General Manager and Directors for E-World Films Production Limited, Big Mine (Hong Kong) Private Limited and Asia Morgan Foundation Financial Ltd. In 2012, he founded Heyu Group of Companies in China, Hong Kong, and Malaysia. Heyu Group of Companies are engaged in Leisure and Hotels management, club membership, Biotechnology, Finance and Investment, Food & Beverage, Brand Franchising, Advance Entertainment Technology, Event Management, Property Development and Management, land & real estate property development, etc. He is responsible in the formulation and implementation of the Heyu Group of Companies’ corporate strategies as well as in charge of the corporate finance and investment management aspects of the Group due to his acute knowledge with rich experience, strong commitment, innovative and dynamic personality. He obtained a few Professional Institution Fellowship recognitions from the United Kingdom and also as a member of “The Academic Council on the United Nations System (ACUNS)” in Canada. In view of Mr. Ang humanitarian contributions, he was certified as ASRIA CSR-CAP in recognizing his outstanding contributions to establish, promote and protect humanity, Peace, Culture Human resource development and Education for the well-being of human society through volunteerism. He was also bestowed the Royal Orders from the State of Pahang in Malaysia.

Mr. Hung Seng Tan has been our Executive Director since April 18, 2018, Mr. Tan was appointed as an Executive Director of HEYU Leisure in 2014. Between March 1980 and February 1984, he worked at Hotels and Restaurants in the United States of America. In June 1984, he started his own business venture in Malaysia and served as the Managing Director of Mesin Engineering Sdn Bhd in the field of quarry construction and trading business. Mr. Tan is a prominent hands-on specialist in town with 30 years’ experience in the quarry business (river and marine sand exploratory) and also in earthworks construction project to which he has completed a few important infrastructure projects in Malaysia since 1984. He has been sitting on the Board of Directors of Mesin Engineering Sdn Bhd and Hang Seng Constructions in Malaysia since 1984. Mr. Tan’s individual qualifications and skills that led to the conclusion that he should serve as the Executive Director of our Company.

Ms. Wendy Wei Li has been our Chief Financial Officer since April 18, 2018. She is a certified public accountant in Australia and a member of Certified Public Accountant Australia. She previously worked as a consultant in public practice accounting firm, focusing on the function of assurance and risk & control, providing services covering from audit, internal control advice and SOX compliance, to both public and private companies from December 2006 to December 2011. In January 2012, she joined one of the China’s top 3 Public Relation Companies as a Senior Financial Controller till December 2016. From January 2017 to March 2018, she worked as the Chief Financial Officer of Ascent Capital Communications Corporation. She held a bachelor’s degree in business from Queensland University of Technology.

Ms. Kwee Huwa Tan has been our director since October 12, 2018. She is a sales & marketing expert with a strong entrepreneurial spirit. She is the founder and Chief Executive Officer of Isbel Beauty Centre, a provider of primer skin care products, since its incorporation in 2012. Ms. Tan has also served as the Chief Advisor to Heyu Biological Technology Corporation (Xiamen) since 2013, where she was tasked with developing networking opportunities, analyzing profitability of products and market potentials, and cultivating prospective clients. Ms. Tan has also served as a director of Heyu Leisure and a member of its Nominating and Compensation Committee since 2017.

Departure and Appointment of Certain Officers

On April 18, 2018, as a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Mr. Ban Siong Ang and Mr. Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

On October 12, 2018, Ms. Kwee Huwa Tan was appointed to the Board to serve as a director of the Company.

Committees of the Company’s Board of Directors

We do not have a standing nominating, compensation, or audit committee. Rather, our full Board performs the functions of these committees. We do not believe it is necessary for our Board to appoint such committees because the volume of matters that come before our Board for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Our Executive Director, Mr. Tan, is the brother in law of our Chairman of the Board, Chief Executive Officer, and President, Mr. Ang. None of the other directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of these reports furnished to us and written representations from such directors, executive officers, and stockholders with respect to the period from January 1, 2018, through December 31, 2018, we noticed that our Chief Financial Officer, Ms. Wendy Wei Li, and our director, Ms. Kwee Huwa Tan, did not file the required Section 16(a) reports on a timely basis.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct, and securities laws are adequate ethical guidelines. In the event that our operations, employees, and directors expand in the future, we may take actions to adopt a formal Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2018 and 2017 for the Company.

Name and		Salary		Bonus	Stock Option Awards	Stock Awards	All Other Compensation	Total
Principal Position	Year	($)		($)	($)	(#)	($)	($)
Ban Siong Ang, Chief Executive Officer and President(1)	2018		$0	0	0	0	0		$0
	2017	$	N/A	N/A	N/A	N/A	N/A	$	N/A

Wendy Wei Li, Chief Financial Officer(2)	2018		$25,500	0	0	0	0		$25,500
	2017	$	N/A	N/A	N/A	N/A	N/A	$	N/A

Dan Masters, President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board(3)	2018		$0	0	0	0	0		$0
	2017		$0	0	0	0	100,000		$100,000

(1)	Mr. Ang has served as the Chief Executive Officer and President of the Company since April 18, 2018.
(2)	Ms. Li has served as the Chief Financial Officer of the Company since April 18, 2018.
(3)	Mr. Masters served as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board until April 18, 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Compensation of Directors

For the fiscal year ended December 31, 2018, none of the members of our Board received compensation for their services as directors. We do not currently have an established policy to provide compensation to members of our Board for their services in that capacity.

Option Plan

We currently do not have a Stock Option Plan. However, we may to issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, and members of the Board and consultants of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this Report, and by the officers and directors, individually and as a group. Unless otherwise indicated, the address for the beneficial owners listed below is 4th Floor, No. 10 Building, Xinglin Bay Business Operation Center, Jimei District, Xiamen City, Fujian Province, China 361022.

Name and Address of Beneficial Owner(1)	Title of Class	Amount(2)	Percent of Class(3)

Directors and named Executive Officers
Ban Siong Ang	Common Stock	912,044,839	88.337%

Hung Seng Tan	Common Stock	50,000,000	4.843%

Wendy Wei Li	Common Stock	-	0%

Kwee Huwa Tan EW15-5, Regency Condo, Jalan Pelangi, 41300 Klang, Selangor, Malaysia	Common Stock	8,000,000	0.775%

All Directors and executive officers as a group (four persons)	Common Stock	970,044,839	93.955%

5% Security Holders
N/A

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) The number of shares of Common Stock reflect the 100-for-1 forward stock split effective on September 25, 2018.

(3) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

Following the SPA in April 2018, the Company has no actual operations, but has set up corporate structure and subsidiary companies. Expenses occurred during this period mainly include auditing, consulting, and legal advisory expenses, government registration expenses, and payrolls for administrations. A related party paid for all expenses on behalf of the Company totaling $279,464 for the year ended December 31, 2018.

In June 2017, a total of 100,000,000 shares of Common Stock were issued to Daniel Masters, the Company’s then sole officer and director and majority shareholder. This transaction valued the common stock at par value, or $0.001 per share.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2018 and 2017:

	2018	2017

Audit Fees	$9,500	$18,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	36,175	-

Total	$45,675	$18,000

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2018 and 2017, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC and Haynie.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

		Reports of Independent Registered Public Accounting Firms	F-2

		Consolidated Balance Sheets	F-4

		Consolidated Statements of Operations and Comprehensive Loss	F-5

		Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6

		Consolidated Statements of Cash Flows	F-7

		Notes to Consolidated Financial Statements	F-8

	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

Exhibit	Exhibit Description

3.1(1)	Articles of Incorporation
3.2(2)	Certificate of Amendment
3.3(3)	Certificate of Amendment
3.4(4)	Certificate of Amendment
3.5(5)	By-Laws
3.6(6)	First Amendment to the By-Laws
10.1(7)	Stock Purchase Agreement by and among Pacific WebWorks, Inc., Ban Siong Ang, and Dan Masters dated April 18, 2018
10.2(8)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
16.1(9)	Letter from Haynie & Company dated October 29, 2018
21.1*	Subsidiaries
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on April 20, 2018, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 1, 2018, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities, on March 28, 2019.

/s/ Wendy Wei Li
Name: Wendy Wei Li Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kwee Huwa Tan
Name: Kwee Huwa Tan Director

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Heyu Biological Technology Corporation (f/k/a Pacific Webworks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heyu Biological Technology Corporation (f/k/a Pacific Webworks, Inc.) (the Company) as of December 31, 2018, and the related consolidated statement of income and comprehensive loss, statement of changes in stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, California

March 28, 2019

We have served as the Company’s auditor since 2018.

Certified Public Accountants (a professional corporation)

50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heyu Biological Technology Corporation (f/k/a Pacific WebWorks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heyu Biological Technology Corporation (f/k/a Pacific WebWorks, Inc.), Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company
Haynie & Company
We have served as the Company’s auditor since 2015. Salt Lake City, Utah
January 24, 2018

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$37,555	$-
Other receivables	21,324	-
Total current assets	58,879	-

Total Assets	$58,879	$-

LIABILITIES AND STOCKHOLDERS’ DEFICT

Current Liabilities
Accounts payable and accrued expenses	$16,628	$12,813
Income tax and other taxes payable	23	-
Related party payables	279,464	41,300
Total current liabilities	296,115	54,113

Commitments and Contingencies

Stockholders’ Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,141,472,861 and 32,466,000 shares issued and outstanding respectively as of December 31, 2018 and December 31, 2017, respectively)	1,141,473	32,466
Shares to be cancelled	(109,007)	-
Additional paid-in capital	17,149,050	18,086,963
Accumulated other comprehensive income	2,567	-
Accumulated deficit	(18,421,319)	(18,173,542)
Total stockholders’ deficit	(237,236)	(54,113)

Total Liabilities and Stockholders’ Deficit	$58,879	$-

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2018	2017

Revenue	$-	$-

Operating expenses	247,777	54,113

Loss on operations before income taxes	(247,777)	(54,113)

Income tax expense	-	-

Net Loss	(247,777)	(54,113)

Other Comprehensive Loss
Foreign currency translation adjustment	(2,567)	-

Total Comprehensive Loss	$(250,344)	$(54,113)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	758,974,259	32,466,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(247,777)	$(54,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities:
Other receivables	(21,324)	-
Accounts payable and accrued liabilities	3,815	12,813
Income tax and other taxes payable	23	-
Net cash used by operating activities	(265,263)	(41,300)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	300,251	41,300
Net cash used in financing activities	300,251	41,300

Effect of exchange rate changes on cash	2,567	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,555	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,555	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash activities:
Shares issued for repayment of debt	$10,000	-
Related party forgiveness of debt	$52,087	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

Consolidated Statements of Stockholders’ Deficit

	Common Stock				Accumulated
	Number		Shares	Additional	Other		Total
	of	Par	to be	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Value	cancelled	Capital	Income	Deficit	Deficit

Balance at January 1, 2017	49,713,895	$49,714	$-	$18,069,715	$-	$(18,119,429)	$-
1 for 464 reverse split	(49,606,753)	(49,607)	-	49,607	-	-	-
1 for 100 split	10,807,134	10,807	-	(10,807)	-	-	-
Issuance of warrants with convertible debt	-	-	-	-	-	-	-
Common stock issued on June 20, 2017	21,551,724	21,552	-	(21,552)	-	-	-
Loss for the year	-	-	-	-	-	(54,113)	(54,113)
Balance at December 31, 2017	32,466,000	$32,466	$-	$18,086,963	$-	$(18,173,542)	$(54,113)
Common stock issued April 13, 2018	1,000,000,000	1,000,000	-	(990,000)	-	-	10,000
Common stock issued October 17, 2018	109,006,861	109,007	-	-	-	-	109,007
Shares to be cancelled	-	-	(109,007)	-	-	-	(109,007)
Foreign currency translation adjustment	-	-	-	-	2,567	-	2,567
Waiver of debt by prior shareholder	-	-	-	52,087	-	-	52,087
Loss for the year	-	-	-	-	-	(247,777)	(247,777)
Balance at December 31, 2018	1,141,472,861	$1,141,473	$(109,007)	$17,149,050	$2,567	$(18,421,319)	$(237,236)

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Notes to consolidated financial statements

December 31, 2018 and 2017

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Heyu Biological Technology Corporation (the “Company” or “we”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses. On February 23, 2016, the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016 the Company proposed a Plan of Liquidation and on November 28, 2016, the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016, all assets and liabilities of the Company were transferred to the Liquidating Trust. The Company currently has no business operations.

On March 12, 2018, the Board of Directors of the Company (the “Board”), with the consent of the majority shareholder, approved a 1-for-464 reverse stock split. On April 11, 2018, the reverse split became effective.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”). As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors (the “Board”). This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of Common Stock from 150,000,000 to 2,000,000,000.

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100-for-1 forward stock split. The total issued and outstanding shares of Common Stock has been increased from 10,324,660 to 1,032,466,000 shares, with the par value unchanged at $0.001.

On September 25, 2018, the Financial Industry Regulatory Authority, Inc. (“FINRA”) announced the Forward Split with an Effective Date of September 25, 2018 and a Pay Date of September 24, 2018. In connection with the Forward Split, no fractional shares are necessary to be issued, and stockholders do not need to present certificates for exchange. The Forward Split will be payable directly to each stockholder by the issuance of shares representing the split differential.

During 2018, the Company established the following subsidiaries: (1) HP Technology Limited (“HPTL”), a British Virgin Islands business company incorporated on September 20, 2018 and (2) Heyu Healthcare Technology Limited (“HHTL”), a Hong Kong company incorporated on March 29, 2018. Further, on November 5, 2018, the Company acquired the following subsidiary: Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on November 16, 2017.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

As of December 31, 2018, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
HP Technology Limited (“HPTL”)	British Virgin Islands	100%

Heyu Healthcare Technology Limited (“HHTL”)	Hong Kong	100%

Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”)	P.R.C.	100%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC and Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC, or Hong Kong.

Foreign Currency

Beginning in 2018, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the years ended December 31, 2018 and 2017.

	As of December 31, 2018	Average of Year Ended December 31, 2018
RMB: US$ exchange rate	6.8764	6.6146
HKD: US$ exchange rate	7.8312	7.8370

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

General and administrative costs

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes. Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry-forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

The Company adopted ASC Topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Capital Structure

The Company currently has 2,000,000,000 shares authorized of $0.001 par value common stock, with 1,141,472,861 shares issued and outstanding as of December 31, 2018, and 32,466,000 shares issued and outstanding as of December 31, 2017.

Earnings (loss) per share

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2018 and 2017, there were no potentially dilutive shares.

	Year ended December 31,
	2018	2017
Statement of Operations Summary Information:
Net loss	$(247,777)	$(54,113)
Weighted-average common shares outstanding - basic and diluted	758,974,259	32,266,000
Net loss per share, basic and diluted	$0.00	$0.00

NOTE 2 – GOING CONCERN

During the year ended December 31, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $18,421,319, and working capital deficit of $237,236 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources. If the Company is unable to raise capital from external sources when required, there would be a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking an operating company with which to merge or acquire. In the foreseeable future, the Company will rely on related parties such as its controlling shareholder, to provide advances to funds general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of December 31, 2018	As of December 31, 2017

Bank Deposits-China & HK	$37,555	$-
	$37,555	$-

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of December 31, 2018	As of December 31, 2017

Fujian Shanzhiling Biological Technology Co., Ltd.	$21,324	$-

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As the date of this Report, the Company has not entered into any definitive agreements related to the Shanzhiling Acquisition, Other receivable contains payments made on behalf of the acquirer during fiscal year ended December 31, 2018.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31, 2018	As of December 31, 2017

Accrued payroll	7,589	-
Other Payables	9,039	12,813
	$16,628	$12,813

Accrued payroll includes all company employee payroll liabilities as of December 31, 2018, and other payables contains employee reimbursements.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company’s prior President paid $41,300 on behalf of the Company to vendors for accounting, auditing, and SEC filing services required to complete the annual and quarterly reports of the Company which had been delayed because of the Company’s bankruptcy. As such, a related party payable was recorded in the amount of $41,300 as of December 31, 2017, which is non-interest bearing and due on demand.

Prior to the SPA of April 18, 2018, the outstanding amount of $62,087 due to the prior related party was reduced by $10,000 related to the issuance of 1,000,000,000 shares on April 13, 2018. The remaining balance of $52,087 was cancelled as a result of the SPA dated April 18, 2018 and was recorded as contributed capital.

Following the SPA in April 2018, the Company has no actual operations, but has set up corporate structure and subsidiary companies. Expenses occurred during this period mainly include auditing, consulting, and legal advisory expenses, government registration expenses, and payrolls for administrations. A related party paid for all expenses on behalf of the Company totaling $279,464 for the year ended December 31, 2018. As such, a related party payable was recorded in the amount of $279,464 as of December 31, 2018 which is non-interest bearing and due on demand.

A director of the Company provides the property for the use by the Company without charge.

NOTE 7 – EQUITY

On June 19, 2017, the Company amended its Articles of Incorporation to increase its authorized common shares from 50,000,000 to 150,000,000.

On June 20, 2017, the Company’s control was purchased from the bankruptcy trustee for $25,000 and the Company issued 21,551,724 shares of its common stock to its prior President. No proceeds were received by the Company for the issuance of shares.

On March 12, 2018, the Board of Directors, with the consent of the majority shareholder, voted for a 1-for-464 reverse stock split. On April 11, 2018 the reverse split became effective.

On April 13, 2018, 1,000,000,000 shares were issued to a prior related party as a repayment of debt.

On April 18, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”). As a result of the SPA, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT.

On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of Common Stock from 150,000,000 to 2,000,000,000.

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100-for-1 forward stock split. The total issued and outstanding shares of Common Stock has been increased from 10,324,660 to 1,032,466,000 shares, with the par value unchanged at $0.001.

In October 2018, the controlling stockholder of the Company, Mr. Ban Siong Ang, entered into a series of share transfer agreements (the “Share Transfer Agreements”) with certain buyers (the “Buyers”). Pursuant to the Share Transfer Agreements, an aggregate of 109,006,861 shares of Common Stock were issued to the Buyers, but the cancellation of the 109,006,861 shares of Common Stock held by Mr. Ang was still in process as of December 31, 2018. The cancellation of those shares held by Mr. Ang was subsequently completed on March 20, 2019, pursuant to a Share Cancellation Agreement dated March 15, 2019, by and between the Company and Mr. Ang.

Unless otherwise indicated, all common share amounts and per share amounts in the financial statements and disclosures have been presented giving effect to the 1-for-464 reverse split that became effective on April 11, 2018, and the 100-for-1 forward stock split that became effective on September 11, 2018.

NOTE 8 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

Heyu Healthcare Technology Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. Since Heyu Healthcare Technology Limited had no taxable income during the reporting period, it has not paid Hong Kong profits taxes. Heyu Healthcare Technology Limited has not recognized an income tax benefit for its operating losses in Hong Kong because the Company does not expect to commence active operations in Hong Kong.

The Company plans to conduct its major operations in the PRC through Jiashierle (Xiamen) Healthcare Technology Co., Ltd., and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%. The Company has not paid PRC profits taxes, since it had no taxable income during the reporting period.

NOTE 9 – SUBSEQUENT EVENTS

On January 17, 2019, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a wholly-owned subsidiary of the Company and a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on November 16, 2017, entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual with an address at No. 68 Chengde South Road, Qingpu District, Huaian City, Jiangsu Province, the PRC, and who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”), whereby Mr. Xu transferred 60% of the equity interests of Kangzi to JSEL as a gift. Kangzi owns no assets and conducts no business operation of its own.