Form 10-Q
period 2019-03-31
Heyu Biological Technology Corp
filed 2019-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares as of May 15, 2019.

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

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$98,493	$37,555
Other receivables	24,499	21,324
Inventory	17,821	-
Total current assets	140,813	58,879

Total Assets	$140,813	$58,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$19,136	$16,628
Income tax and other taxes payable	4	23
Related party payables	406,475	279,464
Total current liabilities	425,615	296,115

Commitments and Contingent Liabilities

Stockholders' Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,141,472,861 shares issued and outstanding respectively as of March 31, 2019 and December 31, 2018, respectively)	1,032,466	1,141,473
Shares to be cancelled	-	(109,007)
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	3,494	2,567
Accumulated deficit	(18,469,185)	(18,421,319)
Stockholders' equity - HYBT and Subsidiaries	(284,175)	(237,236)
Noncontrolling interests in subsidiaries	(627)	-
Total stockholders' deficit	(284,802)	(237,236)

Total Liabilities and Stockholders' Deficit	$140,813	$58,879

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue, net	$21,932	$-

Cost of Revenue	$12,873	$-

Gross Profit	$9,059	$-

Operating expenses
Selling expenses	1,393
Administrative expenses	56,162	8,910
Total operating expenses	57,555	(8,910)

Loss on operations	(48,496)	(8,910)

Other Income (Expenses)	4

Loss on operations before income taxes	(48,492)	(8,910)

Income tax expense	-	-

Net Loss	$(48,492)	$(8,910)
Loss attributable to noncontrolling interests	(627)	-
Net loss attributable to HYBT shareholders	(47,865)	(8,910)

Other Comprehensive Income
Foreign currency translation adjustment	927	-
Total Comprehensive Loss	$(46,938)	$(8,910)
Total comprehensive income attributable to noncontrolling interests	(8)	-
Total comprehensive loss attributable to HYBT shareholders	(46,946)	(8,910)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,045,789,061	32,466,000

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,492)	$(8,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	-	-
Other receivables	(3,175)	-
Inventory	(17,821)
Accounts payable and accrued liabilities	2,508	(4,240)
Income tax and other taxes payable	(19)	-
Net cash (used in)/provided from operating activities	(66,999)	(13,150)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	127,010	13,150
Net cash (used in)/provided from financing activities	127,010	13,150

Effect of exchange rate changes on cash	927	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,938	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,555	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,493	$-

Supplementary information

Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

On April 18, 2018, the Company entered into a Share Purchase Agreement with Mr. Ban Siong Ang and Mr. Dan Masters, pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Mr. Masters for an aggregate purchase price of $335,000 (the “Share Purchase”). As a result of the Share Purchase Agreement, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

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

During 2018, the Company established the following subsidiaries: (1) HP Technology Limited, a British Virgin Islands business company incorporated on September 20, 2018 and (2) Heyu Healthcare Technology Limited, a Hong Kong company incorporated on March 29, 2018. Further, on November 5, 2018, the Company acquired the following subsidiary: Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on November 16, 2017.

On January 17, 2019, JSEL entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual with an address at No. 68 Chengde South Road, Qingpu District, Huaian City, Jiangsu Province, the PRC, and who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”). JSEL received 60% of the outstanding equity interest of Kangzi from Mr. Xu for the purpose of developing a joint venture in the business of selling medical equipment. It was the parties’ intention that JSEL would fund the operations of Kangzi in proportion to its equity interest in Kangzi. At the time of the share transfer, Kangzi owned no assets and conducted no business operation of its own.

In March 2019, the Company entered into a Raspberry Purchase Agreement and a Raspberry Juice Processing Agreement with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”). Pursuant to these two agreements, the Company purchased six tons of raspberry from Ditiantai, which were processed by Ditiantai into raspberry juice and delivered to the Company. The Company then sold the raspberry juice to a corporate buyer and five individual buyers. The Company, however, does not plan to engage in the business of selling raspberry juice in the long term, and is still identifying and considering its operational direction.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2018 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2018.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2018.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2019, the details of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	The PRC	100%

Kangzi	The PRC	60%

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

Inventories

Inventories are stated at the lower of cost or market value. The Company applies the weighted average cost method to its inventory.

Foreign Currency

For fiscal year 2019, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the three months ended March 31, 2019 and 2018.

	As of
	March 31, 2019	December 31, 2018
RMB: US$ exchange rate	6.7111	6.8764

	Three months ended March 31,
	2019	2018
RMB: US$ exchange rate	6.7464	6.2801

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

(Unaudited)

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

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of March 31, 2019, and 1,141,472,861 shares issued and outstanding as of December 31, 2018.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of March 31, 2019, and December 31, 2018, there were no potentially dilutive shares.

	For the Three Months Ended March 31,
	2019	2018
Statement of Operations Summary Information:
Net loss	$(48,492)	$(8,910)
Weighted-average common shares outstanding - basic and diluted	1,045,789,061	32,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the three months ended March 31, 2019, the Company had been unable to generate cash flows sufficient to support its operations and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $18,469,185 and working capital deficit of $284,802 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of March 31, 2019	As of December 31, 2018

Bank Deposits-China & HK	$50,066	$37,555
Cash on hand	48,427	-
	$98,493	$37,555

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of March 31, 2019	As of December 31, 2018

Fujian Shanzhiling Biological Technology Co., Ltd.	$24,499	$21,324

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As the date of this Report, the Company has not entered into any definitive agreements related to the Shanzhiling Acquisition, Other receivable contains payments made on behalf of the acquirer as of March 31, 2019.

NOTE 5 – INVENTORY

Inventory consists of the following:

	As of March 31, 2019	As of December 31, 2018

Raw materials	9,834	-
Finished goods	7,987	-
	$17,821	$-

No impairment was provided for the inventories as of March 31, 2019.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of March 31, 2019	As of December 31, 2018

Accrued payroll	14,977	7,589
Other Payables	4,159	9,039
	$19,136	$16,628

Accrued payroll includes all company employee payroll liabilities as of March 31, 2019, and other payables contains employee reimbursements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2019, and December 31, 2018, the Company owed related parties $406,475 and $279,464, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a related party. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 8 – EQUITY

The Company recorded the following equity transactions during the quarter ended March 31, 2019:

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

 The Company recorded the following equity transactions during the year ended December 31, 2018:

On March 12, 2018, the Board of Directors, with the consent of the majority shareholder, voted for a 1-for-464 reverse stock split. On April 11, 2018 the reverse split became effective.

On April 13, 2018, 1,000,000,000 shares were issued to a prior related party as a repayment of debt.

On April 18, 2018, the Company entered into a Share Purchase Agreement with Mr. Ban Siong Ang and Mr. Dan Masters, pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of Common Stock from Mr. Masters for an aggregate purchase price of $335,000. As a result of the Share Purchase Agreement, the Company accepted the resignation of Mr. Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

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

(Unaudited)

NOTE 9 – INCOME TAXES

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

The Company plans to conduct its major operations in the PRC through JSEL, and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%. The Company has not paid PRC profits taxes, since it had no taxable income during the reporting period.

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

On April 18, 2018, the Company entered into a Share Purchase Agreement with Mr. Ban Siong Ang and Mr. Dan Masters, pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of Common Stock from Mr. Masters for an aggregate purchase price of $335,000. As a result of the Share Purchase Agreement, the Company accepted the resignation of Mr. Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation was given in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

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

On January 17, 2019, JSEL, entered into the Share Transfer Agreement with Mr. Xu, whereby JSEL received 60% of the outstanding equity interest of Kangzi from Mr. Xu for the purpose of developing a joint venture in the business of selling medical equipment. It was the parties’ intention that JSEL would fund the operations of Kangzi in proportion to its equity interest in Kangzi. At the time of the share transfer, Kangzi owned no assets and conducted no business operation of its own.

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

In March 2019, the Company entered into a Raspberry Purchase Agreement and a Raspberry Juice Processing Agreement with Ditiantai. Pursuant to these two agreements, the Company purchased six tons of raspberry from Ditiantai, which were processed by Ditiantai into raspberry juice and delivered to the Company. The Company then sold the raspberry juice to a corporate buyer and five individual buyers. The Company, however, does not plan to engage in the business of selling raspberry juice in the long term, and is still identifying and considering its operational direction.

Liquidity and Capital Resources

As of March 31, 2019, we had assets of $140,813, which consisted of $98,493 in cash, $24,499 in other receivables, and $17,821 as inventory; we had liabilities of $425,615, which consisted of $19,136 in accounts payable, $4 in taxes payable, and $406,475 in related party payables; we had an accumulated deficit of $18,469,185. As of December 31, 2018, we had assets of $58,879 and liabilities of $296,115 and our accumulated deficit totaled $18,421,319. Additionally, as the Company started its operation in mid-March 2019, related parties paid expenses totaling $127,011 to vendors for accounting, auditing, consulting, SEC filing services, and all other operating expenses.

Results of Operations

Following the Liquidation on December 28, 2016, we became a shell company without any significant assets or operations.

We started operations in March 2019, and had no revenues or operations for the same period in 2018. Our revenues during the three months ended March 31, 2019, were $21,932, and the cost of revenue was $12,873, as compared to nil and nil for the same three months period ended March 31, 2018, respectively. The increase in revenues and cost of revenue was due to our sale of raspberry juice in March 2019. We had incurred selling expenses of $1,393 and administrative expenses of $56,162 during the three months ended March 31, 2019, as compared to selling expenses of nil and administrative expenses of $8,910 for the same period in 2018, respectively. The increase in the expenditure was mainly due to employee wages and salary expenses, auditing, and other day-to-day operation related expenses. We will, in all likelihood, incur operating expenses without sufficient revenues, as we identify and determine the operational direction of the Company. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $18,469,185 and a net loss of $48,492 for the three months ended March 31, 2019. It is relying on advances from its officer and director to meet its limited operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3 QUANTITATIVE AND QUALITATIVE ABOUT MATERIAL RISKS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation
3.2 (2)	Certificate of Amendment
3.3 (3)	Certificate of Amendment
3.4(4)	Certificate of Amendment
3.5(5)	By-Laws
3.6(6)	First Amendment to the By-Laws
10.1(7)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
Dated: May 15, 2019	Title:	Chief Executive Officer

	By:	/s/ Wendy Wei Li
	Name:	Wendy Wei Li
Dated: May 15, 2019	Title:	Chief Financial Officer