Form 10-Q/A
period 2019-03-31
Heyu Biological Technology Corp
filed 2019-06-06
CIK 1086303

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Heyu Biological Technology Corporation for the quarterly period ended March 31, 2019, originally filed on May 15, 2019 (the “Original Form 10-Q”), is being filed solely to insert Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited) on page 4.

Except for the item described above, this Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that have occurred subsequently to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to the Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue, net	$21,932	$-

Cost of Revenue	$12,873	$-

Gross Profit	$9,059	$-

Operating expenses
Selling expenses	1,393
Administrative expenses	56,162	8,910
Total operating expenses	57,555	8,910

Loss on operations	(48,496)	(8,910)

Other Income (Expenses)	4

Loss on operations before income taxes	(48,492)	(8,910)

Income tax expense	-	-

Net Loss	$(48,492)	$(8,910)
Loss attributable to noncontrolling interests	(627)	-
Net loss attributable to HYBT shareholders	(47,865)	(8,910)

Other Comprehensive Income
Foreign currency translation adjustment	927	-
Total Comprehensive Loss	$(46,938)	$(8,910)
Total comprehensive income attributable to noncontrolling interests	(8)	-
Total comprehensive loss attributable to HYBT shareholders	(46,946)	(8,910)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,045,789,061	32,466,000

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance on January 1, 2018	150,642,240	150,642	-	17,968,787	-	(18,173,542)	-	(54,113)

1 for 464 reverse split	(150,317,580)	(150,318)	-	150,318	-	-	-	-
1 for 100 split	32,141,340	32,141	-	(32,141)	-	-	-	-
Loss for the period	-	-	-	-	-	(8,910)	-	(8,910)

Balance on March 31, 2018	32,466,000	$32,466	$-	$18,086,963	$-	$(18,182,452)	$-	$(63,023)

	Common Stock
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance on January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	927	-	-	927
Loss for the period	-	-	-	-	-	(47,866)	(627)	(48,493)

Balance on March 31, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$3,494	$(18,469,185)	$(627)	$(284,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation
3.2 (2)	Certificate of Amendment
3.3 (3)	Certificate of Amendment
3.4(4)	Certificate of Amendment
3.5(5)	By-Laws
3.6(6)	First Amendment to the By-Laws
10.1(7)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q/A and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
Dated: June 6, 2019	Title:	Chief Executive Officer

	By:	/s/ Wendy Wei Li
	Name:	Wendy Wei Li
Dated: June 6, 2019	Title:	Chief Financial Officer