Form 10-Q
period 2019-06-30
Heyu Biological Technology Corp
filed 2019-08-12
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000  shares as of August 12, 2019.

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and cash equivalents	$156,435	$37,555
Other receivables	10,406	21,324
Advances to suppliers	63,068
Inventory	187,500	-
Total current assets	417,409	58,879

Total Assets	$417,409	$58,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$54,743	$16,628
Income tax and other taxes payable	23	23
Related party payables	787,679	279,464
Total current liabilities	842,445	296,115

Commitments and Contingent Liabilities

Stockholders’ Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,141,472,861 shares issued and outstanding respectively as of March 31, 2019 and December 31, 2018, respectively)	1,032,466	1,141,473
Shares to be cancelled	-	(109,007)
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	5,759	2,567
Accumulated deficit	(18,593,843)	(18,421,319)
Stockholders’ equity - HYBT and Subsidiaries	(406,568)	(237,236)
Noncontrolling interests in subsidiaries	(18,468)	-
Total stockholders’ deficit	(425,036)	(237,236)

Total Liabilities and Stockholders’ Deficit	$417,409	$58,879

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue, net	$27,998	$-	$49,930	$-

Cost of Revenue	$15,399	$-	$28,272	$-

Gross Profit	$12,599	$-	$21,658	$-

Operating expenses
Selling expenses	(8)	-	1,385	-
Administrative expenses	153,540	12,931	209,702	21,841
Total operating expenses	153,532	12,931	211,087

Loss on operations	(140,933)	(12,931)	(189,429)	(21,841)

Other Income(Expenses)	(1,341)	-	(1,337)

Loss on operations before income taxes	(142,274)	(12,931)	(190,766)	(21,841)

Income tax expense	-	-	-	-

Net Loss	$(142,274)	$(12,931)	$(190,766)	$(21,841)
Loss attributable to noncontrolling interests	(17,616)	-	(18,242)	-
Net loss attributable to HYBT shareholders	(124,658)	(12,931)	(172,523)	(21,841)

Other Comprehensive Income
Foreign currency translation adjustment	2,491	-	3,418	-
Total Comprehensive Loss	$(122,167)	$(12,931)	$(169,105)	$(21,841)
Total comprehensive income attributable to noncontrolling interests	(218)	-	(226)	-
Total comprehensive loss attributable to HYBT shareholders	(122,385)	(12,931)	(169,331)	(21,841)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,019,289,346	8,603,474	1,080,043,580	4,485,942

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2018	150,642,240	150,642	-	17,968,787	-	(18,173,542)	-	(54,113)
								-
1 for 464 reverse split	(150,317,580)	(150,318)	-	150,318	-	-	-	-
1 for 100 split	32,141,340	32,141	-	(32,141)	-	-	-	-
Common stock issued April 13, 2018	1,000,000,000	1,000,000		(990,000)				10,000
Waiver of payable to ex-shareholder				52,087				52,087
Loss for the period	-	-	-	-	-	(21,841)	-	(21,841)

Balance at June 30, 2018	1,032,466,000	$1,032,466	$-	$17,149,050	$-	$(18,195,383)	$-	$(13,867)

	Common Stock
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	3,192	-	(226)	2,966
Loss for the period	-	-	-	-	-	(172,523)	(18,242)	(190,766)

Balance at June 30, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$5,759	$(18,593,842)	$(18,468)	$(425,036)

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(190,766)	$(21,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt written off - other receivable	27,387
Change in assets and liabilities
Accounts receivable	-	-
Other receivables	(16,469)	-
Advances to suppliers	(63,068)
Inventory	(187,500)
Accounts payable and accrued liabilities	38,115	(8,877)
Income tax and other taxes payable	-	-
Net cash used from operating activities	(392,301)	(30,718)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	508,215	30,718
Net cash used in financing activities	508,215	30,718

Effect of exchange rate changes on cash	2,966	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	118,879	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,555	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,434	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash activities
Shares issued for repayment of debt		$10,000
Related party forgiveness of debt		$52,087

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

The condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2018.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2018.

As of June 30, 2019, the details of the consolidating subsidiaries are as follows:

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

Foreign Currency

For fiscal year 2019, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended June 30, 2019 and 2018.

	As of
	June 30, 2019	December 31, 2018
RMB: US$ exchange rate	6.8656	6.8764

	Six months ended June 30,
	2019	2018
RMB: US$ exchange rate	6.7839	6.3666

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

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of June 30, 2019, and 1,141,472,861 shares issued and outstanding as of December 31, 2018.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of June 30, 2019, and December 31, 2018, there were no potentially dilutive shares.

	For the Quarter Ended June 30,
	2019	2018
Statement of Operations Summary Information:
Net loss	$(190,767)	$(21,841)
Weighted-average common shares outstanding - basic and diluted	1,080,043,580	4,485,942
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended June 30, 2019, the Company had been unable to generate cash flows sufficient to support its operations and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $18,593,843 and working capital  deficit of $425,036 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of June 30, 2019	As of December 31, 2018

Bank Deposits-China & HK	156,435	37,555
	$156,435	$37,555

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of June 30, 2019	As of December 31, 2018

Fujian Shanzhiling Biological Technology Co., Ltd.	-	21,324
Others	10,406	-
	$10,406	$21,324

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquiree”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As of the date of this report, the Company has terminated the agreements related to Shanzhiling Acquisition; therefore, the related balance in the amount of $24,499 has been written off during the quarter ended June 30, 2019.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of June 30, 2019	As of December 31, 2018

Prepayment for purchase of raw materials	63,068	-
	$63,068	$-

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of June 30, 2019	As of December 31, 2018

Raw materials	170,277	-
Finished goods	17,223	-
	$187,500	$-

No impairment was provided for the inventories as of June 30, 2019.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30, 2019	As of December 31, 2018

Accrued payroll	50,678	7,589
Other Payables	4,065	9,039
	$54,743	$16,628

Accrued payroll includes all company employee payroll liabilities as of June 30, 2019, and other payables contains employee reimbursements.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2019, and December 31, 2018, the Company owed related parties $787,679 and $279,464, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a related party. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 9 – EQUITY

The Company recorded the following equity transactions during the six months ended June 30, 2019:

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

NOTE 10 – INCOME TAXES

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

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Li was appointed as Chief Financial Officer.

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

Liquidity and Capital Resources

As of June 30, 2019, we had assets of $417,409, which consisted of $156,435 in cash, $10,406 in other receivables, $63,068 as advances to suppliers, and $187,500 as inventory; we had liabilities of $842,445, which consisted of $54,743 in accounts payable, $23 in taxes payable, and $787,679 in related party payables; we had an accumulated deficit of $18,593,843. As of December 31, 2018, we had assets of $58,879 and liabilities of $296,115 and our accumulated deficit totaled $18,421,319. Additionally, as the Company started its operation in mid-March 2019, related parties paid expenses totaling $787,679 to vendors for accounting, auditing, consulting, SEC filing services, and all other operating expenses.

Results of Operations

Following the Liquidation on December 28, 2016, we became a shell company without any significant assets or operations.

Comparison of the Three Months Ended June 30, 2019 and 2018

We started operations in mid-March 2019, and had no revenues or operations for the same period in 2018. Our revenues during the three months ended June 30, 2019, were $27,998, and the cost of revenue was $15,399, as compared to nil and nil for the same period in 2018, respectively. The increase in revenues and cost of revenue was due to our sale of raspberry juice during the period. We had incurred selling expenses of $0 and administrative expenses of $153,540 during the three months ended June 30, 2019, as compared to selling expenses of nil and administrative expenses of $12,931 for the same period in 2018, respectively. The increase in the expenditure was mainly due to employee wages and salary expenses, auditing, and other day-to-day operation related expenses. We will, in all likelihood, incur operating expenses without sufficient revenues, as we identify and determine the operational direction of the Company. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Comparison of the Six Months Ended June 30, 2019 and 2018

We started operations in mid-March 2019, and had no revenues or operations for the same period in 2018. Our revenues during the six months ended June 30, 2019, were $49,930, and the cost of revenue was $28,272, as compared to nil and nil for the same period in 2018, respectively. The increase in revenues and cost of revenue was due to our sale of raspberry juice during the period. We had incurred selling expenses of $1,385 and administrative expenses of $209,702 during the six months ended June 30, 2019, as compared to selling expenses of nil and administrative expenses of $21,841for the same period in 2018, respectively. The increase in the expenditure was mainly due to employee wages and salary expenses, auditing, and other day-to-day operation related expenses. We will, in all likelihood, incur operating expenses without sufficient revenues, as we identify and determine the operational direction of the Company. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2019, the Company had an accumulated deficit of $18,593,843, and a net loss of $142,274 and $190,766 for the three and six months ended June 30, 2019. It is relying on advances from its officer and director to meet its limited operating expenses.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation
3.2 (2)	Certificate of Amendment
3.3 (3)	Certificate of Amendment
3.4(4)	Certificate of Amendment
3.5(5)	By-Laws
3.6(6)	First Amendment to the By-Laws
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
Dated: August 12, 2019	Title:	Chief Executive Officer

	By:	/s/ Wendy Wei Li
	Name:	Wendy Wei Li
Dated: August 12, 2019	Title:	Chief Financial Officer