Form 10-Q
period 2019-09-30
Heyu Biological Technology Corp
filed 2019-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-26731

HEYU BIOLOGICAL TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1901, Baotuo Building, 617 Sishui Street, Huli District, Xiamen City, Fujian Province, China	361009
(Address of principal executive offices)	(Zip Code)

(86) 158 5924 0902

(Telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares as of November 12, 2019.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$452,318	$37,555
Other receivables	24,566	21,324
Advances to suppliers	81,431	-
Inventory	311,134	-
Total current assets	869,449	58,879

Non-current Assets
Operating lease right-of-use asset	209,587	-
Total non-current assets	209,587	-

Total Assets	$1,079,036	$58,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$111,718	$16,628
Advances from customers	420,406	-
Income tax and other taxes payable	22	23
Operating lease liability - current portion	66,473	-
Related party payables	957,409	279,464
Total current liabilities	1,556,028	296,115

Noncurrent liabilities
Operating lease liability	143,325	-
Total noncurrent liabilities	143,325	-

Total Liabilities	$1,699,353	$296,115

Stockholders’ Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,141,472,861 shares issued and outstanding respectively as of September 30, 2019 and December 31, 2018, respectively)	1,032,466	1,141,473
Shares to be cancelled	-	(109,007)
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	16,945	2,567
Accumulated deficit	(18,778,535)	(18,421,319)
Stockholders’ equity - HYBT and Subsidiaries	(580,074)	(237,236)
Noncontrolling interests in subsidiaries	(40,243)	-
Total stockholders’ deficit	(620,317)	(237,236)

Total Liabilities and Stockholders’ Deficit	$1,079,036	$58,879

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue, net	$7,387	$-	$57,317	$-

Cost of Revenue	$3,666	$-	$31,938	$-

Gross Profit	$3,721	$-	$25,379	$-

Operating expenses
Selling expenses	5,992	-	7,377	-
Administrative expenses	202,505	125,957	412,207	147,797
Total operating expenses	208,497	125,957	419,584

Loss on operations	(204,776)	(125,957)	(394,205)	(147,797)

Other Income(Expenses)	(370)	-	(1,708)

Loss on operations before income taxes	(205,146)	(125,957)	(395,913)	(147,797)

Income tax expense	-	-		-

Net Loss	$(205,146)	$(125,957)	$(395,913)	$(147,797)
Loss attributable to noncontrolling interests	(20,455)	-	(38,697)	-
Net loss attributable to HYBT shareholders	(184,691)	(125,957)	(357,216)	(147,797)

Other Comprehensive Income
Foreign currency translation adjustment	12,506	-	15,924	-
Total Comprehensive Loss	$(172,185)	$(125,957)	$(341,292)	$(147,797)
Total comprehensive income attributable to noncontrolling interests	(1,320)	-	(1,546)	-
Total comprehensive loss attributable to HYBT shareholders	(173,505)	(125,957)	(342,838)	(147,797)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,019,289,346	1,032,266,000	1,660,239,731	636,661,604

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(395,913)	$(147,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Other receivables	(3,242)	-
Advances to suppliers	(81,431)	-
Inventory	(311,134)	-
Operating lease right-of-use asset	(209,587)	-
Accounts payable and accrued liabilities	95,090	(9,677)
Advances from customers	420,406	-
Income tax and other taxes payable	(1)	-
Lease liability	209,798	-
Net cash used from operating activities	(276,014)	(157,474)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	677,945	157,474
Net cash used in financing activities	677,945	157,474

Effect of exchange rate changes on cash	12,832	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	414,763	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,555	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$452,318	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash activities
Shares issued for repayment of debt		$10,000
Related party forgiveness of debt		$52,087

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2018	150,642,240	150,642	-	17,968,787	-	(18,173,542)	-	(54,113)
								-
1 for 464 reverse split	(150,317,580)	(150,318)	-	150,318	-	-	-	-
1 for 100 split	32,141,340	32,141	-	(32,141)	-	-	-	-
Common stock issued April 13, 2018	1,000,000,000	1,000,000		(990,000)				10,000
Waiver of payable to ex-shareholder				52,087				52,087
Loss for the period	-	-	-	-	-	(147,797)	-	(147,797)

Balance at September 30, 2018	1,032,466,000	$1,032,466	$-	$17,149,050	$-	$(18,321,339)	$-	$(139,823)

	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	14,378	-	(1,546)	12,832
Loss for the period	-	-	-	-	-	(357,216)	(38,697)	(395,913)

Balance at September 30, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$16,945	$(18,778,535)	$(40,243)	$(620,317)

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

In March 2019, the Company entered into a Raspberry Purchase Agreement and a Raspberry Juice Processing Agreement with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”). Pursuant to these two agreements, the Company purchased six tons of raspberry from Ditiantai, which were processed by Ditiantai into raspberry juice and delivered to the Company. The Company then sold the raspberry juice to a corporate buyer and five individual buyers. The Company, however, does not plan to engage in the business of selling raspberry juice in the long term.

Since the beginning of 2019, Mr. Xu has led the core research and development team of Kangzi to develop and manufacture a new medical product, the Submillimeter Wave (Terahertz) Quantized Space Therapy Chamber (the “Chamber”). Utilizing submillimeter waves, the Chamber is a medical equipment designed to treat cancer through cold nuclear fusion caused by cosmic ray muons in an enclosed chamber. Specifically, we believe that exposure to an appropriate amount of submillimeter waves could accelerate the generation of a large number of cosmic ray muons inside the human body and that such cosmic ray muons could further facilitate cold nuclear fusion, which could reverse the cancering process through which selenium is converted into nickel inside cells.

The team consists of researchers whom have years of extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, as the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu was rewarded the “Harmony-Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing and recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian SME Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

Pursuant to the terms of the Share Transfer Agreement entered into by JSEL and Kangzi on January 17, 2019, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage at Kangzi, JSEL started accepting pre-orders for the Chamber in September.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, the details of the consolidating subsidiaries are as follows:

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

Operating leases are included in operating lease right-of-use (“ROU”) assets and short-term and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, we use the industry incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Adoption of the standard resulted in the initial recognition of $215,298 of ROU assets and $215,298 of lease liabilities on our consolidated balance sheet related to office space lease commitment on September 1, 2019.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 1, 2019
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2019	25,409
Fiscal 2020	77,074
Fiscal 2021	79,615
Fiscal 2022	54,206
Total Lease payments	236,304
Less Imputed interest	21,005
Present value of lease liabilities	$215,298

Foreign Currency

For fiscal year 2019, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended September 30, 2019 and 2018.

	As of
	September 30, 2019	December 31, 2018
RMB: US$ exchange rate	7.1360	6.8764

	Nine months ended September 30,
	2019	2018
RMB: US$ exchange rate	6.8618	6.6146

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

The Company adopted ASC Topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions. It prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of September 30, 2019, and 1,141,472,861 shares issued and outstanding as of December 31, 2018.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of September 30, 2019 and December 31, 2018, there were no potentially dilutive shares.

	For the Quarter Ended September 30,
	2019	2018
Statement of Operations Summary Information:
Net loss	$(395,913)	$(147,797)
Weighted-average common shares outstanding - basic and diluted	1,660,239,731	636,661,604
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended September 30, 2019, the Company had been unable to generate cash flows sufficient to support its operations despite of Kangzi’s business operation and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $18,778,535 and working capital deficit of $686,579 as of September 30, 2019. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources. If the Company is unable to raise capital from external sources when required, there would be a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking an operating company with which to merge or acquire. In the foreseeable future, the Company will rely on related parties, such as its controlling shareholder, to provide advances to funds general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of September 30, 2019	As of December 31, 2018

Bank Deposits-China & HK	452,318	37,555
	$452,318	$37,555

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of September 30, 2019	As of December 31, 2018

Fujian Shanzhiling Biological Technology Co., Ltd.	-	21,324
Others	24,566	-
	$24,566	$21,324

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As of the date of this report, the Company has terminated the agreements related to Shanzhiling Acquisition; therefore, the related balance in the amount of $24,499 has been written off during the quarter ended September 30, 2019.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of September 30, 2019	As of December 31, 2018

Prepayment for purchase of raw materials	81,431	-
	$81,431	$0

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of September 30, 2019	As of December 31, 2018

Raw materials	301,725	-
Finished goods	9,409	-
	$311,134	$-

No impairment was provided for the inventories as of September 30, 2019.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

As of September 1, 2019, company entered in lease agreement for the office space, the right-of-use asset is recognized as following:

	As of September 30, 2019	As of December 31, 2018

Operating lease right-of-use asset	209,587	-
	$209,587	$-

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2019	As of December 31, 2018

Operating lease liability - current portion	(66,473)	-
Operating lease liability	(143,325)	-
	$(209,798)	$-

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 1, 2019
Weighted Average Remaining Lease Term (Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2019	25,409
Fiscal 2020	77,074
Fiscal 2021	79,615
Fiscal 2022	54,206
Total Lease payments	236,304
Less Imputed interest	21,005
Present value of lease liabilities	$215,298

NOTE 8 – ADVANCES FROM CUSTOMERS

	As of September 30, 2019	As of December 31, 2018

Advances from customers(1)	420,406	-
	$420,406	$-

(1)	On October 15 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of September 30, 2019	As of December 31, 2018

Accrued payroll	35,633	7,589
Other Payables	76,085	9,039
	$111,718	$16,628

Accrued payroll includes all company employee payroll liabilities as of September 30, 2019, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2019	As of December 31, 2018

Operating lease liability - current portion	(66,473)	-
Operating lease liability	(143,325)	-
	$(209,798)	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2019, and December 31, 2018, the Company owed related parties $957,409 and $279,464, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a related party. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 11 – EQUITY

The Company recorded the following equity transactions during the nine months ended September 30, 2019:

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

NOTE 12 – INCOME TAXES

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

The Company has been conducting and plans to continue to conduct its major operations in the PRC through JSEL in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%. The Company has not paid PRC profits taxes, since it had no taxable income during the reporting period.

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

In March 2019, the Company entered into a Raspberry Purchase Agreement and a Raspberry Juice Processing Agreement with Ditiantai. Pursuant to these two agreements, the Company purchased six tons of raspberry from Ditiantai, which were processed by Ditiantai into raspberry juice and delivered to the Company. The Company then sold the raspberry juice to a corporate buyer and five individual buyers. The Company, however, does not plan to engage in the business of selling raspberry juice in the long term.

Since the beginning of 2019, Mr. Xu has led the core research and development team of Kangzi to develop and manufacture a new medical product, the Submillimeter Wave (Terahertz) Quantized Space Therapy Chamber (the “Chamber”). Utilizing submillimeter waves, the Chamber is a medical equipment designed to treat cancer through cold nuclear fusion caused by cosmic ray muons in an enclosed chamber. Specifically, we believe that exposure to an appropriate amount of submillimeter waves could accelerate the generation of a large number of cosmic ray muons inside the human body and that such cosmic ray muons could further facilitate cold nuclear fusion, which could reverse the cancering process through which selenium is converted into nickel inside cells.

The team consists of researchers whom have years of extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, as the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu was rewarded the “Harmony-Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing and recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian SME Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

Pursuant to the terms of the Share Transfer Agreement entered into by JSEL and Kangzi on January 17, 2109, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage at Kangzi, JSEL started accepting pre-orders for the Chamber in September. Subsequently, on October 15 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month. During the clinical trial, JSEL shall provide training sessions regarding the proper operation of the Chamber to Saikun’s employees. Both Saikun and JSEL are obligated to find third-party hospitals whom will agree to act as partners to co-host the clinical trial and patients whom will be voluntarily willing to undergo treatment provided by the Chamber. While Saikun is responsible for various expenses related to the clinical trial, JSEL is responsible for communicating with patients receiving treatment and other patient-related administrative matters. When JSEL determines that Saikun is capable of properly operating the Chamber and managing activities related to the Chamber, Saikun may request JSEL to move the Chamber to a location designated by Saikun and reinstall it. Furthermore, upon the successful completion of the clinical trial, JSEL shall provide Saikun governmental permits necessary for the operation of the Chamber, and Saikun shall operate the Chamber and provide related services to patients under the supervision of JSEL. In addition, JSEL shall transfer the right of using the Chamber and any beneficiary right affiliated to using the Chamber to Saikun upon receiving the full amount of payment from Saikun. JSEL, nevertheless, owns all the intellectual property rights affiliated with the Chamber. If the two parties decide to terminate the Clinical Cooperation Agreement prior to the expiration of the term, Saikun’s right of using the Chamber during the term is still effective as long as its use of the Chamber does not infringe any of JSEL’s intellectual property rights affiliated with the Chamber. The two parties agreed that the term of the Clinical Cooperation Agreement would not end until Kangzi successfully obtains permits issued by relevant government entities supervising development and sale of medical equipment.

To prepare for the mass production of Chambers, Kangzi is conducting clinical experiments to make further improvements on Chamber and adjusting features of the mass-production mold for Chamber. Kangzi is also in the process of obtaining official governmental permits from relevant government authorities to produce and sell Chambers on a national scale. As its long-term business strategy, Kangzi focuses on researching, developing, and manufacturing high-technology medical equipment while targeting both individual and institutional customers. It plans to massively manufacture Chambers in small and medium sizes, establish operation centers to sell Chambers in various cities across China, and initiate advertising and marketing campaigns on different media platforms. Kangzi will also monetize on services provided to customers who use Chambers and other medical products.

In addition to business activities related to Chamber, the Company will commit to the research, development, manufacturing, and sale of healthcare equipment and various health products containing natural plateau plants, including cosmetics, nutritional supplements, and drugs. In the near future, the Company aims to standardize and internationalize the production and sale of healthcare equipment and health products, while increasing its brand awareness in the healthcare and consumer-product markets.

Liquidity and Capital Resources

As of September 30, 2019, we had assets of $1,079,036, which consisted current assets of $452,318 in cash, $24,566 in other receivables, $81,431 as advances to suppliers, and $311,134 as inventory, and noncurrent asset of $209,587 operating lease right-of-use asset.We had liabilities of $1,699,353, which consisted current liabilities of $111,718 in accounts payable and accrued expenses, $420,406 in advances from customers, $22 in taxes payable, $957,409 in related party payables and $66,473 in short term operating lease liabilities. We also had recognized long term operating lease liabilities of $143,325 as noncurrent liabilities. We had an accumulated deficit of $18,778,535.

As of December 31, 2018, we had assets of $58,879, liabilities of $296,115 and an accumulated deficit totaled $18,421,319. The increase in the assets was mainly due to cash balance increased by customer prepayments, increase of inventory in raw materials, and recognition of the operating lease right-of-use asset. The increase in the liabilities was mainly due to advanced payments received from customers, relevant operating lease liabilities, and related party payables. Additionally, as the Company started its operation in mid-March 2019, related parties paid expenses totaling $957,409 to vendors for accounting, auditing, consulting, SEC filing services, and all other operating expenses as of September 30, 2019.

Results of Operations

From the period of the Liquidation on December 28, 2016 to September 6, 2019, we had been a shell company without any significant assets or operations. Since September 7, 2019, we are no longer a shell company due to the business operation of Kangzi and the first amount of preordering payment received from Saikun. For a detailed description, please see “Overview” above.

Comparison of the Three Months Ended September 30, 2019 and 2018

We started operations in mid-March 2019, and had no revenues or operations for the same period in 2018. Our revenues during the three months ended September 30, 2019, were $7,387, and the cost of revenue was $3,666, as compared to nil and nil for the same period in 2018, respectively. The increase in revenues and cost of revenue was due to sale of raspberry juice during the period. We had incurred selling expenses of $5,992 and administrative expenses of $202,505 during the three months ended September 30, 2019, as compared to selling expenses of nil and administrative expenses of $125,957 for the same period in 2018, respectively. The increase in the expenditure was mainly due to office lease expenses, employee wages, and other third part agency fees. . We might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. However, by the end of September we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

Comparison of the Nine Months Ended September 30, 2019 and 2018

We started operations in mid-March 2019, and had no revenues or operations for the same period in 2018. Our revenues during the nine months ended September 30, 2019, were $57,317, and the cost of revenue was $31,938, as compared to nil and nil for the same period in 2018, respectively. The increase in revenues and cost of revenue was due to sale of raspberry juice during the period. We had incurred selling expenses of $7,377 and administrative expenses of $412,207 during the nine months ended September 30, 2019, as compared to selling expenses of nil and administrative expenses of $147,797 for the same period in 2018, respectively. The increase in the expenditure was mainly due to office lease expenses, employee wages and salary expenses, auditing, and other day-to-day operation related expenses. We might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. However, by the end of September we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises doubt about the Company’s ability to continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $18,778,535, and a net loss of $205,146 and $395,913 for the three and nine months ended September 30, 2019. As the development of the Chamber enters its final stage and our subsidiary, JSEL, has started accepting pre-orders for the Chamber in September, we believe that as the number of orders for the Chamber increases in the future the Company will generate more revenues enabling it to cover its operating expenses.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE ABOUT MATERIAL RISKS

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. To remediate the material weakness, our Chief Financial Officer, as a member of CPA Australia, hence a Certified Public Accountant in Australia, has attended professional trainings regarding applying GAAP on a regular basis. In the near future, we also intend to hire more personnel with sufficient training and experience in GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation
3.2 (2)	Certificate of Amendment
3.3 (3)	Certificate of Amendment
3.4(4)	Certificate of Amendment
3.5(5)	By-Laws
3.6(6)	First Amendment to the By-Laws
10.1*	Clinical Cooperation Agreement entered into and by Jiashierle (Xiamen) Healthcare Technology Co., Ltd. and Shenzhen Saikun Biotechnology Co., Ltd., dated October 15, 2019*
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
Dated: November 14, 2019	Title:	Chief Executive Officer

	By:	/s/ Wendy Wei Li
	Name:	Wendy Wei Li
Dated: November 14, 2019	Title:	Chief Financial Officer