Form 10-K
period 2019-12-31
Heyu Biological Technology Corp
filed 2020-03-30
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.01, as reported on the OTC Pink Market, was approximately $10.32 million.

As of March 30, 2020, there were 1,032,466,000 shares of the registrant’s Common Stock outstanding.

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

This Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

i

ii

PART I

Unless otherwise indicated, all share amounts and per share amounts in this Report have been presented giving effect to a 1-for-464 reverse split that became effective on April 11, 2018, and a 100-for-1 forward stock split that became effective on September 11, 2018.

ITEM 1.	BUSINESS

Heyu Biological Technology Corporation (the “Company” or “we”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to medium sized businesses. On February 23, 2016, the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016, the Company proposed a Plan of Liquidation and on November 28, 2016, the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016, all assets and liabilities of the Company were transferred to the Liquidating Trust (the “Liquidation”).

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

On September 25, 2018, the Financial Industry Regulatory Authority, Inc. (“FINRA”) approved the Forward Split with an Effective Date of September 25, 2018 and a Pay Date of September 24, 2018. In connection with the Forward Split, no fractional shares are necessary to be issued, and stockholders do not need to present certificates for exchange. The Forward Split will be payable directly to each stockholder by the issuance of shares representing the split differential.

Non-Binding Letter of Intent with Fujian Shanzhiling Biological Technology Co., Ltd.

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). The letter of intent has been terminated, and the Company is not pursuing this proposed acquisition any further.

Non-Binding Memorandum of Cooperation and Non-Binding Letter of Intent with Luoyang Ditiantai Agricultural Development Co., Ltd.

On October 18, 2018, the Company entered into a non-binding memorandum of cooperation with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”), a Chinese industrial agricultural chain enterprise, and on October 19, 2018, the Company entered into a non-binding letter of intent with Ditiantai. Pursuant to the two documents, the Company agreed to acquire 51% of the outstanding capital of Ditiantai subject to certain adjustment provisions (the “Ditiantai Acquisition”). The letter of intent has been terminated, and the Company is not pursuing this proposed acquisition any further.

Share Transfer Agreement with Mr. Yu Xu

On January 17, 2019, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”), and an indirect wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”). Pursuant to the Share Transfer Agreement, Mr. Xu transferred 60% of the equity interests of Kangzi to JSEL on January 17, 2019 for the purpose of developing a joint venture in the business of selling medical equipment. In return, JSEL would fund the operations of Kangzi in proportion to its equity interest in Kangzi. Kangzi owned no assets and conducts no business operation of its own.  As a result, as of January 17, 2019, Kangzi became an indirect subsidiary of the Company.

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

Raspberry Purchase Agreement and Raspberry Juice Processing Agreement with Ditiantai

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

New Business Initiative – Submillimeter Wave (Terahertz) Quantized Space Therapy Chamber Project

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

The team consists of researchers whom have extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, as the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu was rewarded the “Harmony-Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing and recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian SME Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

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

In addition to business activities related to Chamber, the Company will commit to the research, development, manufacturing, and sale of healthcare equipment and various health products containing natural plants, including cosmetics, nutritional supplements, and drugs. In the near future, the Company aims to standardize and internationalize the production and sale of healthcare equipment and health products, while increasing its brand awareness in the healthcare and consumer-product markets.

Corporate Structure

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

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. The address of our principal executive offices and corporate offices is Room 1901, Baotuo Building, 617 Sishui Street, Huli District, Xiamen City, Fujian Province, China, 361009. Our telephone number is (86) 158 5924 0902.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We leased our principal executive offices and corporate offices which are located at Room 1901, Baotuo Building, 617 Sishui Street, Huli District, Xiamen City, Fujian Province, China, 361009, the total gross floor area is approximately 755 square meters, or 8,126.75 square feet.

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

FISCAL YEAR 2018	HIGH	LOW
First Quarter	$0.093	$0.014
Second Quarter	0.043	0.005
Third Quarter	0.200	0.020
Fourth Quarter	0.070	0.011

FISCAL YEAR 2019	HIGH	LOW
First Quarter	$0.050	$0.016
Second Quarter	0.038	0.004
Third Quarter	0.025	0.008
Fourth Quarter	0.023	0.002

As of March 27, 2020, the last sale price reported on the OTC Pink Market for our Common Stock was approximately $0.0016 per share.

Dividend Policy

We have not paid any dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.

Stockholders of Record

As of March 30, 2020, we have 668 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2019, 2018, and 2017, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2019, 2018, and 2017 and current affair reports on Form 8-K, and the following transaction.

In October 2018, the controlling stockholder of the Company, Mr. Ban Siong Ang, entered into a series of share transfer agreements (the “Share Transfer Agreements”) with certain buyers (the “Buyers”). Pursuant to the Share Transfer Agreements, Mr. Ang would transfer an aggregate of 109,006,861 shares of Common Stock to the Buyers in exchange for cash. Upon the closing of the Share Transfer Agreements, the Company authorized and instructed its transfer agent to cancel the 109,006,861 shares of Common Stock held by Mr. Ang and issue the same amount of Common Stock to the Buyers. The cancellation of the 109,006,861 shares of Common Stock held by Mr. Ang was completed on March 20, 2019, pursuant to a Share Cancellation Agreement dated March 15, 2019, by and between the Company and Mr. Ang. As of December 31, 2019, 109,006,861 shares of Common Stock had been issued to the Buyers.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Report.

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

On January 17, 2019, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”), and an indirect wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”). Pursuant to the Share Transfer Agreement, Mr. Xu transferred 60% of the equity interests of Kangzi to JSEL on January 17, 2019 for the purpose of developing a joint venture in the business of selling medical equipment. In return, JSEL would fund the operations of Kangzi in proportion to its equity interest in Kangzi. Kangzi owned no assets and conducts no business operation of its own.  As a result, as of January 17, 2019, Kangzi became an indirect subsidiary of the Company.

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

The team consists of researchers whom have extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, as the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu was rewarded the “Harmony-Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing and recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian SME Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

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

In addition to business activities related to Chamber, the Company will commit to the research, development, manufacturing, and sale of healthcare equipment and various health products containing natural plants, including cosmetics, nutritional supplements, and drugs. In the near future, the Company aims to standardize and internationalize the production and sale of healthcare equipment and health products, while increasing its brand awareness in the healthcare and consumer-product markets.

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2019 and 2018, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31	2019	2018
Cash and cash equivalents	$95,522	$37,555
Inventory	$421,533	$-
Total current assets	$649,477	$58,879
Total assets	$852,453	$58,879
Accounts payable and accrued expenses	$111,374	$16,628
Advances from customers	$430,616	$-
Related party payable	$874,749	$279,464
Total current liabilities	$1,447,784	$296,115
Total liabilities	$1,620,394	$296,115
Accumulated deficit	$(18,909,705)	$(18,421,319)
Total stockholders’ deficit	$(767,941)	$(237,236)

As of December 31, 2019, we had assets of $852,453, which mainly consisted of $95,522 in cash and cash equivalents, $421,533 in inventory and $202,976 in operating lease right-of-use; we had liabilities of $1,620,394, which mainly consisted of $111,374 in accounts payable, $430,616 in advances from customers, $28 in other taxes payables, $874,749 in related party payables, and $172,610 in operating lease liabilities; we had an accumulated deficit of $18,909,705. As we started our business operations in 2019, the daily operating expenses throughout the year were contributed by our director. We believe this situation will change with the development of our business.

As of December 31, 2018, we had assets of $58,879, which consisted of $37,555 in cash and $21,324 in other receivables; we had liabilities of $296,115, which consisted of $16,628 in accounts payable, $23 in other taxes payables, and $279,464 in related party payables; we had an accumulated deficit of $18,421,319. In the fiscal year 2018, we had not started operation, but we finished all the preparation work and were ready to execute our business strategic plan.

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2019 and 2018 and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

From the period of the Liquidation on December 28, 2016 to September 6, 2019, we had been a shell company without any significant assets or operations. Since September 7, 2019, we are no longer a shell company due to the business operation of Kangzi and the first amount of preordering payment received from Saikun. For a detailed description, please see “Overview” above.

	Fiscal Year ended December 31,
	2019	2018
Revenues, net	$80,101	$-
Total operating expenses	618,225	247,777
Loss from operations	(538,124)	(247,777)
Total other income (expense)	(1,889)	(2,567)
Income tax	-	-
Net loss	$(540,013)	$(250,344)
Basic net loss per share	$(0.00)	$(0.00)

Although we had no revenues and operations in the fiscal year ended December 31, 2018, we had $80,101 in revenues in the fiscal year ended December 31, 2019 since we started operation in mid-March 2019. Our expenses during the fiscal year ended December 31, 2019, were $618,225, as compared to $247,777 for the fiscal year ended December 31, 2018. The increase in the expenses was mainly due to increment in marketing expenses, agency expenses, consulting fees, employee wages, and other office expenditures. In the future, we might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. However, by the end of September we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had an accumulated deficit of $18,909,705 and a net loss of $540,013 for the fiscal year ended December 31, 2019. As the development of the Chamber enters its final stage and our subsidiary, JSEL, has started accepting pre-orders for the Chamber in September, we believe that as the number of orders for the Chamber increases in the future the Company will generate more revenues enabling it to cover its operating expenses.

Off-balance sheet arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements.

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

None.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates due to the same reasons illustrated in “Evaluation of Disclosure Controls and Procedures” above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Ban Siong Ang	45	Chairman of the Board, Chief Executive Officer, and President
Hung Seng Tan	59	Executive Director
Wendy Wei Li	35	Chief Financial Officer
Kwee Huwa Tan	55	Director
Stephan Truly Busch	70	Director
Senad Busatlic	44	Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of the Company: (1) such person’s name; (2) the year in which such person was first elected a director of the Company; (3) all positions and offices with the Company held by such person; (4) the business experience of such person during the past five years; (5) certain other directorships, if any, held by such person; and briefly discusses the specific experience, qualifications, attributes or skills that led to the conclusion that each such person should serve as a director for us.

Mr. Ban Siong Ang has been our Chairman of the Board, Chief Executive Officer, and President since April 18, 2018. Mr. Ang was appointed as the Group CEO and Managing Director of HEYU Leisure Holidays Corporation (“HEYU Leisure”) in 2014. He also served as interim CFO of HEYU Leisure prior to the joining of new CFO. He graduated from the University of Southern Queensland, Australia, in 1998 and completed his Doctor of Philosophy in International Finance (Honoris Causa) from Gideon Robert University in 2017. Upon his graduation from the University of Southern Queensland, he started his career and worked as Senior Officer in Bursa Malaysia Depository Sdn Bhd (formerly known as Kuala Lumpur Stock Exchange) between 1998 and 2004. From 2004 to 2009, he served as the Director and principal consultant for Golden Design Renovation and Construction Sdn Bhd. Between 2010 and 2011, he served as General Manager and Directors for E-World Films Production Limited, Big Mine (Hong Kong) Private Limited and Asia Morgan Foundation Financial Ltd. In 2012, he founded Heyu Group of Companies in China, Hong Kong, and Malaysia. Heyu Group of Companies are engaged in Leisure and Hotels management, club membership, Biotechnology, Finance and Investment, Food & Beverage, Brand Franchising, Advance Entertainment Technology, Event Management, Property Development and Management, land & real estate property development, etc. He is responsible for the formulation and implementation of the Heyu Group of Companies’ corporate strategies as well as in charge of the corporate finance and investment management aspects of the Group due to his acute knowledge with rich experience, strong commitment, innovative and dynamic personality. He obtained a few Professional Institution Fellowship recognitions from the United Kingdom and also as a member of “The Academic Council on the United Nations System (ACUNS)” in Canada. In view of Mr. Ang humanitarian contributions, he was certified as ASRIA CSR-CAP in recognizing his outstanding contributions to establish, promote and protect humanity, Peace, Culture Human resource development and Education for the well-being of human society through volunteerism. He was also bestowed the Royal Orders from the State of Pahang in Malaysia.

Mr. Hung Seng Tan has been our Executive Director since April 18, 2018. Mr. Tan was appointed as an Executive Director of HEYU Leisure from 2014 to March 2018. Between March 1980 and February 1984, he worked at Hotels and Restaurants in the United States of America. In June 1984, he started his own business venture in Malaysia and served as the Managing Director of Mesin Engineering Sdn Bhd in the field of quarry construction and trading business. Mr. Tan is a prominent hands-on specialist in town with 30 years’ experience in the quarry business (river and marine sand exploratory) and the earthworks construction business in Malaysia in which he has completed a few important infrastructure projects since 1984. He has been sitting on the Board of Directors of Mesin Engineering Sdn Bhd and Hang Seng Constructions in Malaysia since 1996. Mr. Tan’s individual qualifications and skills that led to the conclusion that he should serve as the Executive Director of our Company.

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

Mr. Stephan Truly Busch has been our director since July 1, 2019. He has served as a non-executive director of Heyu Leisure Holidays Corporation since March 2014, a Professor of Education and Linguistics of Manipur International University since May 2019, an accreditation officer of International Accreditation Organization since January 2014, an evaluation expert of California University Foreign Credentials Evaluation since 2010, a visiting professor of Universidad Empresarial de Costa Rica since December 2010, and an external professor at Ansted University since September 2011. Mr. Busch has been in the teaching profession for over 40 years at different schools in Germany, and is fluent in English, German, Bosnian, Croatian, and Serbian. From June 1973 to July 2014, Mr. Busch worked as a high school teacher at Lessing-Realschule, a school in Germany. Mr. Busch received his Ph.D. in Education in 2014 and his master’s degree in 2010 from Eastern Institute for Integrated Learning in Management University.

Dr. Senad Busatlic has been our director since July 1, 2019. Dr. Senad Busatlic is a sales and marketing expert with 10 years of experience in jump-starting sales, creating jobs, and capturing local, regional and international market trends. Dr, Busatlic has held leadership positions in the department of sales and marketing at several multinational companies, including being a Sales Manager at Orbico, an agent of Procter and Gamble, and Kraft Foods International from December 2001 to April 2003, a Sales Director at Megamix, an agent of Henkel, from April 2003 to April 2005, a Sales Director at Vispack from April 2005 to March 2007, a Marketing Manager at Coca Cola Hellenic Bottling Company from March till October 2007, and an Executive Director of Europapier-Hercegtisak from October 2007 to September 2009.  Besides his professional experience, Dr. Busatlic has 10 years of academic research experience in B2B development. His master thesis and Ph.D. thesis were devoted to discussing strategic decision-making process in sales and marketing. Since 2008, he has published one book, three book chapters, 26 academic papers and 13 conference papers as author or co-author. In addition, since 2010, he has supervised 18 undergraduate thesis, 17 Master thesis, and three PhD dissertations. He is currently in the process of publishing a book with IGI Global, a leading international academic publisher headquartered in Pennsylvania, in the field of strategic management and another book in the field of operations management. Dr, Busatlic has had several positions at the International University of Sarajevo: from April 2012 to June 2017, Dr. Busatlic served as the head of Department of Economic and Management; from December 2014 to June 2016, Dr. Busatlic served as the coordinator of Leadership and Entrepreneurship Center; from January 2011 to April 2012, Dr. Busatlic served as the Vice Rector for Research and External Affairs; and from October 2010 to January 2011, Dr. Busatlic served as the Vice Dean for Faculty of Business Administration. Dr. Busatlic received his Ph.D. in Economics from Braca Karic University Belgrade in 2010.

Family Relationships

Our Executive Director, Mr. Tan, is the brother in law of our Chairman of the Board, Chief Executive Officer, and President, Mr. Ang. None of our other directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

After review of all relevant transactions or relationships between each director, or any of his or her family members, our Board has determined that Ms. Kwee Huwa Tan, Mr. Stephan Truly Busch, and Mr. Senad Busatlic are “independent directors” as defined under the NASDAQ listing standards. Pursuant to the applicable NASDAQ listing standards, an “independent director” refers to a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Board Meetings

The Board did not hold any meeting during the fiscal year ended December 31, 2019.

Committees of the Board of the Company

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct, and securities laws are adequate ethical guidelines. In the event that our operations, employees, and directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons with respect to the period from January 1, 2019 through December 31, 2019, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2019 and 2018 for the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang,	2019
Chief Executive Officer and President(1)	2018	0	0	0	0	0	0	0	0

Wendy Wei Li,	2019	$42,000							$42,000
Chief Financial Officer(2)	2018	$25,500	0	0	0	0	0	0	$25,500

Dan Masters, President,	2019	$0	0	0	0	0	0	0	0
Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board(3)	2018	$0	0	0	0	0	0	0	0

(1)	Mr. Ang has served as the Chief Executive Officer and President of the Company since April 18, 2018.

(2)	Ms. Li has served as the Chief Financial Officer of the Company since April 18, 2018.

(3)	Mr. Masters served as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board until April 18, 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Compensation of Directors

The following is a summary of the compensation we paid to our directors, for the fiscal years ended December 31, 2019 and 2018 for the Company.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang	2019	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0

Kwee Huwa Tan	2019	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0

Stephan Truly Busch(1)	2019	$7,500	0	0	0	0	0	$7,500
	2018	0	0	0	0	0	0	0

Senad Busatlic(1)	2019	$7,500	0	0	0	0	0	$7,500
	2018	0	0	0	0	0	0	0

(1)	On April 16, 2019, the Company provided Mr. Busch and Mr. Busatlic with director offer letters pursuant to which the Company agreed to pay each of them $15,000 in cash per year for serving on the Board, payable quarterly, and reimburse them for reasonable and approved expenses incurred by them in connection with the performance of their duties as a director. Mr. Busch and Mr. Busatlic signed the director offer letters on the same day.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this Report, and by the officers and directors, individually and as a group. Unless otherwise indicated herein, the address for the beneficial owners listed below is Room 1901, Baotuo Building, 617 Sishui Street, Huli District, Xiamen City, Fujian Province, China, 361009.

Title of Class	Name and Address of Beneficial Owner(1)	Amount(2)	Percent of Class(3)

	Directors and named Executive Officers
Common Stock	Ban Siong Ang	912,044,839	88.337%

Common Stock	Hung Seng Tan	50,000,000	4.843%

Common Stock	Wendy Wei Li	-	0%

Common Stock	Kwee Huwa Tan EW15-5, Regency Condo, Jalan Pelangi, 41300 Klang, Selangor, Malaysia	8,000,000	0.775%

Common Stock	All Directors and executive officers as a group (four persons)	970,044,839	93.955%

	5% Security Holders
	N/A

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	The number of shares of Common Stock reflect the 100-for-1 forward stock split effective on September 25, 2018.

(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Other than compensation agreements and other arrangements described herein and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

We had no revenues and operations in the fiscal year ended December 31, 2018. Expenses occurred during this period mainly include auditing, consulting, and legal advisory expenses, government registration expenses, and payrolls for administrations. A director of the Company extended a zero-interest loan for the Company to cover all the operation expenses totaling $279,464 for the year ended December 31, 2018.

We had $163,680 revenues in the fiscal year ended December 31, 2019, since we started operation in mid-March 2019. A director of the Company extended a zero-interest loan for the Company to cover all the operation expenses totaling $874,749 for the year ended December 31, 2019. In the future, we might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will continue to depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2019 and 2018:

	2019	2018

Audit Fees	$14,000	$9,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	835	36,175

Total	$14,835	$45,675

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2019 and 2018, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC, Professional Corporation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

Exhibit	Exhibit Description

3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(8)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
10.2(9)	Director Offer Letter for a Director with Mr. Stephan Truly Busch dated April 16, 2019.
10.3(10)	Director Offer Letter for an Independent Director with Mr. Senad Busatlic dated April 16, 2019.
10.4(11)	Clinical Cooperation Agreement entered into and by Jiashierle (Xiamen) Healthcare Technology Co., Ltd. And Shenzhen Saikun Biotechnology Co., Ltd., dated October 15, 2019.
16.1(12)	Letter from Haynie & Company dated October 29, 2018.
21.1(13)	Subsidiaries.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2019 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.
(12)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 1, 2018, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2020.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities, on March 30, 2020.

/s/ Wendy Wei Li
Name: Wendy Wei Li Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kwee Huwa Tan
Name: Kwee Huwa Tan Director

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Reports of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Heyu Biological Technology Corporation (f/k/a Pacific Webworks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heyu Biological Technology Corporation (f/k/a Pacific Webworks, Inc.) (the Company) as of December 31, 2019 and 2018, and the related consolidated statement of income and comprehensive loss, statement of changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the year the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, California

March 30, 2020

We have served as the Company’s auditor since 2018.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$95,522	$37,555
Other receivables, net	84,078	21,324
Advances to suppliers	48,344
Inventory	421,533	-
Total current assets	649,477	58,879

Non-current Assets
Operating lease right-of-use asset	202,976	-
Total non-current assets	202,976	-

Total Assets	$852,453	$58,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$80,700	$-
Accrued expenses and other payable	30,674	16,628
Advances from customers	430,616	-
Income tax and other taxes payable	28	23
Operating lease liability - current portion	31,017	-
Related party payables	874,749	279,464
Total current liabilities	1,447,784	296,115

Noncurrent liabilities
Operating lease liability	172,610	-
Total noncurrent liabilities	172,610	-

Total Liabilities	$1,620,394	$296,115

Stockholders’ Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,141,472,861 shares issued and outstanding respectively as of December 31, 2019 and 2018, respectively)	1,032,466	1,141,473
Shares to be cancelled	-	(109,007)
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	12,319	2,567
Accumulated deficit	(18,909,705)	(18,421,319)
Stockholders’ equity - HYBT and Subsidiaries	(715,870)	(237,236)
Non-controlling interests in subsidiaries	(52,071)	-
Total stockholders’ deficit	(767,941)	(237,236)

Total Liabilities and Stockholders’ Deficit	$852,453	$58,879

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
	2019	2018

Revenue, net	$163,680	$-

Cost of Revenue	$83,579	$-

Gross Profit	$80,101	$-

Operating expenses
Selling expenses	23,790	-
Administrative expenses	594,435	247,777
Total operating expenses	618,225	247,777

Loss on operations	(538,124)	(247,777)

Other Income(Expenses)	(1,889)	(2,567)

Loss on operations before income taxes	(540,013)	(250,344)

Income tax expense	-	-

Net Loss	$(540,013)	$(250,344)
Loss attributable to non-controlling interests	(51,627)	-
Net loss attributable to HYBT shareholders	(488,386)	(250,344)

Other Comprehensive Income
Foreign currency translation adjustment	10,197	-
Total Comprehensive Loss	$(478,189)	$(250,344)
Total comprehensive income attributable to non-controlling interests	(445)	-
Total comprehensive loss attributable to HYBT shareholders	(478,634)	(250,344)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,111,010,670	758,974,259

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

	Heyu Biological Shareholders’ Equity
	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2018	150,642,240	150,642	-	17,968,787	-	(18,173,542)	-	(54,113)
								-
1 for 464 reverse split	(150,317,580)	(150,318)	-	150,318	-	-	-	-
1 for 100 split	32,141,340	32,141	-	(32,141)	-	-	-	-
Common stock issued April 13, 2018	1,000,000,000	1,000,000		(990,000)				10,000
Common stock issued October 17, 2018	109,006,861	109,007						109,007
Shares to be cancelled			(109,007)					(109,007)
Foreign currency translation adjustment					2,567			2,567
Waiver of payable to ex-shareholder				52,087				52,087
Loss for the period	-	-	-	-	-	(247,777)	-	(247,777)

Balance at December 31, 2018	1,141,472,861	$1,141,473	$(109,007)	$17,149,050	$2,567	$(18,421,319)	$-	$(237,236)

	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	9,752	-	(445)	9,307
Loss for the period	-	-	-	-	-	(488,386)	(51,626)	(540,012)

Balance at September 30, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$12,319	$(18,909,705)	$(52,071)	$(767,941)

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(540,013)	$(247,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	-
Other receivables, net	(62,754)	(21,324)
Advances to suppliers	(48,344)	-
Inventory	(421,533)	-
Operating lease right-of-use asset	(202,976)	-
Accounts payable and accrued liabilities	94,746	3,815
Advances from customers	430,616	-
Income tax and other taxes payable	5	23
Lease liability	203,627	-
Net cash used from operating activities	(546,626)	(265,263)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	595,285	300,251
Net cash used in financing activities	595,285	300,251

Effect of exchange rate changes on cash	9,308	2,567

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,967	37,555

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,555	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,522	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash activities
Shares issued for repayment of debt		$10,000
Related party forgiveness of debt		$52,087

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

On April 18, 2018, the Company entered into a Share Purchase Agreement with Mr. Ban Siong Ang and Mr. Dan Masters, pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Mr. Masters for an aggregate purchase price of $335,000 (the “Share Purchase”). As a result of the Share Purchase Agreement, the Company accepted the resignation of Dan Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation took place in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignation, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

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

The team consists of researchers whom have years of extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu was rewarded the “Harmony-Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing and recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian SME Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

Pursuant to the terms of the Share Transfer Agreement entered into by JSEL and Kangzi on January 17, 2019, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage at Kangzi, JSEL started accepting pre-orders for the Chamber in September 2019.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three and nine months ended December 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of December 31, 2019, the results of its operations for the three and nine months ended December 31, 2019 and 2018, and its cash flows for the nine months ended December 31, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2018.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2019.

As of December 31, 2019, the details of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	The PRC	100%

Kangzi	The PRC	60%

Non-controlling interest on the consolidated balance sheets is resulted from the consolidation of Kangzi, a 60% owned subsidiary. The portion of the income or loss applicable to the non-controlling interest in subsidiary is reflected in the consolidated statements of operations and comprehensive loss.

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

Other receivables

Other receivables consist of deposits and prepaid expenses for marketing and other brand promotion activities. Management reviews its other receivables on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of December 31, 2019 and 2018, the company recognized $24,499 and $0 as allowance for doubtful accounts.

Inventories

Inventories consist of finished goods, work in process, and raw materials. Inventories are stated at the lower of cost or market value. The Company applies the weighted average cost method to its inventory.

Advances to suppliers

Advances to suppliers are cash deposited for future inventory purchases. When the management determines that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. The management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of December 31, 2019 and 2018, the management did not notice any sign that advances would not be in receipts of inventories or refundable; therefore, no allowance was recognized.

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended, which supersedes the lease accounting guidance under Topic 840 and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

Operating leases are included in ROU assets and short-term and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, we use the industry incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

	Heyu Biological Shareholders’ Equity
	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2018	150,642,240	150,642	-	17,968,787	-	(18,173,542)	-	(54,113)
								-
1 for 464 reverse split	(150,317,580)	(150,318)	-	150,318	-	-	-	-
1 for 100 split	32,141,340	32,141	-	(32,141)	-	-	-	-
Common stock issued April 13, 2018	1,000,000,000	1,000,000		(990,000)				10,000
Common stock issued October 17, 2018	109,006,861	109,007						109,007
Shares to be cancelled			(109,007)					(109,007)
Foreign currency translation adjustment					2,567			2,567
Waiver of payable to ex-shareholder				52,087				52,087
Loss for the period	-	-	-	-	-	(247,777)	-	(247,777)

Balance at December 31, 2018	1,141,472,861	$1,141,473	$(109,007)	$17,149,050	$2,567	$(18,421,319)	$-	$(237,236)

	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	9,752	-	(445)	9,307
Loss for the period	-	-	-	-	-	(488,386)	(51,626)	(540,012)

Balance at September 30, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$12,319	$(18,909,705)	$(52,071)	$(767,941)

The accompanying notes are an integral part of these consolidated financial statements.

Foreign Currency

For fiscal year 2019, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended December 31, 2019 and 2018.

	As of December 31,
	2019	2018
RMB: US$ exchange rate	6.9668	6.8764

	The Year ended December 31,
	2019	2018
RMB: US$ exchange rate	6.9072	6.6146

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Revenue recognition

The Company has adopted the new revenue standard, ASC 606, Revenue from Contracts with Customers (“Topic 606”) for all periods presented. Consistent with the criteria of Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. Value-added tax that the Company collects concurrent with revenue-producing activities is excluded from revenue.

The Company generates revenue primarily from the sale of ferment juice products and health related accessories directly to a customer, such as a business or individual. The Company recognizes revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or shipped to our customers.

Selling expenses

Selling costs amounted to $23,790 and $0 for the year ended December 31, 2019 and 2018, respectively. Selling and handling costs are expensed as incurred and included in selling expenses.

General and administrative costs

General and administrative expenses include personnel expenses for executive, finance, and internal support personnel. In addition, general and administrative expenses include fees for bad debt costs, professional legal and accounting services, insurance, office space, banking and merchant fees, and other overhead-related costs.

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes. Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, as well as the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry-forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

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

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of December 31, 2019, and 1,141,472,861 shares issued and outstanding as of December 31, 2018.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net loss. Other comprehensive loss consists of a foreign currency translation adjustment resulting from the Company not using the United States dollar as its functional currencies.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of December 31, 2019 and 2018, there were no potentially dilutive shares.

	For the Year Ended December 31,
	2019	2018
Statement of Operations Summary Information:
Net loss	$(540,013)	$(147,797)
Weighted-average common shares outstanding - basic and diluted	1,111,010,670	758,974,259
Net loss per share, basic and diluted	$0.00	$0.00

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Effective January 1, 2018, the Company adopted the standard using the full retrospective method, which required the Company to adjust each prior reporting period presented. The adoption of ASC 606 did not have a material impact on the Company’s previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 2 – Revenue recognition for further details.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”) and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”), which supersedes the lease accounting requirements in ASC Topic 840, Leases. ASC 842 provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases.

On January 1, 2019, the Company adopted ASC 842, using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. The Company elected not to record assets and liabilities on its consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

There is no impact of applying ASC 842 on the Company’s consolidated balance sheet as of January 1, 2019, for leases classified as operating leases under ASC 840. The Company does not have finance lease arrangements as of December 31, 2019. See Note 7 for further discussion.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company is currently evaluating the potential impacts of ASU 2019-12 on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

During the year ended December 31, 2019, the Company had been unable to generate cash flows sufficient to support its operations despite of Kangzi’s business operation and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $18,909,705 and working capital deficit of $798,307 as of December 31, 2019. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of December 31, 2019	As of December 31, 2018

Bank Deposits-China & HK	95,522	37,555
	$95,522	$37,555

NOTE 4 – OTHER RECEIVABLE, NET

Other receivable consists of the following:

	As of December 31, 2019	As of December 31, 2018

Rental and POS machine deposits	14,241	-
Others	94,336	21,324
Less: Allowance for doubtful accounts	(24,499)	-
	$84,078	$21,324

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As of the date of this report, the Company has terminated the agreements related to Shanzhiling Acquisition; therefore, the related balance in the amount of $24,499 has been written off during the year ended December 31, 2019.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of December 31, 2019	As of December 31, 2018

Purchases of scientific research equipment	48,344	-
	$48,344	$-

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of December 31, 2019	As of December 31, 2018

Work in progress	421,533	-
	$421,533	$-

No impairment was provided for the inventories as of December 31, 2019.

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

As of September 1, 2019, company entered in lease agreement for the office space, the right-of-use asset is recognized as following:

	As of December 31, 2019	As of December 31, 2018

Operating lease right-of-use asset	202,976	-
	$202,976	$-

Operating lease liability consist both current and noncurrent component as the following:

	As of December 31, 2019	As of December 31, 2018

Operating lease liability - current portion	(31,017)
Operating lease liability	(172,610)	-
	$(203,627)	$-

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 1, 2019
Weighted Average Remaining Lease Term (Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2019	25,409
Fiscal 2020	77,074
Fiscal 2021	79,615
Fiscal 2022	54,206
Total Lease payments	236,304
Less Imputed interest	21,005
Present value of lease liabilities	$215,298

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of December 31, 2019	As of December 31, 2018

Advances from customers(1)	430,616	-
	$430,616	$-

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31, 2019	As of December 31, 2018

Accrued payroll	30,674	7,589
Other Payables	-	9,039
	$30,674	$16,628

Accrued payroll includes all company employee payroll liabilities as of December 31, 2019, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of December 31, 2019	As of December 31, 2018

Operating lease liability - current portion	(31,017)
Operating lease liability	(172,610)	-
	$(203,627)	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and 2018, the Company owed related parties $874,749 and $279,464, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a related party. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 10 – EQUITY

The Company recorded the following equity transactions during the year ended December 31, 2019:

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

The Company recorded the following equity transactions during the year ended December 31, 2018:

On March 12, 2018, the Board of the Company, with the consent of the majority shareholder, voted for a 1-for-464 reverse stock split. On April 11, 2018 the reverse split became effective.

On April 13, 2018, 1,000,000,000 shares were issued to a prior related party as a repayment of debt.

On April 18, 2018, the Company entered into a Share Purchase Agreement with Mr. Ban Siong Ang and Mr. Dan Masters, pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of Common Stock from Mr. Masters for an aggregate purchase price of $335,000. As a result of the Share Purchase Agreement, the Company accepted the resignation of Mr. Masters, as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation took place in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

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

NOTE 11 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

The Company’s subsidiaries, HP Technology Limited is incorporated in BVI and under the current laws of BVI, HP Technology Limited is not subject to tax on income or capital gain. In addition, payments of dividend by these subsidiaries to their shareholders are not subject to withholding tax in the BVI.

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