Form 10-Q
period 2020-03-31
Heyu Biological Technology Corp
filed 2020-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(86) 158 5924 0902

(Telephone number, including area code)

No Change

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares as of May 15, 2020.

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

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. In addition, there is uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains and economic activity in general. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash and cash equivalents	$22,546	$95,522
Accounts receivables	22,688	32,842
Other receivables, net	57,280	51,236
Advances to suppliers	6,095	48,344
Inventory	476,992	421,533
Total current assets	585,601	649,477

Non-current Assets
Operating lease right-of-use asset	176,512	202,976
Total non-current assets	176,512	202,976

Total Assets	$762,113	$852,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$14,117	$80,700
Accrued expenses and other payable	135,650	30,674
Advances from customers	437,384	430,616
Income tax and other taxes payable	13	28
Operating lease liability - current portion	31,917	31,017
Related party payables	855,340	874,749
Total current liabilities	1,474,421	1,447,784

Noncurrent liabilities
Operating lease liability	146,088	172,610
Total noncurrent liabilities	146,088	172,610

Total Liabilities	$1,620,509	$1,620,394

Stockholders' Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466,000 shares issued and outstanding respectively as of March 31, 2020 and December 31, 2019, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	17,712	12,319
Accumulated deficit	(18,995,325)	(18,909,705)
Stockholders' equity - HYBT and Subsidiaries	(796,097)	(715,870)
Noncontrolling interests in subsidiaries	(62,299)	(52,071)
Total stockholders' deficit	(858,396)	(767,941)

Total Liabilities and Stockholders' Deficit	$762,113	$852,453

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues, net	$1,395	$21,932

Cost of Revenues	$290	$12,873

Gross Profit	$1,105	$9,059

Operating expenses
Selling expenses	703	1,393
Administrative expenses	94,280	56,162
Total operating expenses	94,983	57,555

Loss on operations	(93,878)	(48,496)

Other Income(Expenses)	(490)	4

Loss on operations before income taxes	(94,368)	(48,492)

Income tax expense	-	-

Net Loss	$(94,368)	$(48,492)
Loss attributable to noncontrolling interests	(8,748)	(627)
Net loss attributable to HYBT shareholders	(85,620)	(47,865)

Other Comprehensive Income
Foreign currency translation adjustment	6,874	927
Total Comprehensive Loss	$(78,746)	$(46,938)
Total comprehensive income attributable to noncontrolling interests	(1,481)	(8)
Total comprehensive loss attributable to HYBT shareholders	(80,227)	(46,946)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,045,789,061

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(94,368)	$(48,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	10,154	-
Other receivables, net	(6,044)	(3,175)
Advances to suppliers	42,249	-
Inventory	(55,459)	(17,821)
Operating lease right-of-use asset	26,464	-
Accounts payable and accrued liabilities	(66,583)	2,508
Accrued expenses and other payable	104,976	-
Advances from customers	6,768	-
Income tax and other taxes payable	(15)	(19)
Lease liability	(25,622)	-
Net cash used from operating activities	(57,480)	(66,999)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	(19,408)	127,010
Net cash used in financing activities	(19,408)	127,010

Effect of exchange rate changes on cash	3,912	927

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(72,976)	60,938

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,522	37,555

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,546	$98,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders' Deficit

	Heyu Biological Shareholders' Equity
	Common Stock			Additional	Accumulated Other		Non -
	Number of shares	Par value	Shares to be cancelled	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	9,752	-	(445)	9,307
Loss for the period	-	-	-	-	-	(488,386)	(51,626)	(540,012)

Balance at March 31, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$12,319	$(18,909,705)	$(52,071)	$(767,941)

	Common Stock			Additional	Accumulated Other		Non -
	Number of shares	Par value	Shares to be cancelled	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2020	1,032,466,000	1,032,466		17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	-	5,393	-	(1,481)	3,912
Loss for the period	-	-	-	-	-	(85,620)	(8,747)	(94,367)

Balance at March 31, 2020	1,032,466,000	$1,032,466	$-	$17,149,050	$17,712	$(18,995,325)	$(62,299)	$(858,396)

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

On April 18, 2018, the Company entered into a share purchase agreement with Mr. Ban Siong Ang and Mr. Dan Masters (the “Share Purchase Agreement”), pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”), from Mr. Masters for an aggregate purchase price of $335,000 (the “Share Purchase”). As a result of the Share Purchase, Dan Masters resigned from his positions at the Company as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation took place in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’ resignation, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation and applied for a new ticker symbol “HYBT”.

During 2018, the Company established the following subsidiaries: (1) HP Technology Limited, a British Virgin Islands business company incorporated on September 20, 2018, and (2) Heyu Healthcare Technology Limited, a Hong Kong company incorporated on March 29, 2018. On November 5, 2018, the Company acquired the following subsidiary: Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on November 16, 2017.

On January 17, 2019, JSEL entered into a share transfer agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual with an address at No. 68 Chengde South Road, Qingpu District, Huaian City, Jiangsu Province, the PRC. Mr. Xu owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”). JSEL received 60% of the outstanding equity interest of Kangzi from Mr. Xu for the purpose of developing a joint venture in selling medical equipment. It was Mr. Xu and JSEL’s intention that JSEL would fund the operations of Kangzi in proportion to JSEL’s equity interest in Kangzi. At the time of the share transfer, Kangzi owned no assets and conducted no business operation.

In March 2019, the Company entered into a raspberry purchase agreement and a raspberry juice processing agreement with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”). Pursuant to the agreements, the Company would purchase six tons of raspberry from Ditiantai, which would be processed by Ditiantai into raspberry juice and deliver to the Company. The Company would then sell the raspberry juice to a corporate buyer and five individual buyers. The Company, however, does not plan to engage in the business of selling raspberry juice in the long term.

Since the beginning of 2019, Mr. Xu has led the core research and development team of Kangzi to develop and manufacture a new medical product, the Submillimeter Wave (Terahertz) Quantized Space Therapy Chamber (the “Chamber”). Utilizing submillimeter waves, the Chamber is a medical equipment designed to treat cancer through cold nuclear fusion caused by cosmic ray muons in an enclosed chamber. We believe that exposure to an appropriate amount of submillimeter waves would accelerate the generation of a large number of cosmic ray muons inside the human body and that such cosmic ray muons could further facilitate cold nuclear fusion, which could reverse the cancer by converting selenium into nickel inside cells.

Our team consists of researchers who have years of extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had extensive professional experience in the aforementioned fields and has served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu received the “Harmony-Person of the Year in China” award at the “2011 Harmony China Annual Summit” in Beijing. He was recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. Mr. Xu also received the “2013 China Economic Outstanding Contribution Award” from the Organizing Committee of Boau Forum on Asian SME Development.

Pursuant to the terms of the share transfer agreement entered into by JSEL and Kangzi on January 17, 2019, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage, JSEL started accepting pre-orders for the Chamber in September 2019.

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These measures may cause severe business disruptions to our customers and suppliers, and may also lead to postponement of payment from these parties. Accordingly, our business, results of operations and financial condition may be adversely affected. We suspended our business operation in early February 2020 due to government mandates. We partially recovered our business operation on February 17, 2020, and we fully resumed our business operations on March 1, 2020. Due to the continuous and rapid development of the COVID-19 outbreak, which was categorized as a pandemic by the World Health Organization on March 11, 2020, the extent of the negative impact of COVID-19 outbreak on our business is currently uncertain.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three ended March 31, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, the details of the consolidating subsidiaries are as follows:

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for doubtful accounts taking into consideration various factors, including but not limited to historical collection experience and credit-worthiness of the debtors, as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

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

Foreign Currency

For fiscal year 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended March 31, 2020 and 2019

	As of
	March 31, 2020	December 31, 2019
RMB: US$ exchange rate	7.0876	6.9798

	Three months ended March 31,
	2020	2019
RMB: US$ exchange rate	6.9798	6.8618

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

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of March 31, 2020, and December 31, 2019.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of March 31, 2020 and 2019, there were no potentially dilutive shares.

	For the Three Months Ended March 31,
	2020	2019
Statement of Operations Summary Information:
Net loss	($94,391)	($147,797)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,045,789,061
Net loss per share, basic and diluted	$0.00	$0.00

NOTE 2 – GOING CONCERN

During the quarter ended March 31, 2020, the Company had been unable to generate cash flows sufficient to support its operations despite of Kangzi’s business operation and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $18,995,325 and working capital deficit of $888,820 as of March 31, 2020. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of March 31, 2020, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. As of March 31, 2020, we have borrowed from such shareholder a total of $855,340 for working capital purposes. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources. If the Company is unable to raise capital from external sources when required, there will be a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking an operating company with which to merge or acquire. In the foreseeable future, the Company will rely on related parties, such as its controlling shareholder, to provide advances to funds general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of March 31, 2020	As of December 31, 2019

Bank Deposits-China & HK	22,546	95,522
	$22,546	$95,522

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of March 31, 2020	As of December 31, 2019

Rental and POS machine deposits	13,998	14,241
Others	43,282	61,494
Less: Allowance for doubtful accounts	-	(24,499)
	$57,280	$51,236

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd. (the “Acquirer”), a Chinese biotechnology product manufacturing corporation, whereby the Acquirer agreed to acquire 51% of the outstanding capital of the Company subject to certain adjustment provisions (the “Shanzhiling Acquisition”). As of the date of this report, the Company has terminated the agreements related to Shanzhiling Acquisition; therefore, the related balance in the amount of $24,499 has been written off during the quarter ended March 31, 2019.

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the quarter ended March 31, 2020.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of March 31, 2020	As of December 31, 2019

Purchases of scientific research equipment	6,095	48,344
	$6,095	$48,344

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of March 31, 2020	As of December 31, 2019

Working in process	416,887	421,533
Inventories - raw materials	60,105	-
	$476,992	$421,533

No impairment was provided for the inventories as of March 31, 2020.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

As of September 1, 2019, the Company entered in lease agreement for the office space, the right-of-use asset is recognized as following:

	As of March 31, 2020	As of December 31, 2019

Operating lease right-of-use asset	176,512	202,976
	$176,512	$202,976

Operating lease liability consist both current and noncurrent component as the following:

	As of March 31, 2020	As of December 31, 2019

Operating lease liability - current portion	(31,917)	(31,017)
Operating lease liability	(146,088)	(172,610)
	$(178,005)	$(203,627)

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 1, 2019
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases

Fiscal 2020	68,356
Fiscal 2021	74,161
Fiscal 2022	52,101
Total Lease payments	194,618
Less Imputed interest	17,717
Present value of lease liabilities	$176,901

NOTE 8 – ADVANCES FROM CUSTOMERS

	As of March 31, 2020	As of December 31, 2019

Advances from customers(1)	437,384	430,616
	$437,384	$430,616

(1)	On October 15 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of March 31, 2020	As of December 31, 2019
Accrued payroll	51,294	30,674
Other Payables	84,356	80,700
	$135,650	$111,374

Accrued payroll includes all company employee payroll liabilities as of March 31, 2020, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of March 31, 2020	As of December 31, 2019
Operating lease liability - current portion	(31,917.00)	(31,017.00)
Operating lease liability	(146,088.00)	(172,610.00)
	$(178,005.00)	$(203,627.00)

NOTE 10 – RELATED PARTY TRANSACTIONS

As of March 31, 2020, and December 31, 2019, the Company owed related parties $855,340 and $874,749, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 11 – EQUITY

The Company had not recorded any equity transactions during the three months ended March 31, 2020.

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

On April 18, 2018, the Company entered into a share purchase agreement (the “SPA”) with Mr. Ban Siong Ang (the “Purchaser”) and Mr. Dan Masters (the “Seller”), pursuant to which the Purchaser acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”) from Seller for an aggregate purchase price of $335,000 (“Share Purchase”). As a result of the Share Purchase, Dan Masters resigned from his positions at the Company as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board. This resignation took place in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’ resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer.

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation and applied for a new ticker symbol HYBT. On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of Common Stock from 150,000,000 to 2,000,000,000.

On September 11, 2018, the Nevada Secretary of State approved the Company’s amendment to its Articles of Incorporation to effectuate a 100-for-1 forward stock split (the “Forward Split”). Subsequently, the Company’s total issued and outstanding shares of Common Stock increased from 10,324,660 to 1,032,466,000 shares, with the par value unchanged at $0.001.

On September 25, 2018, the Financial Industry Regulatory Authority, Inc. (the “FINRA”) announced the effectiveness of the Forward Split, with an Effective Date of September 25, 2018 and a Pay Date of September 24, 2018. There were no fractional shares issued in the Forward Split and stockholders were not required to present certificates for exchange. The Forward Split would be payable directly to each stockholder by the issuance of shares representing the split differential.

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd (the “Acquirer”), a Chinese biotechnology product manufacturing corporation. According to the letter of intent, the Acquirer agreed to acquire 51% of the outstanding capital of the Company, subject to certain adjustment provisions (the “Shanzhiling Acquisition”). The closing of the Shanzhiling Acquisition is subject to customary terms and conditions, including, but not limited to, completion of due diligence, negotiation and execution of definitive transaction documents between the parties, and the delivery of audited and unaudited financial statements of the Target. In addition, completion of the transaction is subject to approval by our Board.

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

Pursuant to the terms of certain share transfer agreement entered into by JSEL and Kangzi on January 17, 2019, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage at Kangzi, JSEL started accepting pre-orders for the Chamber in September, 2019. On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month. During the clinical trial, JSEL shall provide training sessions regarding the proper operation of the Chamber to Saikun’s employees. Both Saikun and JSEL are obligated to find third-party hospitals whom will agree to act as partners to co-host the clinical trial and patients whom will be voluntarily willing to undergo treatment provided by the Chamber. While Saikun is responsible for various expenses related to the clinical trial, JSEL is responsible for communicating with patients receiving treatment and other patient-related administrative matters. When JSEL determines that Saikun is capable of properly operating the Chamber and managing activities related to the Chamber, Saikun may request JSEL to move the Chamber to a location designated by Saikun and reinstall it. Furthermore, upon the successful completion of the clinical trial, JSEL shall provide Saikun governmental permits necessary for the operation of the Chamber, and Saikun shall operate the Chamber and provide related services to patients under the supervision of JSEL. In addition, JSEL shall transfer the right of using the Chamber and any beneficiary right affiliated to using the Chamber to Saikun upon receiving the full amount of payment from Saikun. JSEL, nevertheless, owns all the intellectual property rights affiliated with the Chamber. If the two parties decide to terminate the Clinical Cooperation Agreement prior to the expiration of the term, Saikun’s right of using the Chamber during the term is still effective as long as its use of the Chamber does not infringe any of JSEL’s intellectual property rights affiliated with the Chamber. The two parties agreed that the term of the Clinical Cooperation Agreement would not end until Kangzi successfully obtains permits issued by relevant government entities supervising development and sale of medical equipment.

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

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These measures may cause severe business disruptions to our customers and suppliers, and may also lead to postponement of payment from these parties. Accordingly, our business, results of operations and financial condition may be adversely affected. We suspended our business operation in early February 2020 due to government mandates. We partially recovered our business operation on February 17, 2020, and we fully resumed our business operations on March 1, 2020. Due to the continuous and rapid development of the COVID-19 outbreak, which was categorized as a pandemic by the World Health Organization on March 11, 2020, the extent of the negative impact of COVID-19 outbreak on our business is currently uncertain.

Liquidity and Capital Resources

As of March 31, 2020, we had assets of $762,113, which consisted current assets of $22,546 in cash, $22,688 in accounts receivables, $57,280 in other receivables, $6,095 as advances to suppliers, $476,992 as inventory, and noncurrent asset of $176,512 as operating lease right-of-use asset. We had liabilities of $1,620,509, which consisted of current liabilities of $14,117 in accounts payable, $135,650 in accrued expenses and other payables, $437,384 in advances from customers, $13 in taxes payable, $855,340 in related party payables, and $31,917 in short-term operating lease liabilities. We also had recognized long-term operating lease liabilities of $146,088 as noncurrent liabilities. We had an accumulated deficit of $18,995,325.

As of December 31, 2019, we had assets of $852,453, which mainly consisted of $95,522 in cash and cash equivalents, $421,533 in inventory, and $202,976 in operating lease right-of-use. As of December 31, 2019, we had liabilities of $1,620,394, which mainly consisted of $111,374 in accounts payable, $430,616 in advances from customers, $28 in other taxes payables, $874,749 in related party payables, and $172,610 in operating lease liabilities. We also had an accumulated deficit of $18,909,705. As we started our business operations in 2019, our director advanced the daily operating expenses throughout the year.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of March 31, 2020, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand.  As of March 31, 2020, the Company has borrowed a total of $855,340 from such shareholder. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

Results of Operations

From December 28, 2016 to September 6, 2019, we were a shell company without any substantive assets or operations. Since September 7, 2019, we ceased to be a shell company and adopted the business of Kangzi, receiving our first preordering payment from Saikun. For a more detailed description, please see “Overview” above.

Comparison of the Three Months Ended March 31, 2020 and 2019

Our revenues during the three months ended March 31, 2020, were $1,395, and the cost of revenues was $290, as compared to $21,932 and $12,873 for the same period in 2019, respectively. The decreases in revenues and cost of revenues were due to the negative impact of the COVID-19 outbreak on our business operations. As our prospective customers’ businesses had been adversely affected by the COVID-19 outbreak, the demand for our products and services decreased. Moreover, prior to March 1, 2020, our sales and marketing team could not implement offline sales and marketing strategies as originally planned due to the COVID-19 outbreak. As a result, we were unable to secure the same amount of new revenue sources during the quarter ended March 31, 2020 as compared to the same period in 2019. As of the date of this quarterly report, China has shown signs of COVID-19 slowdown and Chinese industries have partially resumed businesses as government officials started to ease the restrictive measures. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited, and our revenues will start growing again as we resume our business activities.

We had incurred selling expenses of $703 and administrative expenses of $94,280 during the three months ended March 31, 2020, as compared to $1,393 and $56,162 for the same period in 2019, respectively. The decrease in selling expenses was mainly due to the Company’s decreased sales activities during the period. The increase in administrative expenses was mainly due to increased office rental expenses and employment expenses during the period. We might incur operating expenses without sufficient revenues, as we have recently determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. However, by the end of September 2019, we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenues.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises doubt about the Company’s ability to continue as a going concern. The Company had an accumulated deficit of $18,995,325 and a net loss of $94,368 for the three months ended March 31, 2020. As the development of the Chamber enters its final stage and our subsidiary, JSEL, has started accepting pre-orders in September 2019, we believe that the Company will generate more revenues as the number of orders for the Chamber increases in the future, covering our operating expenses.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of March 31, 2020, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our Quarterly Report on Form 10-Q, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations and Comprehensive Income, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Stockholder’s Deficit, and (v) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
Dated: May 15, 2020	Title:	Chief Executive Officer

	By:	/s/ Wendy Wei Li
	Name:	Wendy Wei Li
Dated: May 15, 2020	Title:	Chief Financial Officer