Form 10-Q
period 2020-06-30
Heyu Biological Technology Corp
filed 2020-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares of common stock as of August 14, 2020.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$4,048	$95,522
Accounts receivables	-	32,842
Other receivables, net	45,091	51,236
Advances to suppliers	6,112	48,344
Inventory	466,893	421,533
Total current assets	522,144	649,477

Non-current Assets
Operating lease right-of-use asset	159,696	202,976
Total non-current assets	159,696	202,976
Total Assets	$681,840	$852,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,504	$80,700
Accrued expenses and other payable	150,171	30,674
Advances from customers	426,656	430,616
Income tax and other taxes payable	27	28
Operating lease liability - current portion	33,437	31,017
Related party payables	872,425	874,749
Total current liabilities	1,499,220	1,447,784

Noncurrent liabilities
Operating lease liability	128,397	172,610
Total noncurrent liabilities	128,397	172,610
Total Liabilities	$1,627,617	$1,620,394

Stockholders’ Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466 shares issued and outstanding respectively as of June 30, 2020 and December 31, 2019, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	16,080	12,319
Accumulated deficit	(19,081,151)	(18,909,705)
Stockholders’ equity - HYBT and Subsidiaries	(883,555)	(715,870)
Noncontrolling interests in subsidiaries	(62,222)	(52,071)
Total stockholders’ deficit	(945,777)	(767,941)
Total Liabilities and Stockholders’ Deficit	$681,840	$852,453

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue, net	$34,388	$27,998	$35,783	$49,930

Cost of Revenue	$16,899	$15,399	$17,189	$28,272

Gross Profit	$17,489	$12,599	$18,594	$21,658

Operating expenses
Selling expenses	5,523	(8)	6,226	1,385
Administrative expenses	97,817	153,540	192,097	209,702
Total operating expenses	103,340	153,532	198,323	211,087

Loss on operations	(85,851)	(140,933)	(179,729)	(189,429)

Other Income(Expenses)	(141)	(1,341)	(631)	(1,337)

Loss on operations before income taxes	(85,992)	(142,274)	(180,360)	(190,766)

Income tax expense	-	-	-	-

Net Loss	$(85,992)	$(142,274)	$(180,360)	$(190,766)
Loss attributable to noncontrolling interests	(166)	(17,616)	(8,914)	(18,242)
Net loss attributable to HYBT shareholders	(85,826)	(124,658)	(171,446)	(172,524)

Other Comprehensive Income
Foreign currency translation adjustment	(1,875)	2,491	4,999	3,418
Total Comprehensive Loss	$(87,701)	$(122,167)	$(166,447)	$(169,106)
Total comprehensive income attributable to noncontrolling interests	243	(218)	(1,238)	(226)
Total comprehensive loss attributable to HYBT shareholders	(87,458)	(122,385)	(167,685)	(169,332)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,019,289,346	1,032,466,000	1,080,043,580

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	3,192	-	(226)	2,966
Loss for the period	-	-	-	-	-	(172,523)	(18,242)	(190,765)

Balance at June 30, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$5,759	$(18,593,842)	$(18,468)	$(425,035)

	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2020	1,032,466,000	1,032,466		17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	-	3,761	-	(1,238)	2,523
Loss for the period	-	-	-	-	-	(171,446)	(8,913)	(180,359)

Balance at June 30, 2020	1,032,466,000	$1,032,466	$-	$17,149,050	$16,080	$(19,081,151)	$(62,222)	$(945,777)

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(180,360)	$(190,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt written off - other receivable		$27,387
Change in assets and liabilities
Accounts receivable	32,842	-
Other receivables, net	6,145	(16,469)
Advances to suppliers	42,232	(63,068)
Inventory	(45,360)	(187,500)
Operating lease right-of-use asset	43,280
Accounts payable and accrued liabilities	(64,196)	38,115
Accrued expenses and other payable	119,497
Advances from customers	(3,960)
Income tax and other taxes payable	(1)
Lease liability	(41,793)	-
Net cash used from operating activities	(91,674)	(392,301)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	(2,324)	508,215
Net cash used in financing activities	(2,324)	508,215

Effect of exchange rate changes on cash	2,524	2,966

NET INCREASE IN CASH AND CASH EQUIVALENTS	(91,474)	118,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,522	37,555

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,048	$156,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

On April 18, 2018, the Company entered into a share purchase agreement with Mr. Ban Siong Ang and Mr. Dan Masters (the “Share Purchase Agreement”), pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”), from Mr. Masters for an aggregate purchase price of $335,000 (the “Share Purchase”). As a result of the Share Purchase, Dan Masters resigned from his positions as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of the Company. Such resignations took place in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

On April 18, 2018, to fill the vacancies created by Mr. Masters’ resignation, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as the Executive Director of the Company. Ms. Wendy Li was appointed as the Chief Financial Officer of the Company.

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

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These measures have caused substantial disruptions to our business operations and most of our staff members were forced to work from home until March 1, 2020. Accordingly, our business, results of operations and financial condition were adversely affected. We suspended our business operation in early February 2020 due to government mandates. We partially recovered our business operation on February 17, 2020, and we fully resumed our business operations on March 1, 2020. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. We have experienced significant growth in sales during the fiscal quarter ended June 30, 2020, as compared to that of the fiscal quarter ended March 31, 2020. Our management believes that our revenues will keep growing in the upcoming fiscal quarters.

On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which we agreed to jointly improve the plant based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and can be renewed upon mutual agreement of both parties. The original plant based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and the Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of gross proceeds from the sales of such improved product. By the end of April 2020, we have had generated revenues of approximately $5,693.25 through sales of the improved product.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of June 30, 2020, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

September 1, 2019
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2020	39,334
Fiscal 2021	80,378
Fiscal 2022	54,725
Total Lease payments	174,437
Less Imputed interest	12,603
Present value of lease liabilities	$161,834

Foreign Currency

For fiscal year 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended June 30, 2020 and 2019.

	As of
	June 30, 2020	December 31, 2019
RMB: US$ exchange rate	7.0682	6.9798

	Six months ended June 30,
	2020	2019
RMB: US$ exchange rate	7.0324	6.8618

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of June 30, 2020, and December 31, 2019.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of June 30, 2020 and 2019, there were no potentially dilutive shares.

	For the Quarter Ended June 30,
	2020	2019
Statement of Operations Summary Information:
Net loss	$(180,360)	$(190,766)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,080,043,580
Net loss per share, basic and diluted	$0.00	$0.00

NOTE 2 – GOING CONCERN

During the quarter ended June 30, 2020, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,081,151 and working capital deficit of $977,076 as of June 30, 2020. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of June 30, 2020, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. As of June 30, 2020, we have borrowed from such shareholder a total of $872,425 for working capital purposes. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of June 30, 2020	As of December 31, 2019

Bank Deposits-China & HK	4,048	95,522
	$4,048	$95,522

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of June 30, 2020	As of December 31, 2019

Rental and POS machine deposits	14,037	14241
Others	31,054	61,494
Less: Allowance for doubtful accounts	-	(24,499)
	$45,091	$51,236

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the quarter ended June 30, 2020.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of June 30, 2020	As of December 31, 2019

Purchases of scientific research equipment	6,112	48,344
	$6,112	$48,344

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of June 30, 2020	As of December 31, 2019

Working in process	418,028	421,533
Inventories - raw materials	48,865	-
	$466,893	$421,533

No impairment was provided for the inventories as of June 30, 2020.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of June 30, 2020	As of December 31, 2019

Operating lease right-of-use asset	159,696	202,976
	$159,696	$202,976

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2020	As of December 31, 2019

Operating lease liability - current portion	(33,437))	(31,017)
Operating lease liability	(128,397))	(172,610)
	$(161,834))	$(203,627)

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 1, 2019
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating
Leases

Fiscal 2020	39,334
Fiscal 2021	80,378
Fiscal 2022	54,725
Total Lease payments	174,437
Less Imputed interest	12,603
Present value of lease liabilities	$161,834

NOTE 8 – ADVANCES FROM CUSTOMERS

	As of June 30, 2020	As of December 31, 2019

Advances from customers	426,656	430,616
	$426,656	$430,616

(1)	On October 15 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30, 2020	As of December 31, 2019

Accrued payroll	65,602	30,674
Other Payables	84,569	80,700
	$150,171	$111,374

Accrued payroll includes all company employee payroll liabilities as of June 30, 2020, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2020	As of December 31, 2019

Operating lease liability - current portion	(33,437)	(31,017)
Operating lease liability	(128,397)	(172,610)
	$(161,834)	$(203,627)

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2020, and December 31, 2019, the Company owed related parties $872,425 and $874,749, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 11 – EQUITY

The Company had not recorded any equity transactions during the quarter ended June 30, 2020.

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

On April 18, 2018, to fill the vacancies created by Mr. Masters’ resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as the Executive Director of the Company. Ms. Wendy Li was appointed as the Chief Financial Officer.

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

On October 8, 2018, the Company entered into a non-binding letter of intent with Fujian Shanzhiling Biological Technology Co., Ltd (the “Acquirer”), a Chinese biotechnology product manufacturing corporation. According to the letter of intent, the Acquirer agreed to acquire 51% of the outstanding capital of the Company, subject to certain adjustment provisions (the “Shanzhiling Acquisition”). The closing of the Shanzhiling Acquisition is subject to customary terms and conditions, including, but not limited to, completion of due diligence, negotiation and execution of definitive transaction documents between the parties, and the delivery of audited and unaudited financial statements of the Target. In addition, completion of the transaction is subject to approval by our Board. As of the date of this report, the Company has abandoned the Shanzhiling Acquisition due to unsatisfactory due diligence report conducted by a third-party due diligence company.

On October 18, 2018, the Company entered into a non-binding memorandum of cooperation with Luoyang Ditiantai Agricultural Development Co., Ltd. (“Ditiantai”), a Chinese industrial agricultural chain enterprise, and on October 19, 2018, the Company entered into a non-binding letter of intent with Ditiantai. Pursuant to the two documents, the Company agreed to acquire 51% of the outstanding capital of Ditiantai subject to certain adjustment provisions (the “Ditiantai Acquisition”). As of the date of this report, the Company has abandoned the Ditiantai Acquisition due to unsatisfactory due diligence report conducted by a third-party due diligence company.

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

On January 17, 2019, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. (“JSEL”), a limited liability company organized under the laws of the People’s Republic of China (the “PRC”), and an indirect wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Share Transfer Agreement”) with Mr. Yu Xu (“Mr. Xu”), an individual who owned 90% of the equity interests of Shanghai Kangzi Medical Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Kangzi”). Pursuant to the Share Transfer Agreement, Mr. Xu transferred 60% of the equity interests of Kangzi to JSEL on January 17, 2019 for the purpose of developing a joint venture in the business of selling medical equipment. In return, JSEL would fund the operations of Kangzi in proportion to its equity interest in Kangzi. Kangzi owned no assets and conducts no business operation of its own.  As a result, as of January 17, 2019, Kangzi became an indirect subsidiary of the Company.

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

Since the beginning of 2019, Mr. Xu has led the core research and development team of Kangzi to develop and manufacture a new medical product, the Submillimeter Wave (Terahertz) Quantized Space Therapy Chamber (the “Chamber”). Utilizing submillimeter waves, the Chamber is a medical equipment designed to treat cancer through cold nuclear fusion caused by cosmic ray muons in an enclosed chamber. Specifically, we believe that exposure to an appropriate amount of submillimeter waves could accelerate the generation of a large number of cosmic ray muons inside the human body and that such cosmic ray muons could further facilitate cold nuclear fusion, which could reverse the cancering process by converting selenium into nickel inside cells.

The core research and development team consist of researchers who had extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, the chairman and chief scientist of Shanghai Guangcon New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu was awarded the “Harmony Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing. He was also jointly recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian SME Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

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

To prepare for mass production of the Chambers, Kangzi is conducting clinical experiments to make further improvements on Chamber and adjusting features of the mass-production mold for Chamber. Kangzi is also in the process of obtaining official governmental permits from relevant government authorities to produce and sell Chambers on a national scale. As its long-term business strategy, Kangzi focuses on researching, developing, and manufacturing high-technology medical equipment while targeting both individual and institutional customers. It plans to mass-produce Chambers in small and medium sizes, establish operation centers to sell Chambers in various cities across China, and initiate advertising and marketing campaigns on different media platforms. Kangzi will also monetize on services provided to customers who use Chambers and other medical products. As of the date of this quarterly report, we are still in the clinical experiment phase and Kangzi is still in the process of obtaining official governmental permits from relevant government authorities to produce and sell Chambers on a national scale. There is no assurance that we will obtain the official governmental permits.

In addition to business activities related to the Chamber, the Company is also conducting research, development, manufacturing, and sale of healthcare equipment and plant based disinfectant spray for treating skin infections and disinfecting wounds. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which we agreed to jointly improve the plant based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and can be renewed upon mutual agreement of both parties. The original plant based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and the Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of gross proceeds from the sales of such improved product. By the end of April 2020, we have had generated revenues of approximately $5,693.25 through sales of the improved product. In the near future, the Company aims to standardize the production and sale of healthcare equipment and plant based disinfectant spray, while increasing its brand awareness in the healthcare markets.

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These measures have caused severe disruptions to our business operations and most of our staff members were forced to work from home until early March 1, 2020. Accordingly, our business, results of operations and financial condition may be adversely affected. We suspended our business operation in early February 2020 due to government mandates. We partially recovered our business operation on February 17, 2020, and we fully resumed our business operations on March 1, 2020. Due to the continuous and rapid development of the COVID-19 outbreak, which was categorized as a pandemic by the World Health Organization on March 11, 2020. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. Our management expects that results of operations will increase in the coming fiscal quarter.

Liquidity and Capital Resources

As of June 30, 2020, we had assets of $681,840, which consisted of current assets of $4,048 in cash, $45,091 in other receivables, $6,112 as advances to suppliers, $466,893 as inventory, and noncurrent asset of $159,696 as operating lease right-of-use asset. We had liabilities of $1,627,617, which consisted of current liabilities of $16,504 in accounts payable, $150,171 in accrued expenses and other payables, $426,656 in advances from customers, $27 in taxes payable, $872,425 in related party payables, and $33,437 in short-term operating lease liabilities. We also had recognized long-term operating lease liabilities of $128,397 as noncurrent liabilities. We had an accumulated deficit of $19,081,151.

As of December 31, 2019, we had assets of $852,453, which mainly consisted of $95,522 in cash and cash equivalents, $421,533 in inventory, and $202,976 in operating lease right-of-use. As of December 31, 2019, we had liabilities of $1,620,394, which mainly consisted of $111,374 in accounts payable, $430,616 in advances from customers, $28 in other taxes payables, $874,749 in related party payables, and $172,610 in operating lease liabilities. We also had an accumulated deficit of $18,909,705. Since we started our business operations in March 2019, our director has been advancing the Company’s daily operating expenses.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of March 31, 2020, we had borrowed a total of $872,425 from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand.  As of June 30, 2020, the Company has borrowed a total of $872,425 from such shareholder. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

Results of Operations

From December 28, 2016 to September 6, 2019, we were a shell company without any substantive assets or operations. Since September 7, 2019, we ceased to be a shell company and adopted the business of Kangzi, receiving our first preordering payment from Saikun. For a more detailed description, please see “Overview” above.

Comparison of the Three Months Ended June 30, 2020 and 2019

Our revenues during the three months ended June 30, 2020, were $34,388, and cost of revenues was $16,899, as compared to revenues of $27,998 and cost of revenues $15,399 for the same period in 2019, respectively. We started our business activities in mid-March 2019, but our revenue has not increased significantly since then mainly due to the COVID-19 outbreak, which resulted in a negative impact on our business and results of operations. As the Chinese economy has been negatively impacted by the COVID-19 outbreak, the demand for our products and services decreased. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which we agreed to jointly improve the plant based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and can be renewed upon mutual agreement of both parties. The original plant based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and the Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of gross proceeds from the sales of such improved product. By the end of April 2020, we have had generated revenues of approximately $5,693.25 through sales of the improved product. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited. We have experienced significant growth in sales during the fiscal quarter ended June 30, 2020, as compared to that of the fiscal quarter ended March 31, 2020. Our management believes that our revenues will keep growing in the upcoming fiscal quarters.

We had incurred selling expenses of $5,523 and administrative expenses of $97,817 during the three months ended June 30, 2020, as compared to negative $8 and positive $153,540 for the same period in 2019, respectively. The increase in selling expenses was mainly due to the launch of new plant based anti-virus products sales activities during the period. The increase in administrative expenses was mainly due to increased office rental expenses and employment expenses during the period. We might incur operating expenses without sufficient revenues, as we have recently determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. By the end of September 2019, we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenues. As of the date of this report, we have yet to fulfill our obligations under the agreement.

Comparison of the Six Months Ended June 30, 2020 and 2019

Our revenues during the six months ended June 30, 2020, were $35,783, and the cost of revenues was $17,189, as compared to $49,930 and $28,272 for the same period in 2019, respectively. The decreases in revenues and cost of revenues were due to the negative impact of the COVID-19 outbreak on our business operations. As our prospective customers’ businesses had been adversely affected by the COVID-19 outbreak, the demand for our products and services decreased. Moreover, prior to March 1, 2020, our sales and marketing team could not implement offline sales and marketing strategies as originally planned due to the COVID-19 outbreak. As a result, we were unable to secure the same amount of new revenue sources during the quarter ended March 31, 2020 as compared to the same period in 2019. As of the date of this quarterly report, China has shown signs of COVID-19 slowdown and Chinese industries have partially resumed businesses as government officials started to ease the restrictive measures. However, on March 17, 2020, we have reached a business service cooperation agreement with a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, we will jointly optimize the plant origin anti-virus series products, and by the quarter ended June 30, 2020, we have already generate revenue from sales of the plant origin anti-virus series products. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited, and our revenues will start growing again as we resume our business activities.

We had incurred selling expenses of $6,226 and administrative expenses of $192,097 during the six months ended June 30, 2020, as compared to negative $1,385 and $209,702 for the same period in 2019, respectively. The increase in selling expenses was mainly due to the Company launched new plant origin anti-virus series products sales activities during the period. The decrease in administrative expenses was mainly due to decreased consulting expenses during the period. We might incur operating expenses without sufficient revenues, as we have recently determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. However, by the end of September 2019, we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenues. As of the date of this report, we have yet to fulfill our obligations under the agreement.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2020, the Company had an accumulated deficit of $19,081,151, and a net loss of $85,992 and $180,360 for the three and six months ended June 30, 2020, respectively. It is relying on advances from its officer and director to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of June 30, 2020, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or US GAAP. To remediate the material weakness, our Chief Financial Officer, as a member of CPA Australia, hence a Certified Public Accountant in Australia, has attended professional trainings regarding applying US GAAP on a regular basis. In the near future, we also intend to hire more personnel with sufficient training and experience in US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

Dated: August 14, 2020	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: August 14, 2020	By:	/s/ Wendy Li
	Name:	Wendy Li
	Title:	Chief Financial Officer