Form 10-Q
period 2020-09-30
Heyu Biological Technology Corp
filed 2020-11-16
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares of common stock as of November 13, 2020.

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Report”), financial statements, and notes to financial statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial conditions. Forward-looking statements may appear throughout this Report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following section: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. In addition, there is uncertainty about the spread of the Coronavirus Disease 2019 (“COVID-19”) and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains, and economic activities in general. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$3,277	$95,522
Accounts receivables	-	32,842
Other receivables, net	64,646	51,236
Prepaid expenses	27,427	-
Advances to suppliers	19,055	48,344
Inventory	481,438	421,533
Total current assets	595,843	649,477

Non-current Assets
Operating lease right-of-use asset	147,712	202,976
Total non-current assets	147,712	202,976

Total Assets	$743,555	$852,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,152	$80,700
Accrued expenses and other payable	236,599	30,674
Advances from customers	484,674	430,616
Income tax and other taxes payable	31	28
Operating lease liability - current portion	75,723	31,017
Related party payables	898,344	874,749
Total current liabilities	1,712,523	1,447,784

Noncurrent liabilities
Operating lease liability	74,655	172,610
Total noncurrent liabilities	74,655	172,610

Total Liabilities	$1,787,178	$1,620,394

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466,000 shares issued and outstanding respectively as of September 30, 2020 and December 31, 2019, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(6,493)	12,319
Accumulated deficit	(19,156,356)	(18,909,705)
Stockholders’ deficit - HYBT and Subsidiaries	(981,333)	(715,870)
Noncontrolling interests in subsidiaries	(62,290)	(52,071)
Total stockholders’ deficit	(1,043,623)	(767,941)

Total Liabilities and Stockholders’ Deficit	$743,555	$852,453

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue, net	$16,600	$7,387	$52,383	$49,930

Cost of Revenue	$5,543	$3,666	$22,732	$28,272

Gross Profit	$11,057	$3,721	$29,651	$21,658

Operating expenses
Selling expenses	301	5,992	6,527	1,385
Administrative expenses	88,037	202,505	280,134	209,702
Total operating expenses	88,338	208,497	286,661	211,087

Loss on operations	(77,281)	(204,776)	(257,010)	(189,429)

Other Expenses	(331)	(370)	(962)	(1,337)

Loss on operations before income taxes	(77,612)	(205,146)	(257,972)	(190,766)

Income tax expense	-	-	-	-

Net Loss	$(77,612)	$(205,146)	$(257,972)	$(190,766)
Loss attributable to noncontrolling interests	(2,407)	(20,455)	(11,321)	(18,242)
Net loss attributable to HYBT shareholders	(75,205)	(184,691)	(246,651)	(172,524)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(24,912)	12,506	(19,913)	3,418
Total Comprehensive Loss	$(100,117)	$(172,185)	$(266,564)	$(169,106)
Total comprehensive (loss) income attributable to noncontrolling interests	2,339	(1,320)	1,101	(226)
Total comprehensive loss attributable to HYBT shareholders	(97,778)	(173,505)	(265,463)	(169,332)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,019,289,346	1,032,466,000	1,080,043,580

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(257,972)	(395,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	32,842	-
Other receivables	(13,410)	(3,242)
Prepaid expenses	(27,427)
Advances to suppliers	29,289	(81,431)
Inventory	(59,905)	(311,134)
Operating lease right-of-use asset	55,264	(209,587)
Accounts payable and accrued liabilities	(63,548)	95,090
Accrued expenses and other payable	205,925
Advances from customers	54,058	420,406
Income tax and other taxes payable	3	(1)
Lease liability	(53,249)	209,798
Net cash used from operating activities	(98,130)	(276,014)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	23,596	677,945
Net cash used in financing activities	23,596	677,945

Effect of exchange rate changes on cash	(17,711)	12,832

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,245)	414,763

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,522	37,555

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,277	$452,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total

Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	14,378	-	(1,546)	12,832
Loss for the period	-	-	-	-	-	(357,216)	(38,697)	(395,913)

Balance at September 30, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$16,945	$(18,778,535)	$(40,243)	$(620,317)

	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Non – controlling Interest	Total

Balance at January 1, 2020	1,032,466,000	1,032,466		17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	-	(18,812)	-	1,101	(17,711)
Loss for the period	-	-	-	-	-	(246,651)	(11,320)	(257,971)

Balance at September 30, 2020	1,032,466,000	$1,032,466	$-	$17,149,050	$(6,493)	$(19,156,356)	$(62,290)	$(1,043,623)

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

Our team consists of researchers who have years of extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, had extensive professional experience in the aforementioned fields and has served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, the chairman and chief scientist of Shanghai Guangzhui New Energy Technology Co., Ltd. from 2011 to 2019, and the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008. In 2012, Mr. Xu received the “Harmony-Person of the Year in China” award at the “2011 Harmony China Annual Summit” in Beijing. He was recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. Mr. Xu also received the “2013 China Economic Outstanding Contribution Award” from the Organizing Committee of Boau Forum on Asian SME Development.

Pursuant to the terms of the share transfer agreement entered into by JSEL and Kangzi on January 17, 2019, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage, JSEL started accepting pre-orders for the Chamber in September 2019.

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These measures have caused substantial disruptions to our business operations. We suspended our business operation in early February 2020 due to government mandates. We partially recovered our business operation on February 17, 2020, and on March 1, 2020, most of our staff members returned to the office and we fully resumed our business operations on the same day. Accordingly, our business, results of operations and financial condition were adversely affected. As of the date of this Report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. However, as most of our top management team is an overseas team, due to the international travel ban, we still operate under remote-working conditions, so the business of the Company is still recovering. Our management believes that our revenues will gradually improve as the epidemic and the travel ban are lifted.

On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which we agreed to jointly improve the plant based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and can be renewed upon mutual agreement of both parties. The original plant based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and the Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of gross proceeds from the sales of such improved product. By September 30, 2020, we have had generated revenues of approximately $21,796 through sales of the improved product.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company As of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of September 30, 2020, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

September 1, 2019
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2020	20,661
Fiscal 2021	83,533
Fiscal 2022	56,873
Total Lease payments	161,067
Less Imputed interest	10,689
Present value of lease liabilities	$150,378

Foreign Currency

For fiscal year 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended September 30, 2020 and 2019.

	As of
	September 30, 2020	December 31, 2019
RMB: US$ exchange rate	6.8013	6.9668

	Nine months ended September 30,
	2020	2019
RMB: US$ exchange rate	6.9941	6.8618

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of September 30, 2020, and December 31, 2019.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the nine months ended September 30, 2020 and 2019, there were no potentially dilutive shares.

	For the nine months ended September 30,
	2020	2019
Statement of Operations Summary Information:
Net loss	$(257,972)	$(190,766)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,080,043,580
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended September 30, 2020, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,156,356 and working capital deficit of $1,116,680 As of September 30, 2020. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of September 30, 2020, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. As of September 30, 2020, we have borrowed from such shareholder a total of $1,116,680 for working capital purposes. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of September 30, 2020	As of December 31, 2019
Bank Deposits-China & HK	3,277	95,522
	$3,277	$95,522

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of September 30, 2020	As of December 31, 2019
Rental and POS machine deposits	14,588	14241
Others	50,058	61,494
Less: Allowance for doubtful accounts	-	(24,499)
	$64,646	$51,236

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the nine months ended September 30, 2020.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of September 30, 2020	As of December 31, 2019
Purchases of scientific research equipment	19,055	48,344
	$19,055	$48,344

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of September 30, 2020	As of December 31, 2019
Working in process	434,437	421,533
Inventories - raw materials	47,001	-
	$481,438	$421,533

No impairment was provided for the inventories as of September 30, 2020 and December 31, 2019.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of September 30, 2020	As of December 31, 2019
Operating lease right-of-use asset	147,712	202,976
	$147,712	$202,976

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2020	As of December 31, 2019
Operating lease liability - current portion	75,723	31,017
Operating lease liability	74,655	172,610
	$150,378)	$203,627

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 1, 2019
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2020	20,661
Fiscal 2021	83,533
Fiscal 2022	56,873
Total Lease payments	161,067
Less Imputed interest	10,689
Present value of lease liabilities	$150,378

NOTE 8 – ADVANCES FROM CUSTOMERS

	As of September 30, 2020	As of December 31, 2019
Advances from customers(1)	484,674	430,616
	$484,674	$430,616

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of September 30, 2020	As of December 31, 2019
Accrued payroll	88,699	30,674
Other Payables	147,900	80,700
	$236,599	$111,374

Accrued payroll includes all company employee payroll liabilities as of September 30, 2020, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2020	As of December 31, 2019
Operating lease liability - current portion	75,723	31,017
Operating lease liability	74,655	172,610
	$150,378	$203,627

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2020 and December 31, 2019, the Company owed related parties $898,344 and $874,749, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 11 – EQUITY

The Company had not recorded any equity transactions during the nine months ended September 30, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our consolidated financial statements, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Report.

Overview

Heyu Biological Technology Corporation (the “Company” or “we”) was incorporated in the state of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks in January 1999. From 1999 to 2016, the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to mid-sized businesses.

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

Since the beginning of 2019, Mr. Xu has led the core research and development team of Kangzi to develop and manufacture a new medical product, the Submillimeter Wave (Terahertz) Quantized Space Therapy Chamber (the “Chamber”). Utilizing submillimeter waves, the Chamber is a medical equipment designed to treat cancer through cold nuclear fusion caused by cosmic ray muons in an enclosed chamber. Specifically, we believe that exposure to an appropriate amount of submillimeter waves could accelerate the generation of a large number of cosmic ray muons inside the human body and that such cosmic ray muons could further facilitate cold nuclear fusion, which could reverse the process of cancer by converting selenium into nickel inside cells.

The core research and development team consists of researchers who have extensive experience in medicine and physics. The lead scientist of the team, Mr. Xu, served as the deputy chief engineer of the New Energy Base of the National Defense-Science and Technology Commission in 1995, the director of Shanghai Hengbian New Energy Research Institute from 2003 to 2008, and the chairman and chief scientist of Shanghai Guangzhui New Energy Technology Co., Ltd. from 2011 to 2019. In 2012, Mr. Xu was awarded the “Harmony Person of the Year in China” at the “2011 Harmony China Annual Summit” in Beijing. He was also jointly recognized as “Leaping China: One of the Most Influential People of the Year in 2011” by China International Economic and Technical Cooperation Promotion Association, China Elite Culture Promotion Association, and China Outstanding Chinese Merchants Association. In 2013, the Organizing Committee of Boau Forum on Asian Small and Medium Enterprise Development awarded Mr. Xu “2013 China Economic Outstanding Contribution Award.”

Pursuant to the terms of the Share Transfer Agreement, JSEL has the right to monitor and manage all aspects of operation of Kangzi, including its research and development activities relating to the Chamber. As the development of the Chamber enters its final stage at Kangzi, JSEL started accepting pre-orders for the Chamber in September 2019. On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL RMB5.5 million as the total pre-order payment. RMB1.5 million and RMB1.5 million were delivered to JSEL on September 7 and September 27, 2019, respectively. The parties are currently working on the timing for payment of the remaining RMB2.5 million due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to Saikun’s preferred location, properly install it, and conduct a clinical trial that lasts at least one month. During the clinical trial, JSEL shall provide training sessions regarding the proper operation of the Chamber to Saikun’s employees. Both Saikun and JSEL are obligated to find third-party hospitals that will agree to act as partners to co-host the clinical trial and patients who will voluntarily undergo treatment provided by the Chamber. While Saikun is responsible for various expenses related to the clinical trial, JSEL is responsible for communicating with patients receiving treatment and other patient-related administrative matters. When JSEL determines that Saikun is capable of properly operating the Chamber and managing activities related to the Chamber, Saikun may request JSEL to move the Chamber to a location designated by Saikun and reinstall it. Furthermore, upon the successful completion of the clinical trial, JSEL shall provide Saikun governmental permits necessary for the operation of the Chamber, and Saikun shall operate the Chamber and provide related services to patients under the supervision of JSEL. In addition, JSEL shall transfer the right of using the Chamber and any beneficiary right affiliated with using the Chamber to Saikun upon receiving the full amount of payment from Saikun. JSEL, nevertheless, owns all the intellectual property rights affiliated with the Chamber. If the two parties decide to terminate the Clinical Cooperation Agreement prior to the expiration of its term, Saikun’s right of using the Chamber during the term is still effective as long as its use of the Chamber does not infringe any of JSEL’s intellectual property rights affiliated with the Chamber. The two parties agreed that the term of the Clinical Cooperation Agreement would not end until Kangzi successfully obtains permits issued by relevant government entities supervising development and sale of medical equipment.

To prepare for mass production of the Chambers, Kangzi is conducting clinical experiments to make further improvements on the Chamber and adjusting features of the mass-production mold for the Chambers. As its long-term business strategy, Kangzi focuses on researching, developing, and manufacturing high-technology medical equipment while targeting both individual and institutional customers. It plans to mass-produce the Chambers in small and medium sizes, establish operation centers to sell the Chambers in various cities across China, and initiate advertising and marketing campaigns on different media platforms. Kangzi will also monetize on services provided to customers who use the Chambers and other medical products. As of the date of this Report, we are still in the clinical experiment phase and Kangzi is still in the process of obtaining official governmental permits from relevant government authorities to produce and sell the Chambers on a national scale. There is no assurance that we will obtain the official governmental permits.

In addition to business activities related to the Chamber, the Company is also conducting research, development, manufacturing, and sale of healthcare equipment and plant-based disinfectant spray for treating skin infections and disinfecting wounds. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which the parties agreed to jointly improve a plant-based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and the agreement can be renewed upon mutual agreement of both parties. The original plant-based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of the gross proceeds from sales of such improved product. By September 30, 2020, we had generated revenues of approximately $21,796 through sales of the improved product. In the near future, the Company aims to standardize the production and sale of healthcare equipment and plant-based disinfectant spray, while increasing its brand awareness in the healthcare markets.

The recent COVID-19 outbreak has spread throughout the world, especially in China, the United States, and Europe. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus, which measures have caused severe disruptions to our business operations. We suspended our business operation in early February 2020 due to government mandates and most of our staff members were forced to work from home. We partially resumed our business operations on February 17, 2020, and we fully resumed our business operations on March 1, 2020. However, as of the date of this Report, our management and scientists have been working remotely. Accordingly, our business, results of operations, and financial condition during the fiscal year ending December 31, 2020 have been adversely affected. As of the date of this Report, the COVID-19 outbreak seems to be under relative control in China and our management expects that our results of operations will improve in the coming fiscal quarter.

Liquidity and Capital Resources

As of September 30, 2020, we had assets of $743,555, which consisted of current assets of $3,277 in cash, $92,073 in other receivables, $19,055 as advances to suppliers, $481,438 as inventory, and noncurrent asset of $147,712 as operating lease right-of-use asset. We had liabilities of $1,787,178, which consisted of current liabilities of $17,152 in accounts payable, $236,599 in accrued expenses and other payables, $484,674 in advances from customers, $31 in taxes payable, $898,344 in related party payables, and $75,723 in short-term operating lease liabilities. We also had recognized long-term operating lease liabilities of $74,655 as noncurrent liabilities. We had an accumulated deficit of $19,156,356.

As of December 31, 2019, we had assets of $852,453, which mainly consisted of $95,522 in cash and cash equivalents, $421,533 in inventory, and $202,976 in operating lease right-of-use. As of December 31, 2019, we had liabilities of $1,620,394, which mainly consisted of $111,374 in accounts payable, $430,616 in advances from customers, $28 in other taxes payables, $874,749 in related party payables, and $172,610 in operating lease liabilities. We also had an accumulated deficit of $18,909,705. Since we started our business operations in March 2019, our director, Mr. Hungseng Tan, has been advancing the Company’s daily operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of September 30, 2020, we had borrowed a total of $898,344 from a stockholder for working capital purposes. The loan is unsecured, non-interest bearing, and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

Results of Operations

From December 28, 2016 to September 6, 2019, we were a shell company without any substantive assets or operations. Since September 7, 2019, we have ceased to be a shell company and adopted the business of Kangzi, receiving our first pre-order payment from Saikun. For a more detailed description, please see “Overview” above.

Comparison of the Three Months Ended September 30, 2020 and 2019

Our revenues during the three months ended September 30, 2020, were $16,600, and cost of revenues was $5,543, as compared to revenues of $7,387 and cost of revenues $3,666 for the same period in 2019, respectively. The increase in our revenue were mainly due to adjustment of our product line in reaction to the COVID-19 outbreak.. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., pursuant to which we agreed to jointly improve the plant-based disinfectant spray for treating skin infections and disinfecting wounds. By September 30, 2020, we had generated revenues of approximately $21,796 through sales of the improved product. We have experienced significant growth in sales during the fiscal quarter ended September 30, 2020, as compared to that of the fiscal quarter ended June 30, 2020. Our management believes that our revenues will keep growing in the upcoming fiscal quarters.

We had incurred selling expenses of $301 and administrative expenses of $88,037 during the three months ended September 30, 2020, as compared to $5,992 and $202,505 for the same period in 2019, respectively. The decrease in selling expenses was mainly due to fewer sales activities for the our new products in the quarter ended September 30, 2020 compared with the same period in 2019, selling expenses. The decrease in administrative expenses was mainly due to decreased office rental expenses and employment expenses during the period. We might incur operating expenses without sufficient revenues, as we determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. By the end of September 2019, we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenues. As of the date of this Report, we have yet to fulfill our obligations under the agreement.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Our revenues during the nine months ended September 30, 2020, were $52,383, and the cost of revenues was $22,732, as compared to $49,930 and $28,272 for the same period in 2019, respectively. The increases in revenues and cost of revenues were due to an adjustment of product line based on the impact of the COVID-19 outbreak. As our prospective customers’ businesses had been adversely affected by the COVID-19 outbreak, the demand for our main products and services decreased. Moreover, as of September 30, 2020, our sales and marketing team could not implement offline sales and marketing strategies as originally planned due to the COVID-19 outbreak. As a result, we were unable to secure the same amount of new revenue sources during the nine months ended September 30, 2020 as compared to the same period in 2019. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., pursuant to which we agreed to jointly improve the plant-based disinfectant spray for treating skin infections and disinfecting wounds. By September 30, 2020, we had generated revenues of approximately $21,796 through sales of the improved product. As of the date of this Report, the COVID-19 outbreak seems to be under relative control in China. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited, and our revenues will start growing again as we resume our business activities.

We had incurred selling expenses of $6,527 and administrative expenses of $280,134 during the nine months ended September 30, 2020, as compared to $1,385 and $209,702 for the same period in 2019, respectively. The increase in selling expenses was mainly due to the launch of sales of the Company’s improved plant-based disinfectant spray during the period. The increase in administrative expenses was mainly due to increased consulting expenses during the period. We might incur operating expenses without sufficient revenues, as we have recently determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. However, by the end of September 2019, we have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenues. As of the date of this Report, we have yet to fulfill our obligations under the agreement.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2020, the Company had an accumulated deficit of $19,156,356, and a net loss of $77,612 and $257,972 for the three and nine months ended September 30, 2020, respectively. It is relying on advances from its director, Mr. Hungseng Tan, to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of September 30, 2020, we had borrowed a loan from a stockholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or U.S. GAAP. To remediate the material weakness, our Chief Financial Officer, as a member of CPA Australia, hence a Certified Public Accountant in Australia, has attended professional trainings regarding applying U.S. GAAP on a regular basis. In the near future, we also intend to hire more personnel with sufficient training and experience in U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

Dated: November 16, 2020	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: November 16, 2020	By:	/s/ Wendy Li
	Name:	Wendy Li
	Title:	Chief Financial Officer