Form 10-K
period 2020-12-31
Heyu Biological Technology Corp
filed 2022-04-01
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.0165, as reported on the OTC Pink Market, was approximately $17,035,689 million.

As of March 31, 2021, there were 1,032,466,000 shares of the registrant’s Common Stock outstanding.

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

On February 28, 2021, Ms. Wendy Wei Li resigned from her position with the Company as the Chief Financial Officer. To fill the vacancies created by Ms. Wendy Wei Li’s resignation, Mr. Ang was appointed as the Chief Financial Officer. On November 30，2021, Mr. Bo Lyu has been appointed as the Chief Financial Officer.

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

Heyu Biological Technology Corp
100%
BVI offshore company
HP TECHNOLOGY LIMITED
100%
HK: Heyu Healthcare Technology Limited
和宇健康科技有限公司
100%
WOFE: Zasherle (Xiamen) Healthcare Technology Co., Ltd. 珈施尔乐（厦门）健康科技有限公司
60%
Shanghai Kangzi Medical Technology Co., Ltd.

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

FISCAL YEAR 2019	HIGH	LOW
First Quarter	$0.050	$0.016
Second Quarter	0.038	0.004
Third Quarter	0.025	0.008
Fourth Quarter	0.023	0.002

FISCAL YEAR 2020	HIGH	LOW
First Quarter	$0.0098	$0.0016
Second Quarter	0.0324	0.0016
Third Quarter	0.0448	0.0060
Fourth Quarter	0.0230	0.0023

As of March 31, 2020, the last sale price reported on the OTC Pink Market for our Common Stock was approximately $0.0016 per share.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2020, 2019, and 2018, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2020, 2019, and 2018 and current affair reports on Form 8-K, and the following transaction.

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

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2020 and 2019, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31	2020	2019
Cash and cash equivalents	$5,489	$95,522
Inventory	$-	$421,533
Total current assets	$59,979	$649,477
Total assets	$194,294	$852,453
Accounts payable	$17,871	$111,374
Advances from customers	$459,583	$430,616
Related party payable	$909,884	$874,749
Total current liabilities	$1,762,125	$1,447,784
Total liabilities	$1,818,695	$1,620,394
Accumulated deficit	$(19,458,101)	$(18,909,705)
Total stockholders’ deficit	$(1,624,401)	$(767,941)

As of December 31, 2020, we had assets of $194,294, which mainly consisted of $49,864 in Other receivables, netand $134,315 in operating lease right-of-use assets; we had liabilities of $1,818,695, which mainly consisted of $ 294,233 in Accrued expenses and other payable, $459,583 in advances from customers, $32 in other taxes payables, $909,884 in related party payables, and $ 80,522 in operating lease liability-; we had an accumulated deficit of $19,458,101.

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

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2020 and 2019 and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

From the period of the Liquidation on December 28, 2016 to September 6, 2019, we had been a shell company without any significant assets or operations. Since September 7, 2019, we are no longer a shell company due to the business operation of Kangzi and the first amount of preordering payment received from Saikun. For a detailed description, please see “Overview” above.

	Fiscal Year ended December 31,
	2020	2019
Revenues, net	$222,701	$163,680
Total operating expenses	382,959	618,225
Loss from operations	(278,783)	(538,124)
Total other income (expense)	(474,358)	(1,889)
Income tax	-	-
Net loss	$(753,141)	$(540,013)
Basic net loss per share	$(0.00)	$(0.00)

We had $222,701 in revenues in the fiscal year ended December 31, 2020 and $163,680 in revenues in the fiscal year ended December 31, 2019 since we started operation in mid-March 2019. The increase in revenues was mainly derived from increment of selling rotating magnetic cell energy meter and botanical antibacterial solution. Our expenses during the fiscal year ended December 31, 2020, were $382,959, as compared to $618,225 for the fiscal year ended December 31, 2019. The decrease in the expenses was mainly due to decline in marketing expenses, agency expenses, consulting fees, employee wages, and other office expenditures. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. We have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had an accumulated deficit of $19,458,101 and a net loss of $753,141 for the fiscal year ended December 31, 2020. As the development of the Chamber enters its final stage and our subsidiary, JSEL, has started accepting pre-orders for the Chamber in September, we believe that as the number of orders for the Chamber increases in the future the Company will generate more revenues enabling it to cover its operating expenses.

Off-balance sheet arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Ban Siong Ang	45	Chairman of the Board, Chief Executive Officer, and President
Hung Seng Tan	59	Executive Director
Bo Lyu	43	Chief Financial Officer
Kwee Huwa Tan	55	Director
Stephan Truly Busch	70	Director
Senad Busatlic	44	Director

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

Mr. Bo Lyu has been our Chief Financial Officer since November 30, 2021. Prior to joining the Company, Mr. Bo Lyu served as financial controller of Building Dreamstar Technology Inc. from August 2020 to October 2021. From December 2017 to April 2019, Mr. Lyu served as the board secretary of Dragon Victory International Limited (Nasdaq: LYL). From 2014 to August 2017, Mr. Lyu served as the board secretary of Hailiang Education Group Inc. (Nasdaq: HLG). From 2009 to 2013, Mr. Lyu worked as an investment manager in Hailiang Group Co. Ltd., the then-parent company of Hailiang Education Group Inc., Zhejiang Hailiang Co. Ltd. (SSE Listed: 002203), and Hailiang International Holding Co. Ltd. (HKSE listed: 02336). Mr. Lyu received his bachelor’s degree in international investment from Wuhan University in 2001 and his master’s degree in Finance from the National Economics Department of Albert-Ludwigs-Universität Freiburg in 2008. He also holds the Certificate of Board Secretary from Shenzhen Stock Exchange and is a CFA II candidate.

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

Board Meetings

The Board did not hold any meeting during the fiscal year ended December 31, 2020.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons with respect to the period from January 1, 2020 through December 31, 2020, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2020 and 2019 for the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang,	2020	0	0	0	0	0	0	0	0
Chief Executive Officer and President(1)	2019	0	0	0	0	0	0	0	0

Wendy Wei Li,	2020	$0	0	0	0	0	0	0	$0
Chief Financial Officer(2)	2019	$42,000	0	0	0	0	0	0	$42,000

Dan Masters, President,	2020	$0	0	0	0	0	0	0	0
Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board(3)	2019	$0	0	0	0	0	0	0	0

(1)	Mr. Ang has served as the Chief Executive Officer and President of the Company since April 18, 2018.
(2)	Ms. Li served as the Chief Financial Officer of the Company from April 18, 2018 to February 28, 2021.
(3)	Mr. Masters served as the President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board until April 18, 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Compensation of Directors

The following is a summary of the compensation we paid to our directors, for the fiscal years ended December 31, 2020 and 2019 for the Company.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang	2020	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0

Kwee Huwa Tan	2020	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0

Stephan Truly Busch(1)	2020	$0	0	0	0	0	0	$0
	2019	7,500	0	0	0	0	0	7,500

Senad Busatlic(1)	2020	$0	0	0	0	0	0	$0
	2019	7,500	0	0	0	0	0	7,500

(1)	On April 16, 2019, the Company provided Mr. Busch and Mr. Busatlic with director offer letters pursuant to which the Company agreed to pay each of them $15,000 in cash per year for serving on the Board, payable quarterly, and reimburse them for reasonable and approved expenses incurred by them in connection with the performance of their duties as a director. Mr. Busch and Mr. Busatlic signed the director offer letters on the same day.

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount(2)	Percent of Class(3)
	Directors and named Executive Officers
Common Stock	Ban Siong Ang	912,044,839	88.337%

Common Stock	Hung Seng Tan	50,000,000	4.843%

Common Stock	Bo Lyu	-	0%

Common Stock	Kwee Huwa Tan EW15-5, Regency Condo, Jalan Pelangi, 41300 Klang, Selangor, Malaysia	8,000,000	0.775%

Common Stock	All Directors and executive officers as a group (four persons)	970,044,839	93.955%

	5% Security Holders
	N/A

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	The number of shares of Common Stock reflect the 100-for-1 forward stock split effective on September 25, 2018.
(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We had $163,680 revenues in the fiscal year ended December 31, 2019, since we started operation in mid-March 2019. A director of the Company extended a zero-interest loan for the Company to cover all the operation expenses totalling $874,749 for the year ended December 31, 2019.

We had $222,701 revenues in the fiscal year ended December 31, 2020. A director of the Company extended a zero-interest loan for the Company to cover all the operation expenses totalling $23,596 for the year ended December 31, 2020. In the future, we might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will continue to depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2020 and 2019:

	2020	2019
Audit Fees	$17,000	$14,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	835
Total	$17,000	$14,835

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2020 and 2019, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC, Professional Corporation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(8)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
10.2(9)	Director Offer Letter for a Director with Mr. Stephan Truly Busch dated April 16, 2019.
10.3(10)	Director Offer Letter for an Independent Director with Mr. Senad Busatlic dated April 16, 2019.
10.4(11)	Clinical Cooperation Agreement entered into and by Jiashierle (Xiamen) Healthcare Technology Co., Ltd. And Shenzhen Saikun Biotechnology Co., Ltd., dated October 15, 2019.
16.1(12)	Letter from Haynie & Company dated October 29, 2018.
21.1(13)	Subsidiaries.

Exhibit	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2020 Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.
(12)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 1, 2018, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities, on March 31, 2022.

/s/ Bo Lyu
Name: Bo Lyu Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kwee Huwa Tan
Name: Kwee Huwa Tan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Heyu Biological Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heyu Biological Technology Corporation (f/k/a Pacific Webworks, Inc.) (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the year the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Operating lease

As discussed in Note 6 to the financial statements, the Company recognized right-of-use assets and liabilities for certain operating lease. Determining the value of right-of-use assets and lease liabilities requires management to make judgements over key estimates and assumptions. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The audit engagement team performed procedures, which includes, among others, evaluating the accuracy of the calculation and assessing the inputs used in the calculation.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, California

March 31, 2022

We have served as the Company’s auditor since 2018.

Heyu Biological Technology Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$5,489	$95,522
Accounts receivables, net	1,317	32,842
Other receivables, net	49,864	51,236
Advances to suppliers	3,309	48,344
Inventory	-	421,533
Total current assets	59,979	649,477

Non-current Assets
Operating lease right-of-use asset	134,315	202,976
Total non-current assets	134,315	202,976

Total Assets	$194,294	$852,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,871	$80,700
Accrued expenses and other payable	294,233	30,674
Advances from customers	459,583	430,616
Income tax and other taxes payable	32	28
Operating lease liability - current portion	80,522	31,017
Related party payables	909,884	874,749
Total current liabilities	1,762,125	1,447,784

Noncurrent liabilities
Operating lease liability	56,570	172,610
Total noncurrent liabilities	56,570	172,610

Total Liabilities	$1,818,695	$1,620,394

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466,000 shares issued and outstanding respectively as of December 31, 2020 and, 2019, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive (loss) income	(119,033)	12,319
Accumulated deficit	(19,458,101)	(18,909,705)
Stockholders’ equity - HYBT and Subsidiaries	(1,395,618)	(715,870)
Noncontrolling interests in subsidiaries	(228,783)	(52,071)
Total stockholders’ deficit	(1,624,401)	(767,941)

Total Liabilities and Stockholders’ Deficit	$194,294	$852,453

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

	For The Year Ended December 31,
	2020	2019
Revenue, net	$222,701	$163,680

Cost of Revenue	$118,525	$83,579

Gross Profit	$104,176	$80,101

Operating expenses
Selling expenses	6,864	23,790
Administrative expenses	376,095	594,435
Total operating expenses	382,959	618,225

Loss on operations	(278,783)	(538,124)

Impairment loss	(474,298)	-
Other Income (Expenses)	(60)	(1,889)

Loss on operations before income taxes	(753,141)	(540,013)

Income tax expense	-	-

Net Loss	$(753,141)	$(540,013)
Loss attributable to noncontrolling interests	(204,745)	(51,627)
Net loss attributable to HYBT shareholders	(548,396)	(488,386)

Other Comprehensive Income
Foreign currency translation adjustment	(159,385)	10,197
Total Comprehensive Loss	$(707,781)	$(478,189)
Total comprehensive income attributable to noncontrolling interests	28,033	(445)
Total comprehensive loss attributable to HYBT shareholders	(679,748)	(478,634)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,111,010,670

Heyu Biological Technology Corporation

Consolidated Statements of Stockholders’ Deficit

	Heyu Biological Shareholders’ Equity
	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controllings Interest	Total
Balance at January 1, 2019	1,141,472,861	1,141,473	(109,007)	17,149,050	2,567	(18,421,319)	-	(237,236)

Shares cancelled March 20, 2019	(109,006,861)	(109,007)	109,007	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	14,378	-	(1,546)	12,832
Loss for the period	-	-	-	-	-	(357,216)	(38,697)	(395,913)

Balance at December 31, 2019	1,032,466,000	$1,032,466	$-	$17,149,050	$12,319	(18,909,705)	(52,071)	(767,941)

	Common Stock				Accumulated
	Number of shares	Par value	Shares to be cancelled	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2020	1,032,466,000	1,032,466	-	17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	-	(131,352)	-	28,033	(103,319)
Loss for the period	-	-	-	-	-	(548,396)	(204,745)	(753,141)

Balance at December 31, 2020	1,032,466,000	$1,032,466	$-	$17,149,050	$(119,033)	$(19,458,101)	$(228,783)	$(1,624,401)

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(753,141)	(540,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	474,298	-
Change in assets and liabilities
Accounts receivable	31,525	-
Other receivables, net	1,372	(62,754)
Advances to suppliers	45,035	(48,344)
Inventory	(52,765)	(421,533)
Operating lease right-of-use asset	68,661	(202,976)
Accounts payable and accrued liabilities	(62,829)	94,746
Accrued expenses and other payable	263,559
Advances from customers	28,967	430,616
Income tax and other taxes payable	4	5
Lease liability	(66,535)	203,627
Net cash used from operating activities	(21,849)	(546,626)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	35,135	595,285
Net cash used in financing activities	35,135	595,285

Effect of exchange rate changes on cash	(103,319)	9,308

NET INCREASE IN CASH AND CASH EQUIVALENTS	(90,033)	57,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,522	37,555
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,489	$95,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Heyu Biological Technology Corporation

Notes to Consolidated Financial Statements

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

As of December 31, 2020, the details of the consolidating subsidiaries are as follows:

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

Other receivables

Other receivables consist of deposits and prepaid expenses for marketing and other brand promotion activities. Management reviews its other receivables on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of December 31, 2020 and 2019, the company recognized $0 and $0 as allowance for doubtful accounts.

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

Foreign Currency

For fiscal year 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended December 31, 2020 and 2019.

	As of December 31,
	2020	2019
RMB: US$ exchange rate	6.5277	6.9668

	For The Year ended December 31,
	2020	2019
RMB: US$ exchange rate	6.9001	6.9072

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

Selling expenses

Selling costs amounted to $6,864 and $23,790 for the year ended December 31, 2020 and 2019, respectively. Selling and handling costs are expensed as incurred and included in selling expenses.

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

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of December 31, 2020, and 1,032,466,000 shares issued and outstanding as of December 31, 2019.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of December 31, 2020 and 2019, there were no potentially dilutive shares.

	For the Year Ended December 31,
	2020	2019
Statement of Operations Summary Information:
Net loss	$(548,396)	$(488,386)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,111,010,670
Net loss per share, basic and diluted	$0.00	$0.00

Recently issued accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

During the year ended December 31, 2020, the Company had been unable to generate cash flows sufficient to support its operations despite of Kangzi’s business operation and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $ 19,458,101 and working capital deficit of $ 1,702,146 as of December 31, 2020. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of December 31, 2020	As of December 31, 2019
Bank Deposits - China and Hong Kong	5,489	95,522
	$5,489	$95,522

NOTE 4 – OTHER RECEIVABLE, NET

Other receivable consists of the following:

	As of December 31, 2020	As of December 31, 2019
Rental and POS machine deposits	15,199	14,241
Others	34,665	94,336
Less: Allowance for doubtful accounts	-	(24,499)
	$49,864	$84,078

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

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of December 31, 2020	As of December 31, 2019
Purchases of scientific research equipment	3,309	48,344
	$3,309	$48,344

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of December 31, 2020	As of December 31, 2019
Work in progress	-	421,533
Inventories - raw materials	-	-
	$-	$421,533

For the year ended December 31, 2020 and 2019, the company wrote off obsolete inventory in the amount of $452,647 and $0.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2020	As of December 31, 2019
Operating lease right-of-use asset	134,315	202,976
	$134,315	$202,976

Operating lease liability consist of both current and noncurrent component as the following:

	As of December 31, 2020	As of December 31, 2019
Operating lease liability - current portion	80,522	31,017
Operating lease liability	56,570	172,610
	$137,092	$203,627

Operating lease costs recognized consist of the following:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating lease costs	61,871	20,344

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

Weighted Average Remaining Lease Term (Year)	2
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2021	87,034
Fiscal 2022	59,257
Total Lease payments	146,291
Less Imputed interest	9,199
Present value of lease liabilities	$137,092

NOTE 8 – ADVANCES FROM CUSTOMERS

	As of December 31, 2020	As of December 31, 2019
Advances from customers(1)	459,583	430,616
	$459,583	$430,616

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31, 2020	As of December 31, 2019
Accrued payroll	118,768	30,674
Other Payables	175,465	-
	$294,233	$30,674

Accrued payroll includes all company employee payroll liabilities and other payables contains employee reimbursements.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, and 2019, the Company owed related parties $909,884 and $874,749, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a related party. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 11 – EQUITY

No equity transactions occurred during the year ended December 31, 2020.

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

The Company has been conducting and plans to continue to conduct its major operations in the PRC through JSEL in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%. The Company has not paid PRC profits taxes, since it had no taxable income during the reporting period. Deferred tax was not recognized for operating losses incurred as it is not probable that the Company would be able to utilize such operating losses to offset future profit.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 31, 2022. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.