Form 10-K
period 2021-12-31
Heyu Biological Technology Corp
filed 2022-04-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.0165, as reported on the OTC Pink Market, was approximately $17,035,689.

As of March 31, 2022, there were 1,032,466,000 shares of the registrant’s Common Stock outstanding.

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

Heyu Biological Technology Corp
↓ 100%
BVI offshore company HP TECHNOLOGY LIMITED
↓ 100%
HK: Heyu Healthcare Technology Limited 和宇健康科技有限公司
↓ 100%
WOFE: Jasherle (Xiamen) Healthcare Technology Co., Ltd. 珈施尔乐（厦门）健康科技有限公司
↓ 60%
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

FISCAL YEAR 2020	HIGH	LOW
First Quarter	$0.0098	$0.0016
Second Quarter	0.0324	0.0016
Third Quarter	0.0448	0.0060
Fourth Quarter	0.0230	0.0023

FISCAL YEAR 2021	HIGH	LOW
First Quarter	$0.0240	$0.0057
Second Quarter	0.0200	0.0100
Third Quarter	0.0204	0.0030
Fourth Quarter	0.0030	0.0001

As of March 31, 2022, the last sale price reported on the OTC Pink Market for our Common Stock was approximately $0.0003 per share.

Dividend Policy

We have not paid any dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.

Stockholders of Record

As of March 31, 2022, we have 669 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2021, 2020, and 2019, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2021, 2020, and 2019 and current affair reports on Form 8-K, and the following transaction.

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

ITEM 6. RESERVED

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

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2021 and 2020, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31	2021	2020
Cash and cash equivalents	$4,323	$5,489
Inventory	$-	$-
Total current assets	$37,377	$59,979
Total assets	$93,549	$194,294
Accounts payable	$17,356	$17,871
Advances from customers	$471,788	$459,583
Related party payable	$1,072,293	$909,884
Total current liabilities	$1,903,401	$1,762,125
Total liabilities	$1,903,401	$1,818,695
Accumulated deficit	$(19,621,121)	$(19,458,101)
Total stockholders’ deficit	$(1,809,852)	$(1,624,401)

As of December 31, 2021, we had assets of $93,549, which mainly consisted of $29,608 in Other receivables, net and $56,172 in Operating lease right-of-use asset; we had liabilities of $1,903,401, which mainly consisted of $1,072,293 in Related party payables, $471,788 in Advances from customers, $283,874 in Accrued expenses and other payable and 58,073 in Operating lease liability - current portion; we had an accumulated deficit of $19,621,121.

As of December 31, 2020, we had assets of $194,294, which mainly consisted of $49,864 in Other receivables, net and $134,315 in operating lease right-of-use assets; we had liabilities of $1,818,695, which mainly consisted of $ 294,233 in Accrued expenses and other payable, $459,583 in advances from customers, $32 in other taxes payables, $909,884 in related party payables, and $ 80,522 in operating lease liability; we had an accumulated deficit of $19,458,101.

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2021 and 2020 and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

From the period of the Liquidation on December 28, 2016 to September 6, 2019, we had been a shell company without any significant assets or operations. Since September 7, 2019, we are no longer a shell company due to the business operation of Kangzi and the first amount of preordering payment received from Saikun. For a detailed description, please see “Overview” above.

	Fiscal Year ended December 31,
	2021	2020
Revenues, net	$96,478	$222,701
Total operating expenses	228,999	382,959
Loss from operations	(162,836)	(278,783)
Total other income (expense)	(184)	(474,358)
Income tax	-	-
Net loss	$(163,020)	$(753,141)
Basic net loss per share	$(0.00)	$(0.00)

We had $96,478 in revenues in the fiscal year ended December 31, 2021 and $222,701 in revenues in the fiscal year ended December 31, 2020. Our expenses during the fiscal year ended December 31, 2021, were $228,999, as compared to $382,959 for the fiscal year ended December 31, 2020. The decrease in the expenses was mainly due to decline in marketing expenses, agency expenses, consulting fees, employee wages, and other office expenditures. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. We have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had an accumulated deficit of $19,621,121 and a net loss of $163,020 for the fiscal year ended December 31, 2021. As the development of the Chamber enters its final stage and our subsidiary, JSEL, has been accepting pre-orders for the Chamber, we believe that as the number of orders for the Chamber increases in the future the Company will generate more revenues enabling it to cover its operating expenses.

Off-balance sheet arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates due to the same reasons illustrated in “Evaluation of Disclosure Controls and Procedures” above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Board Meetings

The Board did not hold any meeting during the fiscal year ended December 31, 2021.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons with respect to the period from January 1, 2021 through December 31, 2021, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2021 and 2020 for the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang,	2021		$0	0	0	0	0	0	0	0
Chief Executive Officer and President(1)	2020		$0	0	0	0	0	0	0	0

Wendy Wei Li,	2021		$0	0	0	0	0	0	0	$0
Chief Financial Officer(2)	2020		$0	0	0	0	0	0	0	$0

Bo Lyu,	2021		$0	0	0	0	0	0	0	0
Chief Financial Officer(3)	2020	$	NA	NA	NA	NA	NA	NA	NA	NA

(1)	Mr. Ang has served as the Chief Executive Officer and President of the Company since April 18, 2018.

(2)	Ms. Li served as the Chief Financial Officer of the Company from April 18, 2018 to February 28, 2021.
(3)	Mr. Lyu has served as the Chief Financial Officer of the Company from November 30，2021.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Compensation of Directors

The following is a summary of the compensation we paid to our directors, for the fiscal years ended December 31, 2021 and 2020 for the Company.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang	2021	$0	0	0	0	0	0	0
	2020	$0	0	0	0	0	0	0

Kwee Huwa Tan	2021	$0	0	0	0	0	0	0
	2020	$0	0	0	0	0	0	0

Stephan Truly Busch	2021	$0	0	0	0	0	0	0
	2020	$0	0	0	0	0	0	0

Senad Busatlic	2021	$0	0	0	0	0	0	0
	2020	$0	0	0	0	0	0	0

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

We had $96,478 revenues in the fiscal year ended December 31, 2021. A director of the Company extended a zero-interest loan for the Company to cover all the operation expenses totalling $162,410 for the year ended December 31, 2021. In the future, we might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will continue to depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2021 and 2020:

	2021	2020
Audit Fees	$17,000	$17,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-
Total	$17,000	$17,000

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2021 and 2020, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC, Professional Corporation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.
(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(8)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
10.2(9)	Director Offer Letter for a Director with Mr. Stephan Truly Busch dated April 16, 2019.
10.3(10)	Director Offer Letter for an Independent Director with Mr. Senad Busatlic dated April 16, 2019.
10.4(11)	Clinical Cooperation Agreement entered into and by Jiashierle (Xiamen) Healthcare Technology Co., Ltd. And Shenzhen Saikun Biotechnology Co., Ltd., dated October 15, 2019.
16.1(12)	Letter from Haynie & Company dated October 29, 2018.
21.1(13)	Subsidiaries.

Exhibit	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2021 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.

(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.

(12)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 1, 2018, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2022.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities, on April 15, 2022.

/s/ Bo Lyu
Name: Bo Lyu Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kwee Huwa Tan
Name: Kwee Huwa Tan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Heyu Biological Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heyu Biological Technology Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, California

April 15, 2022

We have served as the Company’s auditor since 2018.

Heyu Biological Technology Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$4,323	$5,489
Accounts receivables	-	1,317
Other receivables, net	29,608	49,864
Advances to suppliers	3,446	3,309
Inventory	-	-
Total current assets	37,377	59,979

Non-current Assets
Operating lease right-of-use asset	56,172	134,315
Total non-current assets	56,172	134,315

Total Assets	$93,549	$194,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,356	$17,871
Accrued expenses and other payable	283,874	294,233
Advances from customers	471,788	459,583
Income tax and other taxes payable	17	32
Operating lease liability - current portion	58,073	80,522
Related party payables	1,072,293	909,884
Total current liabilities	1,903,401	1,762,125

Noncurrent liabilities
Operating lease liability	-	56,570
Total noncurrent liabilities	-	56,570

Total Liabilities	$1,903,401	$1,818,695

Stockholders’ Deficit

Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466 shares issued and outstanding respectively as of December 31, 2021 and December 31, 2020, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(175,659)	(119,033)
Accumulated deficit	(19,621,121)	(19,458,101)
Stockholders’ equity - HYBT and Subsidiaries	(1,615,264)	(1,395,618)
Noncontrolling interests in subsidiaries	(194,588)	(228,783)
Total stockholders’ deficit	(1,809,852)	(1,624,401)

Total Liabilities and Stockholders’ Deficit	$93,549	$194,294

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31,
	2021	2020
Revenue, net	$96,478	$222,701

Cost of Revenue	30,315	118,525

Gross Profit	66,163	104,176

Operating expenses
Selling expenses	1,284	6,864
Administrative expenses	227,715	376,095
Total operating expenses	228,999	382,959

Loss on operations	(162,836)	(278,783)

Impairment loss	-	(474,298)
Other Income(Expenses)	(184)	(60)

Loss on operations before income taxes	(163,020)	(753,141)

Income tax expense	-	-

Net Loss	$(163,020)	$(753,141)
Loss attributable to noncontrolling interests	-	(204,745)
Net loss attributable to HYBT shareholders	(163,020)	(548,396)

Other Comprehensive Income
Foreign currency translation adjustment	(90,821)	(159,385)
Total Comprehensive Loss	$(253,841)	$(707,781)
Total comprehensive income attributable to noncontrolling interests	34,195	28,033
Total comprehensive loss attributable to HYBT shareholders	(219,646)	(679,748)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2020	1,032,466,000	1,032,466	17,149,050	12,319	(18,909,705)	(52,071)	(767,941)
Foreign currency translation adjustment	-	-	-	(131,352)	-	28,033	(103,319)
Loss for the period	-	-	-	-	(548,396)	(204,745)	(753,141)
Balance at December 31, 2020	1,032,466,000	$1,032,466	$17,149,050	$-119,033	$(19,458,101)	$(228,783)	$(1,624,401)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)
Foreign currency translation adjustment	-	-	-	(56,626)	-	34,195	(22,431)
Loss for the period	-	-	-	-	(163,020)	-	(163,020)
Balance at December 31, 2021	1,032,466,000	1,032,466	17,149,050	(175,659)	(19,621,121)	(194,588)	(1,809,852)

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(163,020)	$(753,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment		474,298
Change in assets and liabilities
Accounts receivable	1,317	31,525
Other receivables, net	20,205	1,372
Advances to suppliers	(101)	45,035
Inventory	-	(52,765)
Operating lease right-of-use asset	78,143	68,661
Accounts payable and accrued liabilities	(515)	(62,829)
Accrued expenses and other payable	(10,359)	263,559
Advances from customers	12,205	28,967
Income tax and other taxes payable	-	4
Lease liability	(79,019)	(66,535)
Net cash used from operating activities	(141,144)	(21,849)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	162,410	35,135
Net cash used in financing activities	162,410	35,135

Effect of exchange rate changes on cash	(22,432)	(103,319)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,166)	(90,033)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,489	95,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,323	$5,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

As of December 31, 2021, the details of the consolidating subsidiaries are as follows:

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

Other receivables

Other receivables consist of deposits and prepaid expenses for marketing and other brand promotion activities. Management reviews its other receivables on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of December 31, 2021 and 2020, the company recognized $0 and $0 as allowance for doubtful accounts.

Inventories

Inventories consist of finished goods, work in process, and raw materials. Inventories are stated at the lower of cost or market value. The Company applies the weighted average cost method to its inventory.

Advances to suppliers

Advances to suppliers are cash deposited for future inventory purchases. When the management determines that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. The management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of December 31, 2021 and 2020, the management did not notice any sign that advances would not be in receipts of inventories or refundable; therefore, no allowance was recognized.

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

Foreign Currency

For fiscal year 2021, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarter ended December 31, 2021 and 2020.

	As of December 31,
	2021	2020
RMB: US$ exchange rate	6.3588	6.5277

	For The Year ended December 31,
	2021	2020
RMB: US$ exchange rate	6.4499	6.9001

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

Selling expenses

Selling costs amounted to $1,284 and $6,864 for the year ended December 31, 2021 and 2020, respectively. Selling and handling costs are expensed as incurred and included in selling expenses.

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

Capital Structure

The Company had 2,000,000,000 shares of authorized common stock, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of December 31, 2021, and 1,032,466,000 shares issued and outstanding as of December 31, 2020.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

As of December 31, 2021 and 2020, there were no potentially dilutive shares.

	For the Year Ended December 31,
	2021	2020
Statement of Operations Summary Information:
Net loss	$(163,020)	$(548,396)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$0.00	$0.00

Recently issued accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

During the year ended December 31, 2021, the Company had been unable to generate cash flows sufficient to support its operations and had been dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,621,121 and working capital deficit of $1,866,024 as of December 31, 2021. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of December 31, 2021	As of December 31, 2020
Bank Deposits - China and Hong Kong	4,323	5,489
	$4,323	$5,489

NOTE 4 – OTHER RECEIVABLE, NET

Other receivable consists of the following:

	As of December 31, 2021	As of December 31, 2020
Rental and POS machine deposits	15,603	15,199
Others	14,005	34,665
Less: Allowance for doubtful accounts	-	-
	$29,608	$49,864

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of December 31, 2021	As of December 31, 2020
Purchases of scientific research equipment	3,446	3,309
	$3,446	$3,309

NOTE 6 – INVENTORY

Inventory consists of the following:

	As of December 31, 2021	As of December 31, 2020
Work in progress	-	452,647
Inventories - raw materials	-	48,717
	$-	$501,364

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2021	As of December 31, 2020
Operating lease right-of-use asset	56,172	134,315
	$56,172	$134,315

Operating lease liability consist of both current and noncurrent component as the following:

	As of December 31, 2021	As of December 31, 2020
Operating lease liability - current portion	58,073	80,522
Operating lease liability	-	56,570
	$58,073	$137,092

Operating lease costs recognized consist of the following:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Operating lease costs	60,831	61,871

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

Weighted Average Remaining Lease Term (Year)	1
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2021	0
Fiscal 2022	60,831
Total Lease payments	60,831
Less Imputed interest	2,758
Present value of lease liabilities	$58,073

NOTE 8 – ADVANCES FROM CUSTOMERS

	As of December 31, 2021	As of December 31, 2020
Advances from customers(1)	471,788	459,583
	$471,788	$459,583

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of a Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31, 2021	As of December 31, 2020
Accrued payroll	166,337	118,768
Other Payables	117537	175,465
	$283,874	$294,233

Accrued payroll includes all company employee payroll liabilities and other payables contains employee reimbursements.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2021, and 2020, the Company owed related parties $1,072,293 and $909,884, respectively. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

A director of the Company provides the property for the use by the Company without charge.

NOTE 11 – EQUITY

No equity transactions occurred during the year ended December 31, 2021.

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

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is April 15, 2022. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.