Form 10-Q
period 2022-03-31
Heyu Biological Technology Corp
filed 2022-05-24
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 23, 2022, 1,032,466,000 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$4,034	$4,323
Other receivables, net	26,534	29,608
Advances to suppliers	3,406	3,446
Total current assets	33,974	37,377

Non-current Assets
Operating lease right-of-use asset	35,201	56,172
Total non-current assets	35,201	56,172

Total Assets	$69,175	$93,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,397	$17,356
Accrued expenses and other payable	299,913	283,874
Advances from customers	473,051	471,788
Income tax and other taxes payable	61	17
Operating lease liability - current portion	36,393	58,073
Related party payables	1,105,283	1,072,293
Total current liabilities	1,932,098	1,903,401

Total Liabilities	$1,932,098	$1,903,401

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(179,919)	(175,659)
Accumulated deficit	(19,670,636)	(19,621,121)
Stockholders’ equity - HYBT and Subsidiaries	(1,669,039)	(1,615,264)
Noncontrolling interests in subsidiaries	(193,884)	(194,588)
Total stockholders’ deficit	(1,862,923)	(1,809,852)

Total Liabilities and Stockholders’ Deficit	$69,175	$93,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended March 31,
	2022	2021

Revenue, net	$15,135	$-

Cost of Revenue	5,532	-

Gross Profit	9,603	-

Operating expenses
Selling expenses	67	119
Administrative expenses	59,067	68,269
Total operating expenses	59,134	68,388

Loss on operations	(49,531)	(68,388)

Other Income (Expenses)	16	(448)

Loss on operations before income taxes	(49,515)	(68,836)

Income tax expense	-	-

Net Loss	$(49,515)	$(68,836)
Loss attributable to noncontrolling interests	-	-
Net loss attributable to HYBT shareholders	(49,515)	(68,836)

Other Comprehensive Income
Foreign currency translation adjustment	(38,455)	(37,186)
Total Comprehensive Loss	$(87,970)	$(106,022)
Total comprehensive income attributable to noncontrolling interests	34,195	25,924
Total comprehensive loss attributable to HYBT shareholders	(53,775)	(80,098)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(49,515)	$(68,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	-	1,073
Other receivables, net	3,158	(10,401)
Operating lease right-of-use asset	20,971	20,044
Accounts payable and accrued liabilities	41	(974)
Accrued expenses and other payable	16,039	15,526
Advances from customers	1,263	(1,821)
Lease liability	(21,680)	(20,054)
Net cash used from operating activities	(29,723)	(65,443)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	32,991	50,329
Net cash used in financing activities	32,991	50,329

Effect of exchange rate changes on cash	(3,557)	14,662

NET INCREASE IN CASH AND CASH EQUIVALENTS	(289)	(452)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,323	5,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,034	$5,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)
Foreign currency translation adjustment	-	-	-	(11,262)	-	25,924	14,662
Loss for the period	-	-	-	-	(68,836)	-	(68,836)
Balance at March 31, 2021	1,032,466,000	$1,032,466	$17,149,050	$(130,295)	$(19,526,937)	$(202,859)	$(1,678,575)

	Common Stock		Additional	Accumulated Other		Non –
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2022	1,032,466,000	1,032,466	17,149,050	(175,659)	(19,621,121)	(194,588)	(1,809,852)
Foreign currency translation adjustment	-	-	-	(4,260)	-	704	3,556
Loss for the period	-	-	-	-	(49,515)	-	(49,515)
Balance at March 31, 2022	1,032,466,000	$1,032,466	$17,149,050	$(179,919)	$(19,670,636)	$(193,884)	$(1,862,923)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

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

On April 18, 2018, to fill the vacancies created by Mr. Masters’ resignation, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as the Executive Director of the Company. Ms. Wendy Li was appointed as the Chief Financial Officer of the Company. On February 28, 2021, Ms. Wendy Li resigned from her position with the Company as the Chief Financial Officer. To fill the vacancies created by Ms. Wendy Wei Li’s resignation, Mr. Ang was appointed as the Chief Financial Officer. On November 30, 2021, Mr. Bo Lyu has been appointed as the Chief Financial Officer.

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

The condensed consolidated financial statements of the Company as of and for the three ended March 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2021.

As of March 31, 2022, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of March 31, 2022, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

Foreign Currency

For fiscal year 2021, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended March 31, 2022 and 2021.

	As of
	March 31, 2022	December 31, 2021
RMB: US$ exchange rate	6.3418	6.3588

	Three Months ended March 31,
	2022	2021
RMB: US$ exchange rate	6.3454	6.4499

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of March 31, 2022, and December 31, 2021.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the three months ended March 31, 2022 and 2021, there were no potentially dilutive shares.

	For the three months ended March 31,
	2022	2021
Statement of Operations Summary Information:
Net loss	$(49,515)	$(68,836)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended March 31, 2022, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,670,636 and working capital deficit of $1,898,124 as of March 31, 2022. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of March 31, 2022	As of December 31, 2021
Bank Deposits-China & HK	4,034	4,323
	$4,034	$4,323

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of March 31, 2022	As of December 31, 2021
Rental and POS machine deposits	15,644	15,603
Others	10,890	14,005
Less: Allowance for doubtful accounts	-	-
	$26,534	$29,608

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the three months ended March 31, 2022.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of March 31, 2022	As of December 31, 2021
Purchases of scientific research equipment	3,406	3,446
	$3,406	$3,446

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of March 31, 2022	As of December 31, 2021
Operating lease right-of-use asset	35,201	56,172
	$35,201	$56,172

Operating lease liability consist both current and noncurrent component as the following:

	As of March 31, 2022	As of December 31, 2021
Operating lease liability - current portion	36,393	58,073
Operating lease liability	-	-
	$36,393	$58,073

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

March 31, 2022
Weighted Average Remaining Lease Term(Year)	1
Weighted Average Discount Rate	4.75%

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of March 31, 2022	As of December 31, 2021
Advances from customers(1)	473,051	471,788
	$473,051	$471,788

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of March 31, 2022	As of December 31, 2021
Accrued payroll	174,451	166,337
Other Payables	125,462	117,537
	$299,913	$283,874

Accrued payroll includes all company employee payroll liabilities as of March 31, 2022, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of March 31, 2022	As of December 31, 2021
Operating lease liability - current portion	36,393	58,073
Operating lease liability	-	-
	$36,393	$58,073

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, the Company owed related parties $960,212 and $909,884, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the three months ended March 31, 2022.

The Company had not recorded any equity transactions during the year ended December 31, 2021.

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

In addition to business activities related to the Chamber, the Company is also conducting research, development, manufacturing, and sale of healthcare equipment and plant-based disinfectant spray for treating skin infections and disinfecting wounds. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which the parties agreed to jointly improve a plant-based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and the agreement can be renewed upon mutual agreement of both parties. The original plant-based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of the gross proceeds from sales of such improved product. By March 31, 2022, we had generated revenues of approximately $ through sales of the improved product. In the near future, the Company aims to standardize the production and sale of healthcare equipment and plant-based disinfectant spray, while increasing its brand awareness in the healthcare markets.

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

Liquidity and Capital Resources

As of March 31, 2022, we had assets of $69,175, which consisted of current assets of $4,034 in cash, $26,534 in other receivables, $3,406 as advances to suppliers, and noncurrent asset of $35,201 as operating lease right-of-use asset. We had liabilities of $1,932,098, which consisted of current liabilities of $17,397 in accounts payable, $299,913 in accrued expenses and other payables, $473,051 in advances from customers, $61 in taxes payable, $1,105,283 in related party payables, and $36,393 in short-term operating lease liabilities. We had an accumulated deficit of $19,670,636.

As of December 31, 2021, we had assets of $37,377, which mainly consisted of $4,323 in cash and cash equivalents, $29,608 in other receivables, and $3,446 in operating lease right-of-use. As of December 31, 2021, we had liabilities of $1,903,401, which mainly consisted of $17,356 in accounts payable, $471,788 in advances from customers, $17 in other taxes payables, $1,072,293 in related party payables, and $58,073 in operating lease liabilities. We also had an accumulated deficit of $ (19,621,121)

Results of Operations

From December 28, 2016 to September 6, 2019, we were a shell company without any substantive assets or operations. Since September 7, 2019, we have ceased to be a shell company and adopted the business of Kangzi, receiving our first pre-order payment from Saikun. For a more detailed description, please see “Overview” above.

Comparison of the Three Months Ended March 31, 2022 and 2021

Our revenues during the three months ended March 31, 2022, were $ $15,135, and cost of revenues was $ 5,532, as compared to revenues of $0 and cost of revenues $0 for the same period in 2021, respectively. The increase in our revenue were mainly due to improved situation of COVID-19 outbreak.

We had incurred selling expenses of $ 67 and administrative expenses of $ 59,067 during the three months ended March 31, 2022, as compared to $119 and $68,269 for the same period in 2021, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products in the quarter ended March 31, 2022 compared with the same period in 2020, selling expenses. The decrease in administrative expenses was mainly due to decreased office rental expenses and employment expenses during the period.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, the Company had an accumulated deficit of $ (19,670,636), and a net loss of $ $(49,515) for the three months ended March 31, 2022. It is relying on advances from its director, Mr. Hungseng Tan, to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of March 31, 2022, we had borrowed a loan from a stockholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or U.S. GAAP. In the future, we also intend to hire more personnel with sufficient training and experience in U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

Dated: May 23, 2022	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: May 23, 2022	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer