Form 10-Q
period 2021-03-31
Heyu Biological Technology Corp
filed 2022-06-01
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares of common stock as of May 31, 2022.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$5,037	$5,489
Accounts receivables	244	1,317
Other receivables, net	60,276	49,864
Advances to suppliers	3,296	3,309
Total current assets	68,853	59,979

Non-current Assets
Operating lease right-of-use asset	114,271	134,315
Total non-current assets	114,271	134,315

Total Assets	$183,124	$194,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,897	$17,871
Accrued expenses and other payable	309,759	294,233
Advances from customers	457,762	459,583
Income tax and other taxes payable	31	32
Operating lease liability - current portion	81,822	80,522
Related party payables	960,212	909,884
Total current liabilities	1,826,483	1,762,125

Noncurrent liabilities
Operating lease liability	35,216	56,570
Total noncurrent liabilities	35,216	56,570

Total Liabilities	$1,861,699	$1,818,695

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466,000 shares issued and outstanding respectively as of March 31, 2021 and December 31, 2020, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(130,295)	(119,033)
Accumulated deficit	(19,526,937)	(19,458,101)
Stockholders’ equity - HYBT and Subsidiaries	(1,475,716)	(1,395,618)
Noncontrolling interests in subsidiaries	(202,859)	(228,783)
Total stockholders’ deficit	(1,678,575)	(1,624,401)

Total Liabilities and Stockholders’ Deficit	$183,124	$194,294

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue, net	$-	$1,395

Cost of Revenue	$-	$290

Gross Profit	$-	$1,105

Operating expenses
Selling expenses	119	703
Administrative expenses	68,269	94,280
Total operating expenses	68,388	94,983

Loss on operations	68,388	(93,878)

Other Expenses	(448)	(490)

Loss on operations before income taxes	(68,836)	(94,368)

Income tax expense	-	-

Net Loss	$(68,836)	$(94,368)
Loss attributable to noncontrolling interests	-	(8,748)
Net loss attributable to HYBT shareholders	(68,836)	(85,620)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(37,186)	6,874
Total Comprehensive Loss	$(106,022)	$(78,746)
Total comprehensive (loss) income attributable to noncontrolling interests	25,924	(1,481)
Total comprehensive loss attributable to HYBT shareholders	(80,098)	(80,227)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(68,836)	(94,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	1,073	10,154
Other receivables	(10,401)	(6,044)
Advances to suppliers	-	42,249
Inventory	-	(55,459)
Operating lease right-of-use asset	20,044	26,464
Accounts payable and accrued liabilities	(974)	(66,583)
Accrued expenses and other payable	15,526	104,976
Advances from customers	(1,821)	6,768
Income tax and other taxes payable	-	(15)
Lease liability	(20,054)	(25,622)
Net cash used from operating activities	(65,443)	(57,480)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	50,329	(19,408)
Net cash used in financing activities	50,329	(19,408)

Effect of exchange rate changes on cash	14,662	3,912

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(452)	(72,976)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,489	95,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$$5,037	$22,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Heyu Biological Technology Corporation

(Formerly known as Pacific Webworks, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2020	1,032,466,000	1,032,466	17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	5,393	-	(1,481)	3,912
Loss for the period	-	-	-	-	(85,620)	(8,747)	(94,367)

Balance at March 31, 2020	1,032,466,000	$1,032,466	$17,149,050	$17,712	$(18,995,325)	$(62,299)	$(858,396)

	Common Stock		Additional	Accumulated Other		Non –
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)

Foreign currency translation adjustment	-	-	-	(11,262)	-	25,924	14,662
Loss for the period	-	-	-	-	(68,836)	-	(68,836)

Balance at March 31, 2021	1,032,466,000	$1,032,466	$17,149,050	$(130,295)	$(19,526,937)	$(202,859)	$(1,678,575)

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

The condensed consolidated financial statements of the Company as of and for the three ended March 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2020.

As of March 31, 2021, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of March 31, 2021, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

Foreign Currency

For fiscal year 2021, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended March 31, 2021 and 2020.

	As of
	March 31, 2021	December 31, 2020
RMB: US$ exchange rate	6.5536	7.0876

	Three Months ended March 31,
	2021	2020
RMB: US$ exchange rate	6.4820	6.9798

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of March 31, 2021, and December 31, 2020.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the three months ended March 31, 2021 and 2020, there were no potentially dilutive shares.

	For the three months ended March 31,
	2021	2020
Statement of Operations Summary Information:
Net loss	$(68,836)	$(94,368)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$0	$0

NOTE 2 – GOING CONCERN

During the quarter ended March 31, 2021, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,526,937 and working capital deficit of $1,757,630 as of March 31, 2021. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of March 31, 2021	As of December 31, 2020
Bank Deposits-China & HK	5,037	5,489
	$5,037	$5,489

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of March 31, 2021	As of December 31, 2020
Rental and POS machine deposits	15,139	15,139
Others	45,137	76,175
Less: Allowance for doubtful accounts	-	-
	$60,276	$91,374

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the three months ended March 31, 2021.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of March 31, 2021	As of December 31, 2020
Purchases of scientific research equipment	3,296	3,309
	$3,296	$3,309

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of March 31, 2021	As of December 31, 2020
Operating lease right-of-use asset	114,271	134,315
	$114,271	$134,315

Operating lease liability consist both current and noncurrent component as the following:

	As of March 31, 2021	As of December 31, 2020
Operating lease liability - current portion	81,822	80,522
Operating lease liability	35,216	56,570
	$117,038	$137,092

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

March 31, 2021
Weighted Average Remaining Lease Term(Year)	2
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases

Fiscal 2021	65,247
Fiscal 2022	59,022
Total Lease payments	124,269
Less Imputed interest	7,231
Present value of lease liabilities	$117,038

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of March 31, 2021	As of December 31, 2020
Advances from customers(1)	457,762	459,583
	$457,762	$459,583

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of March 31, 2021	As of December 31, 2020
Accrued payroll	134,333	118,768
Other Payables	175,426	175,465
	$309,759	$294,233

Accrued payroll includes all company employee payroll liabilities as of March 31, 2021, and other payables contains employee reimbursements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the Company owed related parties $960,212 and $909,884, respectively. As the Company has started business activities in March 2019, all expenses incurred during this reporting period are paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the three months ended March 31, 2021.

The Company had not recorded any equity transactions during the year ended December 31, 2020.

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

In addition to business activities related to the Chamber, the Company is also conducting research, development, manufacturing, and sale of healthcare equipment and plant-based disinfectant spray for treating skin infections and disinfecting wounds. On March 17, 2020, we entered into a business service cooperation agreement with Xiamen Qingda Intelligent Technology Co., Ltd., a wholly-owned subsidiary of Cross-strait Tsinghua Research Institute, pursuant to which the parties agreed to jointly improve a plant-based disinfectant spray for treating skin infections and disinfecting wounds. The term of such agreement is three years, and the agreement can be renewed upon mutual agreement of both parties. The original plant-based disinfectant spray was developed and owned by the Company, while the improved product shall be owned by both the Company and Cross-strait Tsinghua Research Institute. The Cross-strait Tsinghua Research Institute will receive 2% of the gross proceeds from sales of such improved product. By March 31, 2021, we had generated revenues of approximately $21,796 through sales of the improved product. In the near future, the Company aims to standardize the production and sale of healthcare equipment and plant-based disinfectant spray, while increasing its brand awareness in the healthcare markets.

The recent COVID-19 outbreak has spread throughout the world, especially in China, the United States, and Europe. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus, which measures have caused severe disruptions to our business operations. [We suspended our business operation in early February 2020 due to government mandates and most of our staff members were forced to work from home. We partially resumed our business operations on February 17, 2020, and we fully resumed our business operations on March 1, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had assets of $183,124, which consisted of current assets of $68,583 in cash, $60,276 in other receivables, $3,296 as advances to suppliers, and noncurrent asset of $114,271 as operating lease right-of-use asset. We had liabilities of $1,826,483, which consisted of current liabilities of $16,897 in accounts payable, $309,759 in accrued expenses and other payables, $457,762 in advances from customers, $ 31 in taxes payable, $960,212 in related party payables, and $81,822 in short-term operating lease liabilities. We also had recognized long-term operating lease liabilities of $35,216 as noncurrent liabilities. We had an accumulated deficit of $19,526,937.

As of December 31, 2020, we had assets of $194,294, which mainly consisted of $5,489 in cash and cash equivalents, and $134,315 in operating lease right-of-use. As of December 31, 2020, we had liabilities of $1,762,125, which mainly consisted of $17,871 in accounts payable, $459,583 in advances from customers, $32 in other taxes payables, $909,884 in related party payables, and $56,570 in operating lease liabilities. We also had an accumulated deficit of $19,458,101. Since we started our business operations in March 2019, our director, Mr. Hungseng Tan, has been advancing the Company’s daily operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of March 31, 2021, we had borrowed a total of $960,212 from a stockholder for working capital purposes. The loan is unsecured, non-interest bearing, and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

Results of Operations

From December 28, 2016 to September 6, 2019, we were a shell company without any substantive assets or operations. Since September 7, 2019, we have ceased to be a shell company and adopted the business of Kangzi, receiving our first pre-order payment from Saikun. For a more detailed description, please see “Overview” above.

Comparison of the Three Months Ended March 31, 2021 and 2020

Our revenues during the three months ended March 31, 2021, were $0, and cost of revenues was $0, as compared to revenues of $1,395 and cost of revenues $290 for the same period in 2020, respectively. The decrease in our revenue were mainly due to adjustment of our product line in reaction to the COVID-19 outbreak.

We had incurred selling expenses of $119 and administrative expenses of $68,269 during the three months ended March 31, 2021, as compared to $5,703 and $202,505 for the same period in 2020, respectively. The decrease in selling expenses was mainly due to fewer sales activities for our products in the quarter ended March 31, 2021 compared with the same period in 2020, selling expenses. The increase in administrative expenses was mainly due to increased office rental expenses and employment expenses during the period. We might incur operating expenses without sufficient revenues, as we determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2021, the Company had an accumulated deficit of $19,526,937, and a net loss of $68,836 for the three months ended March 31, 2021. It is relying on advances from its director, Mr. Hungseng Tan, to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of March 31, 2021, we had borrowed a loan from a stockholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

Dated: May 31, 2022	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: May 31, 2022	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer