Form 10-Q
period 2021-06-30
Heyu Biological Technology Corp
filed 2022-06-01
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares of common stock as of June 1, 2022.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$10,497	$5,489
Accounts receivables	-	1,317
Other receivables, net	64,662	49,864
Advances to suppliers	3,346	3,309
Total current assets	78,505	59,979

Non-current Assets
Operating lease right-of-use asset	96,209	134,315
Total non-current assets	96,209	134,315

Total Assets	$174,714	$194,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,126	$17,871
Accrued expenses and other payable	315,670	294,233
Advances from customers	464,765	459,583
Income tax and other taxes payable	16	32
Operating lease liability - current portion	84,716	80,522
Related party payables	1,006,123	909,884
Total current liabilities	1,888,416	1,762,125

Noncurrent liabilities
Operating lease liability	14,302	56,570
Total noncurrent liabilities	14,302	56,570

Total Liabilities	$1,902,718	$1,818,695

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466,000 shares issued and outstanding respectively as of June 30, 2021 and December 31, 2020, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(151,903)	(119,033)
Accumulated deficit	(19,558,655)	(19,458,101)
Stockholders’ equity - HYBT and Subsidiaries	(1,529,042)	(1,395,618)
Noncontrolling interests in subsidiaries	(198,962)	(228,783)
Total stockholders’ deficit	(1,728,004)	(1,624,401)

Total Liabilities and Stockholders’ Deficit	$174,714	$194,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$53,613	$34,388	$53,613	$35,783

Cost of Revenue	$16,742	$16,899	$16,742	$17,189

Gross Profit	$36,871	$17,489	$36,871	$18,594

Operating expenses
Selling expenses	567	5,523	686	6,226
Administrative expenses	47,335	97,817	136,584	192,097
Total operating expenses	47,902	103,340	137,270	198,323

Loss on operations	(11,031)	(85,851)	(100,399)	(179,729)

Other Income(Expenses)	293	(141)	(155)	(631)

Loss on operations before income taxes	(10,738)	(85,992)	(100,554)	(180,360)

Income tax expense	-	-	-	-

Net Loss	$(10,738)	$(85,992)	$(100,554)	$(180,360)
Loss attributable to noncontrolling interests	-	(166)	-	(8,914)
Net loss attributable to HYBT shareholders	(10,738)	(85,826)	(100,554)	(171,446)

Other Comprehensive Income
Foreign currency translation adjustment	(25,735)	(1,875)	(62,691)	4,999
Total Comprehensive Loss	$(36,473)	$(87,701)	$(163,245)	$(166,447)
Total comprehensive income attributable to noncontrolling interests	3,897	243	29,821	(1,238)
Total comprehensive loss attributable to HYBT shareholders	(32,576)	(87,458)	(133,424)	(167,685)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(100,554)	$(180,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	1,317	32,842
Other receivables, net	(14,851)	6,145
Advances to suppliers	-	42,232
Inventory	-	(45,360)
Operating lease right-of-use asset	38,106	43,280
Accounts payable and accrued liabilities	(745)	(64,196)
Accrued expenses and other payable	21,437	119,497
Advances from customers	5,182	(3,960)
Income tax and other taxes payable	-	(1)
Lease liability	(38,074)	(41,793)
Net cash used from operating activities	(88,182)	(91,674)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	96,240	(2,324)
Net cash used in financing activities	96,240	(2,324)

Effect of exchange rate changes on cash	(3,050)	2,524

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,008	(91,474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,489	95,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,497	$4,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2020	1,032,466,000	1,032,466	17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	3,761	-	(1,238)	2,523
Loss for the period	-	-	-	-	(171,446)	(8,913)	(180,359)

Balance at June 30, 2020	1,032,466,000	$1,032,466	$17,149,050	$16,080	$(19,081,151)	$(62,222)	$(945,777)

	Common Stock		Additional	Accumulated Other
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	Non - controlling Interest	Total
Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)

Foreign currency translation adjustment	-	-	-	(32,870)	-	29,821	(3,049)
Loss for the period	-	-	-	-	(100,554)	-	(100,554)

Balance at June 30, 2021	1,032,466,000	$1,032,466	$17,149,050	$(151,903)	$(19,558,655)	$(198,962)	$(1,728,004)

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

The condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of June 30, 2021, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

Foreign Currency

For fiscal year 2021, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended June 30, 2021 and 2020.

	As of
	June 30, 2021	December 31, 2020
RMB: US$ exchange rate	6.4549	6.5277

	Six Months ended June 30,
	2021	2020
RMB: US$ exchange rate	6.4697	7.0324

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of June 30, 2021, and December 31, 2020.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the six months ended June 30, 2021 and 2020, there were no potentially dilutive shares.

	For the six months ended June 30,
	2021	2020
Statement of Operations Summary Information:
Net loss	$(100,554)	$(180,360)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended June 30, 2021, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,558,655 and working capital deficit of $1,809,911 as of June 30, 2021. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of June 30, 2021	As of December 31, 2020
Bank Deposits-China & HK	10,497	5,489
	$10,497	$5,489

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of June 30, 2021	As of December 31, 2020
Rental and POS machine deposits	15,370	15,139
Others	49,292	76,175
Less: Allowance for doubtful accounts	-	-
	$64,662	$91,374

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the six months ended June 30, 2021.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of June 30, 2021	As of December 31, 2020
Purchases of scientific research equipment	3,346	3,309
	$3,346	$3,309

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of June 30, 2021	As of December 31, 2020
Operating lease right-of-use asset	96,209	134,315
	$96,209	$134,315

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2021	As of December 31, 2020
Operating lease liability - current portion	84,716	80,522
Operating lease liability	14,302	56,570
	$99,018	$137,092

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

June 30, 2021
Weighted Average Remaining Lease Term(Year)	2
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2021	44,476
Fiscal 2022	59,925
Total Lease payments	104,401
Less Imputed interest	5,383
Present value of lease liabilities	$99,018

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of June 30, 2021	As of December 31, 2020
Advances from customers(1)	464,765	459,583
	$464,765	$459,583

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30, 2021	As of December 31, 2020
Accrued payroll	143,960	118,768
Other Payables	171,710	175,465
	$315,670	$294,233

Accrued payroll includes all company employee payroll liabilities as of June 30, 2021, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2021	As of December 31, 2020
Operating lease liability - current portion	84,716	80,522
Operating lease liability	14,302	56,570
	$99,018	$137,092

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2021 and December 31, 2020, the Company owed related parties $1,006,123 and $909,884, respectively. As the Company has started business activities in March 2019, expenses incurred during this reporting period are mainly paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the six months ended June 30, 2021.

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

Liquidity and Capital Resources

As of June 30, 2021, we had assets of $174,714, which consisted of current assets of $10,497 in cash, $64,662 in other receivables, $3,346 as advances to suppliers, and noncurrent asset of $96,209 as operating lease right-of-use asset. We had liabilities of $1,902,718, which consisted of current liabilities of $17,126 in accounts payable, $315,670 in accrued expenses and other payables, $464,765 in advances from customers, $16 in taxes payable, $1,006,123 in related party payables, and $84,716 in short-term operating lease liabilities. We also had recognized long-term operating lease liabilities of $14,302 as noncurrent liabilities. We had an accumulated deficit of $(19,558,655).

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

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of June 30, 2021, we had borrowed a total of $1,006,123 from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

Results of Operations

From December 28, 2016 to September 6, 2019, we were a shell company without any substantive assets or operations. Since September 7, 2019, we ceased to be a shell company and adopted the business of Kangzi, receiving our first preordering payment from Saikun. For a more detailed description, please see “Overview” above.

Comparison of the Three Months Ended June 30, 2021 and 2020

Our revenues during the three months ended June 30, 2021, were $53,613, and cost of revenues was $16,742 as compared to revenues of $34,388 and cost of revenues $16,899 for the same period in 2020, respectively. The increase in our revenue were mainly due to the improved situation of the COVID-19 outbreak.

We had incurred selling expenses of $567 and administrative expenses of $47,335 during the three months ended June 30, 2021, as compared to $5,523 and $97,817 for the same period in 2020, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products in the quarter ended June 30, 2022 compared with the same period in 2020, selling expenses. The decrease in administrative expenses was mainly due to decreased office rental expenses and employment expenses during the period.

Comparison of the Six Months Ended June 30, 2021 and 2020

Our revenues during the six months ended June 30, 2021, were $53,613, and the cost of revenues was $16,742, as compared to $35,783 and $17,189 for the same period in 2020, respectively. The increase in our revenue were mainly due to the improved situation of the COVID-19 outbreak.

We had incurred selling expenses of $686 and administrative expenses of $136,584 during the six months ended June 30, 2021, as compared to $6,226 and $192,097 for the same period in 2020, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products in the six months ended June 30, 2022 compared with the same period in 2020, selling expenses. The decrease in administrative expenses was mainly due to decreased office rental expenses and employment expenses during the period.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2021, the Company had an accumulated deficit of $19,558,655, and a net loss of $10,738 and $100,554 for the three and six months ended June 30, 2021, respectively. It is relying on advances from its officer and director to meet its limited operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

Dated: June 1, 2022	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: June 1, 2022	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer