Form 10-Q
period 2021-09-30
Heyu Biological Technology Corp
filed 2022-12-22
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,032,466,000 shares of common stock as of June 10, 2022.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$4,353	$5,489
Accounts receivables	-	1,317
Other receivables, net	65,070	49,864
Advances to suppliers	3,345	3,309
Total current assets	72,768	59,979

Non-current Assets
Operating lease right-of-use asset	76,065	134,315
Total non-current assets	76,065	134,315

Total Assets	$148,833	$194,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,121	$17,871
Accrued expenses and other payable	327,560	294,233
Advances from customers	464,634	459,583
Income tax and other taxes payable	17	32
Operating lease liability - current portion	78,639	80,522
Related party payables	1,028,959	909,884
Total current liabilities	1,916,930	1,762,125

Noncurrent liabilities
Operating lease liability	-	56,570
Total noncurrent liabilities	-	56,570

Total Liabilities	$1,916,930	$1,818,695

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 and 1,032,466,000 shares issued and outstanding respectively as of September 30, 2021 and December 31, 2020, respectively)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(151,539)	(119,033)
Accumulated deficit	(19,599,039)	(19,458,101)
Stockholders’ equity - HYBT and Subsidiaries	(1,569,062)	(1,395,618)
Noncontrolling interests in subsidiaries	(199,035)	(228,783)
Total stockholders’ deficit	(1,768,097)	(1,624,401)

Total Liabilities and Stockholders’ Deficit	$148,833	$194,294

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue, net	$24,784	$16,600	$78,397	$52,383

Cost of revenue	$7,327	$5,543	$24,069	$22,732

Gross profit	$17,457	$11,057	$54,328	$29,651

Operating expenses
Selling expenses	522	301	1,208	6,527
Administrative expenses	8,276	88,037	193,905	280,134
Total operating expenses	8,798	88,338	195,113	286,661

Loss on operations	8,659	(77,281)	(140,785)	(257,010)

Other Loss	2	(331)	(153)	(962)

Loss on operations before income taxes	8,661	(77,612)	(140,938)	(257,972)

Income tax expense	-	-	-	-

Net Income (loss)	$8,661	$(77,612)	$(140,938)	$(257,972)
Loss attributable to noncontrolling interests	-	(2,407)	-	(11,321)
Net income (loss) attributable to HYBT shareholders	8,661	(75,205)	(140,938)	(246,651)

Other comprehensive (loss) income
Foreign currency translation adjustment	30,298	(24,912)	(32,506)	(19,913)
Total Comprehensive income (loss)	$38,959	$(100,117)	$(173,444)	$(266,564)
Total comprehensive (loss) income attributable to noncontrolling interests	(74)	2,339	29,748	1,101
Total comprehensive income (loss) attributable to HYBT shareholders	38,885	(97,778)	(143,696)	(265,463)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(140,938)	(257,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	1,317	32,842
Other receivables	(15,257)	(13,410)
Prepaid expenses	-	(27,427)
Advances to suppliers	-	29,289
Inventory	-	(59,905)
Operating lease right-of-use asset	58,250	55,264
Accounts payable and accrued liabilities	(750)	(63,548)
Accrued expenses and other payable	33,327	205,925
Advances from customers	5,051	54,058
Income tax and other taxes payable	-	3
Lease liability	(58,453)	(53,249)
Net cash used from operating activities	(117,453)	(98,130)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	119,076	23,596
Net cash used in financing activities	119,076	23,596

Effect of exchange rate changes on cash	(2,759)	(17,711)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,136)	(92,245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,489	95,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,353	$3,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

 Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Number of shares	Par value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non – controlling Interest	Total

Balance at January 1, 2020	1,032,466,000	1,032,466	17,149,050	12,319	(18,909,705)	(52,071)	(767,941)

Foreign currency translation adjustment	-	-	-	(18,812)	-	1,101	(17,711)
Loss for the period	-	-	-	-	(246,651)	(11,320)	(257,971)

Balance at September 30, 2020	1,032,466,000	$1,032,466	$17,149,050	$(6,493)	$(19,156,356)	$(62,290)	$(1,043,623)

	Number of shares	Par value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non – controlling Interest	Total

Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)

Foreign currency translation adjustment	-	-	-	(32,506)	-	29,748	(2,758)
Loss for the period	-	-	-	-	(140,938)	-	(140,938)

Balance at September 30, 2021	1,032,466,000	$1,032,466	$17,149,050	$(151,539)	$(19,599,039)	$(199,035)	$(1,768,097)

 The accompanying notes are an integral part of these consolidated financial statements

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

The condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company As of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of September 30, 2021, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

September 1, 2021
Weighted Average Remaining Lease Term(Year)	1
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2021	22,466
Fiscal 2022	59,909
Total Lease payments	82,375
Less Imputed interest	3,736
Present value of lease liabilities	$78,639

Foreign Currency

For fiscal year 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended September 30, 2021 and 2020.

	As of
	September 30, 2021	December 31, 2020
RMB: US$ exchange rate	6.4567	6.5277

	Nine months ended September 30,
	2021	2020
RMB: US$ exchange rate	6.4694	6.9941

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of September 30, 2021, and December 31, 2020.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the nine months ended September 30, 2020 and 2019, there were no potentially dilutive shares.

	For the nine months ended September 30,
	2021	2020
Statement of Operations Summary Information:
Net loss	$(140,938)	$(257,972)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended September 30, 2021, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,599,039 and working capital deficit of $1,844,162 as of September 30, 2021. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of September 30, 2021, we had borrowed a loan from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of September 30, 2021	As of December 31, 2020
Bank Deposits-China & HK	4,353	5,489
	$4,353	$5,489

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of September 30, 2021	As of December 31, 2020
Rental and POS machine deposits	15,366	15,199
Others	49,704	76,175
Less: Allowance for doubtful accounts	-	-
	$65,070	$91,374

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the nine months ended September 30, 2021.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of September 30, 2021	As of December 31, 2020
Purchases of scientific research equipment	3,345	3,309
	$3,345	$3,309

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of September 30, 2021	As of December 31, 2020
Operating lease right-of-use asset	76,065	134,315
	$76,065	$134,315

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2021	As of December 31, 2020
Operating lease liability - current portion	78,639	80,522
Operating lease liability	-	56,570
	$78,639	$137,092

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 30, 2021
Weighted Average Remaining Lease Term(Year)	1
Weighted Average Discount Rate	4.75%

The approximate future minimum lease payments under operating leases as:

Operating Leases
Fiscal 2021	22,466
Fiscal 2022	59,909
Total Lease payments	82,375
Less Imputed interest	3,736
Present value of lease liabilities	$78,639

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of September 30, 2021	As of December 31, 2020
Advances from customers(1)	464,634	459,583
	$464,634	$459,583

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of September 30, 2021	As of December 31, 2020
Accrued payroll	155,21	116,825
Other Payables	172,349	175,414
	$327,560	$292,239

Accrued payroll includes all company employee payroll liabilities as of September 30, 2021, and other payables contains employee reimbursements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, the Company owed related parties $1,028,959 and $909,884, respectively. As the Company has started business activities in 2019, expenses incurred during this reporting period are mainly paid by a shareholder, who is also a director of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

As of September 30, 2021, we had assets of $72,768, which consisted of current assets of $4,353 in cash, $65,070 in other receivables, $3,345 as advances to suppliers, and noncurrent asset of $76,065 as operating lease right-of-use asset. We had liabilities of $1,916,930, which consisted of current liabilities of $17,121 in accounts payable, $327,560 in accrued expenses and other payables, $464,634 in advances from customers, $17 in taxes payable, $1,028,959 in related party payables, and $78,639 in short-term operating lease liabilities. We had an accumulated deficit of $19,599,039.

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

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of September 30, 2021, we had borrowed a total of $1,028,959 from a shareholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand.   We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Our revenues during the three months ended September 30, 2021, were $24,784, and cost of revenues was $7,327, as compared to revenues of $16,600 and cost of revenues $5,543 for the same period in 2020, respectively. The increase in our revenue were mainly due to adjustment of our product line in reaction to the COVID-19 outbreak.

We had incurred selling expenses of $522 and administrative expenses of $8,276 during the three months ended September 30, 2021, as compared to $301 and $88,037 for the same period in 2020, respectively. The increase in selling expenses was mainly due to more sales activities for our new products in the quarter ended September 30, 2021 compared with the same period in 2020. The decrease in administrative expenses was mainly due to decreased office rental expenses and employment expenses during the period. We might incur operating expenses without sufficient revenues, as we determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Our revenues during the nine months ended September 30, 2021, were $78,397, and the cost of revenues was $24,069, as compared to $52,383 and $22,732 for the same period in 2020, respectively. The increases in revenues and cost of revenues were due to an adjustment of product line based on the impact of the COVID-19 outbreak. As our prospective customers’ businesses had been adversely affected by the COVID-19 outbreak, the demand for our main products and services decreased. As of the date of this Report, the COVID-19 outbreak seems to be under relative control in China. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited, and our revenues will start growing again as we resume our business activities.

We had incurred selling expenses of $1,208 and administrative expenses of $193,905 during the nine months ended September 30, 2021, as compared to $6,527 and $280,134 for the same period in 2020, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products during the period. The decrease in administrative expenses was mainly due to decreased office rental expenses and employment expenses during the period. We might incur operating expenses without sufficient revenues, as we have recently determined to focus on the research, development, and manufacturing of healthcare equipment and products. We will depend upon our officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2021, the Company had an accumulated deficit of $19,599,039, and a net income of $8,661 and a net loss of $140,938 for the three and nine months ended September 30, 2021, respectively. It is relying on advances from its director, Mr. Hungseng Tan, to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of September 30, 2021, we had borrowed a loan from a stockholder for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heyu Biological Technology Corporation

Dated: December 22, 2022	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: December 22, 2022	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer

