Form 10-Q
period 2022-06-30
Heyu Biological Technology Corp
filed 2023-02-10
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of February 9, 2023, 1,032,466,000 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$2,110	$4,323
Other receivables, net	32,595	29,608
Advances to suppliers	3,226	3,446
Total current assets	37,931	37,377

Non-current Assets
Operating lease right-of-use asset	13,335	56,172
Total non-current assets	13,335	56,172

Total Assets	$51,266	$93,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,579	$17,356
Accrued expenses and other payable	383,523	283,874
Advances from customers	448,002	471,788
Income tax and other taxes payable	57	17
Operating lease liability - current portion	13,786	58,073
Related party payables	1,077,233	1,072,293
Total current liabilities	1,939,180	1,903,401

Total Liabilities	$1,939,180	$1,903,401

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(95,156)	(175,659)
Accumulated deficit	(19,766,427)	(19,621,121)
Stockholders’ equity - HYBT and Subsidiaries	(1,680,067)	(1,615,264)
Noncontrolling interests in subsidiaries	(207,847)	(194,588)
Total stockholders’ deficit	(1,887,914)	(1,809,852)

Total Liabilities and Stockholders’ Deficit	$51,266	$93,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$14,387	$53,613	$29,522	$53,613

Cost of Revenue	$4,275	$16,742	$9,807	$16,742

Gross Profit	$10,112	$36,871	$19,715	$36,871

Operating expenses
Selling expenses	111	567	178	686
Administrative expenses	105,321	47,335	164,928	136,584
Total operating expenses	105,432	47,902	165,106	137,270

Loss on operations	(95,320)	(11,031)	(145,391)	(100,399)

Other Income (Expenses)	69	293	85	(155)

Loss on operations before income taxes	(95,251)	(10,738)	(145,306)	(100,554)

Income tax expense		-	-	-

Net Loss	$(95,251)	$(10,738)	$(145,306)	$(100,554)
Loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to HYBT shareholders	(95,251)	(10,738)	(145,306)	(100,554)

Other Comprehensive Income
Foreign currency translation adjustment	84,763	(25,735)	46,308	(62,691)
Total Comprehensive Loss	$(10,488)	$(36,473)	$(98,998)	$(163,245)
Total comprehensive income attributable to noncontrolling interests	-	3,897	34,195	29,821
Total comprehensive loss attributable to HYBT shareholders	(10,488)	(32,576)	(64,803)	(133,424)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(145,306)	$(100,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment
Change in assets and liabilities
Accounts receivable	-	1,317
Other receivables, net	-	(14,851)
Operating lease right-of-use asset	42,837	38,106
Accounts payable and accrued liabilities	(777)	(745)
Accrued expenses and other payable	99,649	21,437
Advances from customers	-	5,182
Lease liability	(44,287)	(38,074)
Net cash used from operating activities	(47,884)	(88,182)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	4,941	96,240
Net cash provided by financing activities	4,941	96,240

Effect of exchange rate changes on cash	40,730	(3,050)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,213)	5,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,323	5,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,110	$10,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)
Foreign currency translation adjustment	-	-	-	(32,870)	-	29,821	(3,049)
Loss for the period	-	-	-	-	(100,554)	-	(100,554)
Balance at June 30, 2021	1,032,466,000	$1,032,466	$17,149,050	$(151,903)	$(19,558,655)	$(198,962)	$(1,728,004)

	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2022	1,032,466,000	1,032,466	17,149,050	(175,659)	(19,621,121)	(194,588)	(1,809,852)
Foreign currency translation adjustment	-	-	-	80,503	-	(13,259)	67,244
Loss for the period	-	-	-	-	(145,306)	-	(145,306)
Balance at June 30, 2022	1,032,466,000	$1,032,466	$17,149,050	$(95,156)	$(19,766,427)	$(207,847)	$(1,887,914)

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

The condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2022, the results of its operations for the six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of June 30, 2022, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

	As of
	June 30, 2022	December 31, 2021
RMB: US$ exchange rate	6.6964	6.3588

	Six Months ended June 30,
	2022	2021
RMB: US$ exchange rate	6.4763	6.4499

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of June 30, 2022, and December 31, 2021.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the six months ended June 30, 2022 and 2021, there were no potentially dilutive shares.

	For the six months ended June 30,
	2022	2021
Statement of Operations Summary Information:
Net loss	$(145,306)	$(100,554)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the six months ended June 30, 2022, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,766,427 and working capital deficit of $1,901,249 as of June 30, 2022. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of June 30, 2022	As of December 31, 2021
Bank Deposits-China & HK	2,110	4,323
	$2,110	$4,323

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of June 30, 2022	As of December 31, 2021
Rental and POS machine deposits	14,816	15,603
Others	17,779	14,005
Less: Allowance for doubtful accounts	-	-
	$32,595	$29,608

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the six months ended June 30, 2022.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of June 30, 2022	As of December 31, 2021
Purchases of scientific research equipment	3,226	3,446
	$3,226	$3,446

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of June 30, 2022	As of December 31, 2021
Operating lease right-of-use asset	13,335	56,172
	$13,335	$56,172

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2022	As of December 31, 2021
Operating lease liability - current portion	13,786	58,073
Operating lease liability	-	-
	$13,786	$58,073

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

June 30, 2022
Weighted Average Remaining Lease Term(Year)	0.25
Weighted Average Discount Rate	4.75%

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of June 30, 2022	As of December 31, 2021
Advances from customers(1)	448,002	471,788
	$448,002	$471,788

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30, 2022	As of December 31, 2021
Accrued payroll	225,553	166,337
Other Payables	157,970	117,537
	$383,523	$283,874

Accrued payroll includes all company employee payroll liabilities as of June 30, 2022, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2022	As of December 31, 2021
Operating lease liability - current portion	13,786	58,073
Operating lease liability	-	-
	$13,786	$58,073

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2022 and December 31, 2021, the Company owed related parties $1,077,233 and $1,072,293, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by two of our shareholder, Mr. Hungseng Tan and Mr. Ban Siong Ang, who are also directors of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the six months ended June 30, 2022.

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

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government regulations and shifting social behaviors have limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on gatherings or commerce, including in parts of the U.S., and the rest of the world. Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

We suspended our business operation in early February 2020 due to government mandates and most of our staff members were forced to work from home. We partially resumed our business operations on February 17, 2020, and we fully resumed our business operations on March 1, 2020. However, as of the date of this Report, our management and scientists have been working remotely.

Liquidity and Capital Resources

As of June 30, 2022, we had assets of $51,266, which consisted of current assets of $2,110 in cash, $32,595 in other receivables, $3,226 as advances to suppliers, and noncurrent asset of $13,335 as operating lease right-of-use asset. We had liabilities of $1,939,180, which consisted of current liabilities of $16,579 in accounts payable, $383,523 in accrued expenses and other payables, $448,002 in advances from customers, $57 in taxes payable, $1,077,233 in related party payables, and $13,786 in short-term operating lease liabilities. We had an accumulated deficit of $19,766,427.

As of December 31, 2021, we had assets of $37,377, which mainly consisted of $4,323 in cash and cash equivalents, $29,608 in other receivables, and $3,446 in operating lease right-of-use. As of December 31, 2021, we had liabilities of $1,903,401, which mainly consisted of $17,356 in accounts payable, $471,788 in advances from customers, $17 in other taxes payables, $1,072,293 in related party payables, and $58,073 in operating lease liabilities. We also had an accumulated deficit of $19,621,121.

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of June 30, 2022, we had borrowed a total of $1,077,233 from our shareholders for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

Our revenues during the six months ended June 30, 2022, were $29,522, and cost of revenues was $9,807, as compared to revenues of $53,613 and cost of revenues $16,742 for the same period in 2021, respectively. The decrease in our revenue were mainly due to the worsened situation of COVID-19 outbreak.

We had incurred selling expenses of $178 and administrative expenses of $164,928 during the six months ended June 30, 2022, as compared to $686 and $136,584 for the same period in 2021, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products in the quarter ended June 30, 2022 compared with the same period in 2021, selling expenses. The increase in administrative expenses was mainly due to office rental expenses during the period.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2022, the Company had an accumulated deficit of $19,766,427, and a net loss of $145,306 for the six months ended June 30, 2022. It is relying on advances from its directors, Mr. Hungseng Tan and Mr. Ban Siong Ang, to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of June 30, 2022, we had borrowed a loan from our stockholders for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heyu Biological Technology Corporation

Dated: February 9, 2023	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: February 9, 2023	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer