Form 10-Q
period 2022-09-30
Heyu Biological Technology Corp
filed 2023-02-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of February 13, 2023, 1,032,466,000 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$2,054	$4,323
Other receivables, net	23,667	29,608
Advances to suppliers	3,038	3,446
Total current assets	28,759	37,377

Non-current Assets
Operating lease right-of-use asset	-	56,172
Total non-current assets	-	56,172

Total Assets	$28,759	$93,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,728	$17,356
Accrued expenses and other payable	327,422	283,874
Advances from customers	421,953	471,788
Income tax and other taxes payable	136	17
Operating lease liability - current portion	-	58,073
Related party payables	1,076,365	1,072,293
Total current liabilities	1,841,604	1,903,401

Total Liabilities	$1,841,604	$1,903,401

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive loss	(6,497)	(175,659)
Accumulated deficit	(19,765,497)	(19,621,121)
Stockholders’ equity - HYBT and Subsidiaries	(1,590,478)	(1,615,264)
Noncontrolling interests in subsidiaries	(222,367)	(194,588)
Total stockholders’ deficit	(1,812,845)	(1,809,852)

Total Liabilities and Stockholders’ Deficit	$28,759	$93,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$-	$24,784	$28,968	$78,397

Cost of revenue	$-	$7,327	$9,623	$24,069

Gross profit	$-	$17,457	$19,345	$54,328

Operating expenses
Selling expenses	-	522	175	1,208
Administrative expenses	1,516	8,276	163,633	193,905
Total operating expenses	1,516	8,798	163,808	195,113

Income (Loss) on operations	(1,516)	8,659	(144,463)	(140,785)

Other income (expenses)	-	2	87	(153)

Income (Loss) on operations before income taxes	(1,516)	8,661	(144,376)	(140,938)

Income tax expense	-	-	-	-

Net income (loss)	$(1,516)	$8,661	$(144,376)	$(140,938)
Loss attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to HYBT shareholders	(1,516)	8,661	(144,376)	(140,938)

Other comprehensive income (loss)
Foreign currency translation adjustment	85,109	30,298	134,967	(32,506)
Total comprehensive income (loss)	$83,593	$38,959	$(9,409)	$(173,444)
Total comprehensive income (loss) attributable to noncontrolling interests	-	(74)	34,195	29,748
Total comprehensive income (loss) attributable to HYBT shareholders	83,593	38,885	24,786	(143,696)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended

September 30,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(144,376)	$(140,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	-	1,317
Other receivables	-	(15,257)
Operating lease right-of-use asset	56,172	58,250
Accounts payable and accrued liabilities	(1,628)	(750)
Accrued expenses and other payable	43,548	33,327
Advances from customers	-	5,051
Lease liability	(58,073)	(58,453)
Net cash used from operating activities	(104,357)	(117,453)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	4,073	119,076
Net cash provided by financing activities	4,073	119,076

Effect of exchange rate changes on cash	98,015	(2,759)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,269)	(1,136)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,323	5,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,054	$4,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)
Foreign currency translation adjustment	-	-	-	(32,506)	-	29,748	(2,758)
Loss for the period	-	-	-	-	(140,938)	-	(140,938)
Balance at September 30, 2021	1,032,466,000	$1,032,466	$17,149,050	$(151,539)	$(19,599,039)	$(199,035)	$(1,768,097)

	Common Stock		Additional	Accumulated Other		Non –
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2022	1,032,466,000	1,032,466	17,149,050	(175,659)	(19,621,121)	(194,588)	(1,809,852)
Foreign currency translation adjustment	-	-	-	169,162	-	(27,779)	141,383
Loss for the period	-	-	-	-	(144,376)	-	(144,376)
Balance at September 30, 2022	1,032,466,000	$1,032,466	$17,149,050	$(6,497)	$(19,765,497)	$(222,367)	$(1,812,845)

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

The condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2022, the results of its operations for the nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of September 30, 2022, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

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

	As of
	September 30, 2022	December 31, 2021
RMB: US$ exchange rate	7.1098	6.3588

	Nine Months ended September 30,
	2022	2021
RMB: US$ exchange rate	6.6001	6.4499

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of September 30, 2022, and December 31, 2021.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the nine months ended September 30, 2022 and 2021, there were no potentially dilutive shares.

	For the nine months ended September 30,
	2022	2021
Statement of Operations Summary Information:
Net loss	$(144,376)	$($100,554)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2022, the Company was unable to generate cash flows sufficient to support its operations despite Kangzi’s business operation and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,765,497 and working capital deficit of $1,812,845 as of September 30, 2022. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of September 30, 2022	As of December 31, 2021
Bank Deposits-China & HK	2,054	4,323
	$2,054	$4,323

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of September 30, 2022	As of December 31, 2021
Rental and POS machine deposits	13,954	15,603
Others	9,713	14,005
Less: Allowance for doubtful accounts	-	-
	$23,667	$29,608

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the nine months ended September 30, 2022.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of September 30, 2022	As of December 31, 2021
Purchases of scientific research equipment	3,038	3,446
	$3,038	$3,446

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of September 30, 2022	As of December 31, 2021
Operating lease right-of-use asset	-	56,172
	$-	$56,172

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2022	As of December 31, 2021
Operating lease liability - current portion	-	58,073
Operating lease liability	-	-
	$-	$58,073

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

September 30, 2022
Weighted Average Remaining Lease Term(Year)	-
Weighted Average Discount Rate	4.75%

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of September 30, 2022	As of December 31, 2021
Advances from customers(1)	421,953	471,788
	$421,953	$471,788

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of September 30, 2022	As of December 31, 2021
Accrued payroll	174,946	166,337
Other Payables	152,476	117,537
	$327,422	$283,874

Accrued payroll includes all company employee payroll liabilities as of September 30, 2022, and other payables contains employee reimbursements.

Operating lease liability consist both current and noncurrent component as the following:

	As of September 30, 2022	As of December 31, 2021
Operating lease liability - current portion	-	58,073
Operating lease liability	-	-
	$-	$58,073

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, the Company owed related parties $1,076,365 and $1,072,293, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by two of our shareholder, Mr. Hungseng Tan and Mr. Ban Siong Ang, who are also directors of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

As of September 30, 2022, we had assets of $28,759, which consisted of current assets of $2,054 in cash, $23,667 in other receivables, and $3,038 as advances to suppliers. We had liabilities of $1,841,604, which consisted of current liabilities of $15,728 in accounts payable, $327,422 in accrued expenses and other payables, $421,953 in advances from customers, $136 in taxes payable, and $1,076,365 in related party payables. We had an accumulated deficit of $19,765,497.

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

In light of the impacts of the COVID-19 outbreak, if we are required to operate in a challenging economic environment in China, or incur unanticipated capital expenditures, or decide to accelerate growth, we may need additional financing. As of September 30, 2022, we had borrowed a total of $1,076,365 from our stockholders for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand.   We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing shareholders.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

Our revenues during the nine months ended September 30, 2022, were $28,968, and cost of revenues was $9,623, as compared to revenues of $78,397 and cost of revenues $ 24,069 for the same period in 2021, respectively. The decrease in our revenue were mainly due to the worsened situation of COVID-19 outbreak.

We had incurred selling expenses of $175 and administrative expenses of $163,633 during the nine months ended September 30, 2022, as compared to $1,208 and $193,905 for the same period in 2021, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products in the quarter ended September 30, 2022 compared with the same period in 2021, selling expenses. The decrease in administrative expenses was mainly due to rent expenses during the period.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2022, the Company had an accumulated deficit of $19,765,497, and a net loss of $144,376 for the nine months ended September 30, 2022. It is relying on advances from its directors, Mr. Hungseng Tan and Mr. Ban Siong Ang, to meet its limited operating expenses.

In light of the impacts of the COVID-19 outbreak, if the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of September 30, 2022, we had borrowed a loan from our stockholders for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heyu Biological Technology Corporation

Dated: February 13, 2023	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: February 13, 2023	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer