Form 10-K
period 2022-12-31
Heyu Biological Technology Corp
filed 2023-03-23
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-26731

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 903&904, Huli Building, 619 Sishui Street, Huli District, Xiamen City, Fujian Province, China	361009
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (86) 158 5924 0902

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of June 30, 2022, the last business day of the registrant’s most recently completed secondfiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.0013, as reported on the OTC Pink Market, was approximately $1,961,685.40.

As of March 23, 2023, there were 1,032,466,000 shares of the registrant’s Common Stock outstanding.

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

On February 17, 2023, the board of directors of the Company appointed Mr. Zengqiang Lin as an independent director of the Company, effective February 17, 2023.

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
↓ 100%
WOFE: Jasherle (Xiamen) Healthcare Technology Co., Ltd. 珈施尔乐（厦门）健康科技有限公司
↓ 60%
Shanghai Kangzi Medical Technology Co., Ltd.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. The address of our principal executive offices and corporate offices is Room 903&904, Huli Building, 619 Sishui Street, Huli District, Xiamen City, Fujian Province, China, 361009. Our telephone number is (86) 158 5924 0902.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We leased our principal executive offices and corporate offices which are located at Room 903&904, Huli Building, 619 Sishui Street, Huli District, Xiamen City, Fujian Province, China, 361009, the total gross floor area is approximately 755 square meters, or 8,126.75 square feet.

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

FISCAL YEAR 2021	HIGH	LOW
First Quarter	$0.0240	$0.0057
Second Quarter	0.0200	0.0100
Third Quarter	0.0204	0.0030
Fourth Quarter	0.0030	0.0001

FISCAL YEAR 2022	HIGH	LOW
First Quarter	$0.0003	$0.0001
Second Quarter	0.0500	0.0003
Third Quarter	0.0098	0.0004
Fourth Quarter	0.0014	0.0004

As of March 22, 2023, the last sale price reported on the OTC Pink Market for our Common Stock was approximately $0.079 per share.

Dividend Policy

We have not paid any dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.

Stockholders of Record

As of March 23, 2023, we have 669 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2022, 2021, and 2020, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2022, 2021, and 2020 and current affair reports on Form 8-K, and the following transaction.

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

On April 18, 2018, to fill the vacancies created by Mr. Masters’s resignations, Ban Siong Ang and Hung Seng Tan were elected as the directors of the Company. Mr. Ang was appointed as President, Chief Executive Officer, and Chairman of the Board of the Company. Mr. Tan was appointed as Executive Director of the Company. Ms. Wendy Wei Li was appointed as Chief Financial Officer. On February 28, 2021, Ms. Wendy Wei Li resigned from her position with the Company as the Chief Financial Officer. To fill the vacancies created by Ms. Wendy Wei Li’s resignation, Mr. Ang was appointed as the Chief Financial Officer. On November 30, 2021, Mr. Bo Lyu has been appointed as the Chief Financial Officer. On February 17, 2023, the board of directors of the Company appointed Mr. Zengqiang Lin as an independent director of the Company, effective 17, 2023

On July 3, 2018, the Company changed its name to Heyu Biological Technology Corporation, with a new ticker symbol, HYBT. The Company currently has no business operations. On July 30, 2018, the Company amended its Articles of Incorporation with the State of Nevada in order to increase its authorized shares of Common Stock from 150,000,000 to 2,000,000,000.

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

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2022 and 2021, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31	2022	2021
Cash and cash equivalents	$11,428	$4,323
Other receivables, net	$17,845	$29,608
Advances to suppliers	$3,131	$3,446
Total current assets	$32,404	$37,377
Total assets	$32,404	$93,549
Accounts payable	$16,150	$17,356
Accrued expenses and other payable	$285,081	$283,874
Advances from customers	$434,890	$471,788
Related party payable	$1,268,749	$1,072,293
Total current liabilities	$2,005,010	$1,903,401
Total liabilities	$2,005,010	$1,903,401
Accumulated deficit	$(19,886,700)	$(19,621,121)
Total stockholders’ deficit	$(1,972,606)	$(1,809,852)

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

As of December 31, 2022, we had assets of $32,404, which mainly consisted of $17,845 in Other receivables, net; we had liabilities of $2,005,010, which mainly consisted of $1,268,749 in Related party payables, $434,890 in Advances from customers, and $285,081 in Accrued expenses; we had an accumulated deficit of $19,886,700 .

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2022 and 2021 and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

From the period of the Liquidation on December 28, 2016 to September 6, 2019, we had been a shell company without any significant assets or operations. Since September 7, 2019, we are no longer a shell company due to the business operation of Kangzi and the first amount of preordering payment received from Saikun. For a detailed description, please see “Overview” above.

	Fiscal Year ended December 31,
	2022	2021
Revenue – related parties, net	$78,953	$96,478
Total operating expenses	27,385	228,999
Loss from operations	(265,779)	(162,836)
Total other income (expense)	199	(184)
Income tax	-	-
Net loss	$(265,580)	$(163,020)
Basic net loss per share	$(0.00)	$(0.00)

We had $78,953 in revenues in the fiscal year ended December 31, 2022 and $96,478 in revenues in the fiscal year ended December 31, 2021. Our expenses during the fiscal year ended December 31, 2022, were $317,347 , as compared to $228,999 for the fiscal year ended December 31, 2021. The increase in the expenses was mainly due to increase in agency expenses, consulting fees and other office expenditures. We will depend upon our shareholdersto make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. We have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had an accumulated deficit of $19,886,700 and a net loss of $265,580 for the fiscal year ended December 31, 2022.

Off-balance sheet arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates due to the same reasons illustrated in “Evaluation of Disclosure Controls and Procedures” above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Ban Siong Ang	49	Chairman of the Board, Chief Executive Officer, and President
Hung Seng Tan	62	Executive Director
Bo Lyu	44	Chief Financial Officer
Kwee Huwa Tan	59	Director
Stephan Truly Busch	70	Director
Senad Busatlic	44	Director
Zengqiang Lin	27	Director

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

Mr. Zengqiang Lin has been our independent director since February 17, 2023. Mr. Zengqiang Lin is the founder and has served as the chairman of the board of directors of Fuqing Hongchang Food Co., Ltd, a biotechnology-led food trading company since 2017. Prior to his current role, Mr. Lin served as the general manager of Fujian Yuweixiang Frozen Food Co., Ltd, a leading enterprise in the food operation and processing industry, from June 2016 to December 2017. He also held the position of manager at Xizang Changhui Construction Engineering Co., Ltd from July 2015 to May 2016. Mr. Lin has a wealth of experience in business operation, supply chain management, and market expansion. Mr. Lin graduated from Fuzhou Foreign Trade College.

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

Director Independence

After review of all relevant transactions or relationships between each director, or any of his or her family members, our Board has determined that Ms. Kwee Huwa Tan, Mr. Stephan Truly Busch, Mr. Senad Busatlic, and Mr. Zengqiang Lin are “independent directors” as defined under the NASDAQ listing standards. Pursuant to the applicable NASDAQ listing standards, an “independent director” refers to a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Board Meetings

The Board did not hold any meeting during the fiscal year ended December 31, 2022.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons with respect to the period from January 1, 2021 through December 31, 2022, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2022 and 2021 for the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang,	2022		$0	0	0	0	0	0	0	0
Chief Executive Officer and President(1)	2021		$0	0	0	0	0	0	0	0

Wendy Wei Li,	2022		$0	0	0	0	0	0	0	$0
Chief Financial Officer(2)	2021		$0	0	0	0	0	0	0	$0

Bo Lyu,	2022		$0	0	0	0	0	0	0	0
Chief Financial Officer(3)	2021	$	NA	NA	NA	NA	NA	NA	NA	NA

(1)	Mr. Ang has served as the Chief Executive Officer and President of the Company since April 18, 2018.
(2)	Ms. Li served as the Chief Financial Officer of the Company from April 18, 2018 to February 28, 2021.
(3)	Mr. Lyu has served as the Chief Financial Officer of the Company since November 30, 2021

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Compensation of Directors

The following is a summary of the compensation we paid to our directors, for the fiscal years ended December 31, 2022 and 2021 for the Company.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Ban Siong Ang	2022	$0	0	0	0	0	0	0
	2021	$0	0	0	0	0	0	0

Kwee Huwa Tan	2022	$0	0	0	0	0	0	0
	2021	$0	0	0	0	0	0	0

Stephan Truly Busch	2022	$0	0	0	0	0	0	0
	2021	$0	0	0	0	0	0	0

Senad Busatlic	2022	$0	0	0	0	0	0	0
	2021	$0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this Report, and by the officers and directors, individually and as a group. Unless otherwise indicated herein, the address for the beneficial owners listed below is Room 903&904, Huli Building, 619 Sishui Street, Huli District, Xiamen City, Fujian Province, China, 361009.

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

We had $78,953 revenues in the fiscal year ended December 31, 2022. Two shareholders of the Company extended a zero-interest loan for the Company to cover all the operation expenses totaling $196,457 for the year ended December 31, 2022. In the future, we might incur operating expenses without sufficient revenues, as we have just identified and determined to focus on the research, development, and manufacturing of healthcare equipment and health products. We will continue to depend upon our shareholders to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2022 and 2021:

	2022	2021
Audit Fees	$18,500	$17,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-
Total	$18,500	$17,000

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2022 and 2021, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC, Professional Corporation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.
(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(8)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
10.2(9)	Director Offer Letter for a Director with Mr. Stephan Truly Busch dated April 16, 2019.
10.3(10)	Director Offer Letter for an Independent Director with Mr. Senad Busatlic dated April 16, 2019.
10.4(11)	Clinical Cooperation Agreement entered into and by Jiashierle (Xiamen) Healthcare Technology Co., Ltd. And Shenzhen Saikun Biotechnology Co., Ltd., dated October 15, 2019.
16.1(12)	Letter from Haynie & Company dated October 29, 2018.
21.1(13)	Subsidiaries.

Exhibit	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2022 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.
(12)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 1, 2018, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2023.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities, on March 23, 2023.

/s/ Bo Lyu
Name: Bo Lyu Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kwee Huwa Tan
Name: Kwee Huwa Tan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Heyu Biological Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heyu Biological Technology Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, California

March 23, 2023

We have served as the Company’s auditor since 2018.

FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$11,428	$4,323
Other receivables, net	17,845	29,608
Advances to suppliers	3,131	3,446
Total current assets	32,404	37,377

Non-current Assets
Operating lease right-of-use asset	-	56,172
Total non-current assets	-	56,172

Total Assets	$32,404	$93,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,150	$17,356
Accrued expenses and other payable	285,081	283,874
Advances from customers	434,890	471,788
Income tax and other taxes payable	140	17
Operating lease liability - current portion	-	58,073
Related party payables	1,268,749	1,072,293
Total current liabilities	2,005,010	1,903,401

Total Liabilities	$2,005,010	$1,903,401

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(52,298)	(175,659)
Accumulated deficit	(19,886,700)	(19,621,121)
Stockholders’ equity - HYBT and Subsidiaries	(1,757,482)	(1,615,264)
Noncontrolling interests in subsidiaries	(215,124)	(194,588)
Total stockholders’ deficit	(1,972,606)	(1,809,852)

Total Liabilities and Stockholders’ Deficit	$32,404	$93,549

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31,
	2022	2021
Revenue – related parties, net	$78,953	$96,478

Cost of Revenue	27,385	30,315

Gross Profit	51,568	66,163

Operating expenses
Selling expenses	404	1,284
Administrative expenses	316,943	227,715
Total operating expenses	317,347	228,999

Loss on operations	(265,779)	(162,836)

Other Income (Expenses)	200	(184)

Loss on operations before income taxes	(265,579)	(163,020)

Income tax expense	-	-

Net Loss	$(265,579)	$(163,020)
Loss attributable to noncontrolling interests	-	-
Net loss attributable to HYBT shareholders	(265,579)	(163,020)

Other Comprehensive Income
Foreign currency translation adjustment	89,290	(90,821)
Total Comprehensive Loss	$(176,289)	$(253,841)
Total comprehensive income attributable to noncontrolling interests	34,071	34,195
Total comprehensive loss attributable to HYBT shareholders	(142,218)	(219,646)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

For the year Ended December 31,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(265,579)	(163,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts receivable	-	1,317
Other receivables, net	(5,115)	20,205
Advance to suppliers	-	(101)
Operating lease right-of-use asset	56,172	78,143
Accounts payable and accrued liabilities	15,986	(515)
Accrued expenses and other payable	1,207	(10,359)
Advances from customers	(36,898)	12,205
Lease liability	(58,073)	(79,019)
Net cash used in operating activities	(292,300)	(141,144)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES		-
Proceeds from related party lending	330,598	162,410
Repayment to related party	(134,141)
Net cash provided by financing activities	196,457	162,410

Effect of exchange rate changes on cash	102,948	(22,432)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,105	(1,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,323	5,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,428	$4,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Heyu Biological Technology Corporation

Consolidated Statements of Stockholders’ Deficit

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2021	1,032,466,000	1,032,466	17,149,050	(119,033)	(19,458,101)	(228,783)	(1,624,401)
Foreign currency translation adjustment	-	-	-	(56,626)	-	34,195	(22,431)
Loss for the period	-	-	-	-	(163,020)	-	(163,020)
Balance at December 31, 2021	1,032,466,000	$1,032,466	$17,149,050	$(175,659)	$(19,621,121)	$(194,588)	$(1,809,852)

	Common Stock		Additional	Accumulated Other		Non-
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2022	1,032,466,000	1,032,466	17,149,050	(175,659)	(19,621,121)	(194,588)	(1,809,852)
Foreign currency translation adjustment	-	-	-	123,361	-	(20,536)	102,825
Loss for the period	-	-	-	-	(265,579)	-	(265,579)
Balance at December 31, 2022	1,032,466,000	$1,032,466	$17,149,050	$(52,298)	$(19,886,700)	$(215,124)	$(1,972,606)

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

As of December 31, 2022, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities. As of December 31, 2022, the Company considered the economic implications of the COVID-19 pandemic on its significant judgments and estimates. Given the impact and other unforeseen effects on the global economy from the COVID-19 pandemic, these estimates required increased judgment, and actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in the PRC and Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC, or Hong Kong.

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

	As of
	December 31, 2022	December 31, 2021
RMB: US$ exchange rate	6.8983	6.3588

	For the year ended December 31,
	2022	2021
RMB: US$ exchange rate	6.7279	6.4499

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of December 31, 2022, and December 31, 2021.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the year ended December 31, 2022 and 2021, there were no potentially dilutive shares.

	For the year ended December 31,
	2022	2021
Statement of Operations Summary Information:
Net loss	$(265,579)	$(163,020)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the year ended December 31, 2022, the Company was unable to generate cash flows sufficient to support its operations and was dependent on related party advances from the current controlling shareholder. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $19,886,700 and working capital deficit of $1,972,606 as of December 31, 2022. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of December 31, 2022	As of December 31, 2021
Bank Deposits-China & HK	11,428	4,323
	$11,428	$4,323

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of December 31, 2022	As of December 31, 2021
Rental and POS machine deposits	13,954	15,603
Others	3,891	14,005
Less: Allowance for doubtful accounts	-	-
	$17,845	$29,608

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the year ended December 31, 2022.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of December 31, 2022	As of December 31, 2021
Purchases of scientific research equipment	3,131	3,446
	$3,131	$3,446

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On September 1, 2019, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of December 31, 2022	As of December 31, 2021
Operating lease right-of-use asset	-	56,172
	$-	$56,172

Operating lease liability consist both current and noncurrent component as the following:

	As of December 31, 2022	As of December 31, 2021
Operating lease liability - current portion	-	58,073
Operating lease liability	-	-
	$-	$58,073

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

December 31, 2022
Weighted Average Remaining Lease Term (Year)	-
Weighted Average Discount Rate	4.75%

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of December 31, 2022	As of December 31, 2021
Advances from customers(1)	434,890	471,788
	$434,890	$471,788

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31, 2022	As of December 31, 2021
Accrued payroll	155,078	166,337
Other Payables	130,003	117,537
	$285,081	$283,874

Accrued payroll includes all company employee payroll liabilities as of December 31, 2022, and other payables contains employee reimbursements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2022 and 2021, the Company owed related parties $ 1,268,749 and $1,072,293, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by two of our shareholder, Mr. Hungseng Tan and Mr. Ban Siong Ang, who are also directors of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

For the years ended December 31, 2022 and 2021, the Company earned revenues from related parties in the amount of $78,593 and $96,478, respectively.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the year ended December 31, 2022.

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