Form 10-Q
period 2023-03-31
Heyu Biological Technology Corp
filed 2023-05-12
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, 1,032,466,000 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$29,210	$11,428
Other receivables, net	24,201	17,845
Advances to suppliers	3,143	3,131
Total current assets	56,554	32,404

Non-current Assets
Operating lease right-of-use asset	192,574	-
Other non-current Asset	13,531	-
Total non-current assets	206,105	-

Total Assets	$262,658	$32,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,205	$16,150
Accrued expenses and other payable	183,367	285,081
Advances from customers	438,028	434,890
Income tax and other taxes payable	-	140
Operating lease liability - current portion	57,664	-
Related party payables	1,581,133	1,268,749
Total current liabilities	2,276,397	2,005,010

Non-current Liabilities
Operating lease liability - long term	112,215	-
Total Non-current liabilities	112,215	-

Total Liabilities	$2,388,612	$2,005,010

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 1,032,466,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	1,032,466	1,032,466
Additional paid-in capital	17,149,050	17,149,050
Accumulated other comprehensive income	(3,000)	(52,298)
Accumulated deficit	(20,035,077)	(19,886,700)
Stockholders’ equity - HYBT and Subsidiaries	(1,856,561)	(1,757,482)
Noncontrolling interests in subsidiaries	(269,393)	(215,124)
Total stockholders’ deficit	(2,125,954)	(1,972,606)

Total Liabilities and Stockholders’ Deficit	$262,658	$32,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenue, net	$10,121	$15,135

Cost of Revenue	1,161	5,532

Gross Profit	8,960	9,603

Operating expenses
Selling expenses	-	67
Administrative expenses	157,468	59,067
Total operating expenses	157,468	59,134

Loss on operations	(148,508)	(49,531)

Impairment loss	-	-
Other Income (Expenses)	131	16

Loss on operations before income taxes	(148,377)	(49,515)

Income tax expense	-	-

Net Loss	$(148,377)	$(49,515)
Loss attributable to noncontrolling interests		-
Net loss attributable to HYBT shareholders	(148,377)	(49,515)

Other Comprehensive Income
Foreign currency translation adjustment	(4,971)	(38,455)
Total Comprehensive Loss	$(153,348)	$(87,970)
Total comprehensive loss attributable to noncontrolling interests	54,269	34,195
Total comprehensive loss attributable to HYBT shareholders	(99,079)	(53,775)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(148,377)	$(49,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment
Change in assets and liabilities
Accounts receivable	-	-
Other receivables, net	(6,309)	3,158
Advances to suppliers	-	-
Inventory	-	-
Operating lease right-of-use asset	(193,252)	20,971
Other non-current Asset	(13,578)	-
Accounts payable and accrued liabilities	-	41
Accrued expenses and other payable	(102,772)	16,039
Advances from customers	(1,460)	1,263
Income tax and other taxes payable	(141)	-
Lease liability	170,476	(21,680)
Net cash used from operating activities	(292,493)	(29,723)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	310,290	32,991
Net cash used in financing activities	310,290	32,991

Effect of exchange rate changes on cash	(15)	(3,557)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,782	(289)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,428	4,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,210	$4,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2022	1,032,466,000	1,032,466	17,149,050	(175,659)	(19,621,121)	(194,588)	(1,809,852)
Foreign currency translation adjustment	-	-	-	(4,260)	-	704	3,556
Loss for the period	-	-	-	-	(49,515)	-	(49,515)
Balance at March 31, 2022	1,032,466,000	$1,032,466	$17,149,050	$(179,919)	$(19,670,636)	$(193,884)	$(1,862,923)

	Common Stock		Additional	Accumulated Other		Non –
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2023	1,032,466,000	1,032,466	17,149,050	(52,298)	(19,886,700)	(215,124)	(1,972,606)
Foreign currency translation adjustment	-	-	-	49,298	-	(54,269)	(4,971)
Loss for the period	-	-	-	-	(148,377)	-	(148,377)
Balance at March 31, 2023	1,032,466,000	$1,032,466	$17,149,050	$(3,000)	$(20,035,077)	$(269,393)	$(2,125,954)

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

On April 18, 2018, the Company entered into a share purchase agreement with Mr. Ban Siong Ang and Mr. Dan Masters (the “Share Purchase Agreement”), pursuant to which Mr. Ang acquired 1,021,051,700 shares, representing 98.91% of the issued and outstanding shares of common stock of the Company (“Common Stock”), from Mr. Masters for an aggregate purchase price of $335,000 (the “Share Purchase”). As a result of the Share Purchase, Dan Masters resigned from his positions as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of the Company. Such resignation took place in connection with the closing of the Share Purchase and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Additionally, all debt due to Mr. Masters from the Company was cancelled as of the closing of the Share Purchase and recognized as contributed capital.

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

The condensed consolidated financial statements of the Company as of and for the three months ended March 2023 and 2022 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2022.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2022.

As of March 31, 2023, the details of the consolidating subsidiaries are as follows:

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

Inventories

Inventories consist of finished goods, work in process, and raw materials. Inventories are stated at the lower cost or market value. The Company applies the weighted average cost method to its inventory.

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

Adoption of the standard resulted in the initial recognition of $ 192,574 of ROU assets and $ 192,574 of lease liabilities on our consolidated balance sheet related to office space lease commitment on March 31, 2023.

Foreign Currency

For fiscal year 2022, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended March 31, 2023 and 2022.

	As of
	March 31, 2023	December 31, 2022
RMB: US$ exchange rate	6.8717	6.8983

	Three Months ended March 31,
	2023	2022
RMB: US$ exchange rate	6.8476	6.3454

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

Capital Structure

The Company had 2,000,000,000 shares of common stock authorized, par value $0.001 per share, with 1,032,466,000 shares issued and outstanding as of March 31, 2023, and December 31, 2022.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the three months ended March 31, 2023 and 2022, there were no potentially dilutive shares.

	For the three months ended March 31,
	2023	2022
Statement of Operations Summary Information:
Net loss	$(148,377)	$(49,515)
Weighted-average common shares outstanding - basic and diluted	1,032,466,000	1,032,466,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the quarter ended March 31, 2023, the Company was unable to generate cash flows sufficient to support its operations and was dependent on related party advances from the two directors. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $20,035,077 and working capital deficit of $2,219,843 as of March 31, 2023. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources. If the Company is unable to raise capital from external sources when required, there will be a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking an operating company with which to merge or acquire. In the foreseeable future, the Company will rely on related parties, such as its controlling shareholder, to provide advances to fund general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of March 31, 2023	As of December 31, 2022
Bank Deposits-China & HK	29,210	11,428
	$29,210	$11,428

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of March 31, 2023	As of December 31, 2022
Rental and POS machine deposits	1,333	13,954
Others	22,868	3,891
Less: Allowance for doubtful accounts	-	-
	$24,201	$17,845

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the three months ended March 31, 2023.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of March 31, 2023	As of December 31, 2022
Purchases of scientific research equipment	3,143	3,131
	$3,143	$3,131

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On March 31, 2023, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of March 31, 2023	As of December 31, 2022
Operating lease right-of-use asset	192,574	-
	$192,574	$-

Operating lease liability consist both current and noncurrent component as the following:

	As of March 31, 2023	As of December 31, 2022
Operating lease liability - current portion	57,664	-
Operating lease liability- long term	112,215	-
	$169,879	$-

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

March 31, 2022
Weighted Average Remaining Lease Term(Year)	3
Weighted Average Discount Rate	4.30%

The approximate future minimum lease payments under operating leases as:

Operating Leases
2023	47,792
2024	63,722
2025	63,722
2026	5,310
Total Lease payments	180,546
Less Imputed interest	10,667
Present value of lease liabilities	$169,879

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of March 31, 2023	As of December 31, 2022
Advances from customers(1)	438,028	434,890
	$438,028	$434,890

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of March 31, 2023	As of December 31, 2022
Accrued payroll	134,697	155,078
Other Payables	48,670	130,003
	$183,367	$285,081

Accrued payroll includes all company employee payroll liabilities as of March 31, 2023, and other payables contains employee reimbursements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, the Company owed related parties $ 1,581,133 and $1,268,749, respectively. Almost all expenses incurred during this reporting period are paid by two directors. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the three months ended March 31, 2023.

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

To prepare for mass production of the Chambers, Kangzi is conducting clinical experiments to make further improvements on the Chamber and adjusting features of the mass-production mold for the Chambers. As its long-term business strategy, Kangzi focuses on researching, developing, and manufacturing high-technology medical equipment while targeting both individual and institutional customers. It plans to mass-produce the Chambers in small and medium sizes, establish operation centers to sell the Chambers in various cities across China, and initiate advertising and marketing campaigns on different media platforms. Kangzi will also monetize services provided to customers who use the Chambers and other medical products. As of the date of this Report, we are still in the clinical experiment phase and Kangzi is still in the process of obtaining official governmental permits from relevant government authorities to produce and sell the Chambers on a national scale. There is no assurance that we will obtain the official governmental permits.

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

Liquidity and Capital Resources

As of March 31, 2023, we had assets of $262,658, which consisted of current assets of $29,210 in cash and cash equivalents, $24,201 in other receivables, $3,143 as advances to suppliers, and noncurrent assets of $192,574 as operating lease right-of-use asset. We had liabilities of $2,388,612, which consisted of current liabilities of $16,205 in accounts payable, $183,367 in accrued expenses and other payables, $438,028 in advances from customers, $1,581,133 in related party payables, and $57,664 in short-term operating lease liabilities. We had an accumulated deficit of $20,035,077.

As of December 31, 2022, we had assets of $32,404, which mainly consisted of $11,428 in cash and cash equivalents, and $17,845 in other receivables. As of December 31, 2022, we had liabilities of $2,005,010, which mainly consisted of $16,150 in accounts payable, $285,081 in accrued expenses and other payable, $434,890 in advances from customers, $140 in other taxes payables, and $1,268,749 in related party payables. We also had an accumulated deficit of $19,886,700.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Our revenues during the three months ended March 31, 2023, were $10,121, and cost of revenues was $1,161, as compared to revenues of $15,135 and cost of revenues $5,532, for the same period in 2022, respectively. The decrease in our revenue was mainly due to reduced demand of our products.

We had incurred selling expenses of $0 and administrative expenses of $157,468 during the three months ended March 31, 2023, as compared to $67 and $59,067 for the same period in 2022, respectively. The decrease in selling expenses was mainly due to fewer advertising expenses for our products in the quarter ended March 31, 2023 compared with the same period in 2022, selling expenses. The increase in administrative expenses was mainly due to increased counsel fees and other experts’ expenses during the period.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2023, the Company had an accumulated deficit of $20,035,077, and a net loss of $148,377 for the three months ended March 31, 2023. It is relying on advances from two of its directors, Mr. Ban Siong Ang and Mr. Hungseng Tan, to meet its limited operating expenses.

If the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of March 31, 2023, we had borrowed a loan from our directors for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heyu Biological Technology Corporation

Dated: May 12, 2023	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: May 12, 2023	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer