Form 10-K/A
period 2022-12-31
Heyu Biological Technology Corp
filed 2023-06-22
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.0013, as reported on the OTC Pink Market, was approximately $1,961,685.40.

As of March 23, 2023, there were 1,032,466,000 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Heyu Biological Technology Corporaiton (the “Company” or “we”) for the year ended December 31, 2022 (the “Original Form 10-K”), filed on March 23, 2023, with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report restates the Company’s certain disclosures and the Company’s consolidated financial statements as of and for the year ended December 31, 2022 (the “Restatement”) in response to a comment letter to the Company from the staff of the SEC dated May 24, 2023.

A summary of the items in our Original Form 10-K that have been amended is as follows:

Part I, Item 1. Business.

We have added disclosures primarily discussing (i) our status as a Nevada holding company with operations conducted by our Chinese subsidiaries, (ii) certain operational risks associated with being a company based in China, (iii) cash transfer among the Company and its subsidiaries, and (iv) our corporate structure.

Part I, Item 1A. Risk Factors.

We have made corresponding changes to Item IA to reflect the adjustments discussed above.

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revisions have been made to disclose the following: (i) our revenue generation, (ii) certain related party relationship, (iii) policies for revenue recognition, (iv) factors contributing to the increase in expenses, (v) revising errors in total operating expenses, (vi) cost of revenue, and (vii) research and development activities reported as research and development expenses under ASC 730.

Part II, Item 8. Financial Statements and Supplementary Data.

Note 1 (“The Company and Significant Accounting Policies”) has been revised to discuss the Company’s accounting policy for revenue recognition, cost of revenue, and advances from customers. Note 9 (“Related Party Transactions”) has been revised in response to the comment letter.

For the convenience of the reader, this Amended Annual Report sets forth the Original Form 10-K in its entirety, as amended to reflect the Restatement. Except as discussed above and as further described in Note 1 to the consolidated financial statements, the Company has not modified, or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the Restatement remains unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2022. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Amended Annual Report or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases, or similar communications relating to these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including, with this Amended Annual Report, currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K/A to the “Company” or “our Company” refer to Heyu Biological Technology Corporation, a Nevada company; “we,” “us,” and “our” refer to Heyu Biological Technology Corporation and its subsidiaries, unless the context otherwise indicates; and “Shanghai Subsidiary” refers to Shanghai Kangzi Medical Technology Co., Ltd.

ITEM 1. BUSINESS

The Company is a holding company incorporated in the State of Nevada and not a Chinese operating company. As a holding company with no material operations of our own, we conduct our operations and operate our business in China through our subsidiaries. Holders of our stock hold equity interest in Heyu Biological Technology Corporation, a Nevada holding company with business operations in China and therefore, may never hold equity interests directly in our Chinese operating entities. The Company holds equity interests in its PRC subsidiaries through its subsidiaries incorporated in British Virgin Islands and Hong Kong. As we have a direct equity ownership structure, we do not have any agreement or contract between our Company and any of its subsidiaries that is typically seen in a variable interest entity structure.

There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including, the changes in the legal, political, and economic policies of the Chinese government, may materially and adversely affect our business, financial condition, results of operations, and the market price of our shares. Any such changes could significantly limit or completely hinder our ability to offer or continue to offer our shares to investors and could cause the value of our shares to significantly decline or become worthless. The PRC laws and regulations are sometimes vague and uncertain, and, as a result, these risks may result in material changes in the operations of our PRC subsidiaries, significant depreciation of the value of our shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. In addition, we are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including, but not limited to, those imposing limitations on foreign ownership in our industry. We are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, the value of our shares may depreciate significantly or become worthless.  See “Risk Factors — Risks Related to Doing Business in China — The uncertainties in the Chinese legal system could materially and adversely affect us.”

The Chinese government has exercised, and may continue to exercise, substantial influence or control over virtually every sector of the Chinese economy through regulation and state ownership. The central or local Chinese governments could impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement and data privacy protection. As of the date hereof, we do not believe that we are subject to (a) the cybersecurity review with the Cyberspace Administration of China, or CAC, as we do not qualify as a critical information infrastructure operator or possess a large amount of personal information in our business operations, and our business does not involve data possessing that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and, if any, the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments, and listing of our securities. For more details, see “Risk Factors — Risks Related to Doing Business in China — We may be required under PRC laws to submit filings to CSRC, the CAC, or other PRC governmental authorities for our future offering.”

We are not currently required to obtain prior approval or prior permission from the China Securities Regulatory Commission (“CSRC”) or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. On February 17, 2023, the CSRC promulgated  a new set of regulations that consists of the Trial Administrative Measures for Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines. Pursuant to the Trial Measures, we may be required to submit filings to the CSRC following the submission of future overseas listings and the completion of future offerings of our equity securities to foreign investors. For more details, see “Risk Factors — Risks Related to Doing Business in China — We may be required under PRC laws to submit filings to CSRC, the CAC, or other PRC governmental authorities for our future offerings.”  As there are uncertainties with respect to the Chinese legal system and changes in laws, regulations, and policies, including how those laws, regulations and policies will be interpreted or implemented, there can be no assurance that we will not be subject to additional requirements, approvals, or permissions in the future.

In addition, The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the industry where we operate, which could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. These risks could result in a material change in our operations and the value of our shares, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors — Risks Related to Doing Business in China — The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities.”

Our shares may be prohibited from trading under the Holding Foreign Companies Accountable Act if the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect our auditor for two consecutive years. Our auditor, WWC, P.C. is headquartered in San Mateo, California and has been inspected by the PCAOB on a regular basis, with the last inspection conducted in November 2021, and it is not subject to the determinations announced by the PCAOB on December 16, 2021 or the Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China on August 26, 2022. If trading in our shares is prohibited under the Holding Foreign Companies Accountable Act in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, trading of our shares may be prohibited. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“HFCAA”), which, if passed by the U.S. House of Representatives and signed into law, would reduce the period of time for foreign companies to comply with PCAOB audits to two consecutive years, instead of three, thus reducing the time period before our securities may be prohibited from trading. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to HFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist as to whether and how this new Protocol will be implemented and whether the PCAOB can make a determination that it is able to inspect and investigate completely in mainland China and Hong Kong. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. Notwithstanding the foregoing, because we have substantial operations within the PRC through the PRC operating entities, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

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

To prepare for the mass production of Chambers, Kangzi had conducted clinical experiments to make further improvements on Chamber and adjusting features of the mass-production mold for Chamber and planned to obtain official governmental permits from relevant government authorities to produce and sell Chambers on a national scale. As its long-term business strategy, Kangzi had focused on researching, developing, and manufacturing high-technology medical equipment while targeting both individual and institutional customers and planned to massively manufacture Chambers in small and medium sizes, establish operation centers to sell Chambers in various cities across China, initiate advertising and marketing campaigns on different media platforms, and monetize on services provided to customers who use Chambers and other medical products. Our research and development (“R&D”) activities were primarily carried out by Kangzi. However, due to the impact of COVID-19 and a lack of funds, Kangzi has suspended its operations, and there have been no R&D activities or R&D expenses incurred since 2020. At present, we are still evaluating the possibility and timing of resuming R&D activities, but no definitive conclusion has been reached yet.

Corporate Structure

Currently, the Company owns 100% of HP TECHNOLOGY LIMITED, a British Virgin Islands business company incorporated on September 20, 2018 (the “BVI Sub”). HP TECHNOLOGY LIMITED owns 100% of Heyu Healthcare Technology Limited, a Hong Kong company incorporated on March 29, 2018 (the “HK Sub”). Heyu Healthcare Technology Limited owns 100% of JSEL, which, in turn, holds a 60% equity interest in Kangzi. Two Chinese citizens, Yu Xu and Anbo Zhai, hold 30% and 10% equity interest in Kangzi, respectively, and neither of them is affiliated with us. The following diagram sets forth the structure of the Company as of the date of this Current Report:

Heyu Biological Technology Corp (a Nevada corporation)
↓ 100%
HP TECHNOLOGY LIMITED (a British Virgin Islands business company)
↓ 100%
Heyu Healthcare Technology Limited 和宇健康科技有限公司 (a Hong Kong company)
↓ 100%
Jiashierle (Xiamen) Healthcare Technology Co., Ltd. 珈施尔乐（厦门）健康科技有限公司 (a PRC limited liability company/“Wholly Foreign-Owned Enterprise”)
↓ 60%
Shanghai Kangzi Medical Technology Co., Ltd. (a PRC limited liability company)

Cash Transfers and Distributions

As of the date hereof, except for a loan in the total amount of Renminbi 3,628,000 provided by our PRC subsidiary, JESL, to another PRC subsidiary, Kangzi, for the purpose of purchasing raw materials, no cash transfers have occurred among our subsidiaries and the Company. Both JSEL and Kangzi are PRC companies, and the cash transfer between them is not subject to PRC foreign exchange regulations.

We are not aware of any restrictions on foreign exchange or limitations on transferring cash among the Company, the BVI Sub, and the HK Sub. Transfers of funds among our PRC subsidiaries are free of restrictions. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Remittances of funds from our PRC subsidiaries to the Company, the BVI Sub, and/or the HK Sub are subject to review and conversion of Renminbi to U.S. Dollars through the bank designated and authorized by China’s State Administration of Foreign Exchange (“SAFE”) to monitor foreign exchange activities.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, cash generated from the operations of our PRC subsidiary in China may be used to pay dividends to our company without prior approval of SAFE. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.  As a result, we will need to obtain SAFE approval or complete certain mandatory registration procedures to use cash generated from the operations of our PRC subsidiary to pay any debts they may incur in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In addition, any transfer of funds by us to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. Any foreign loans procured by our PRC subsidiaries will be required to be registered with SAFE or its local branches or satisfy relevant requirements. These restrictions may adversely affect the operations of our PRC subsidiaries. The remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE. Our PRC subsidiaries may be restricted from paying dividends to us, and if we are unable to obtain dividends from our PRC subsidiaries, if any, it may adversely impact our dividends distribution to investors (if any). See “Risk Factors — Governmental control of currency conversion may limit our ability to utilize our income effectively and affect the value of your investment.”

Currently, we do not have cash management policies that dictate cash transfers among our Company and its subsidiaries.

As of the date hereof, (1) no cash transfers have occurred between our Company and its subsidiaries; (2) none of our subsidiaries have made any dividend payment or distribution to our Company; and (3) neither the Company nor any of its subsidiaries have made any dividends or distributions to U.S. investors. Our subsidiaries have no plans to make any distribution or dividend payment to the Company in the near future. Neither the Company nor any of its subsidiaries have plans to make any distribution or dividend payment to the investors in the near future.

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

Risks Related to Doing Business in China

The uncertainties in the Chinese legal system could materially and adversely affect us.

In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in mainland China. However, mainland China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in mainland China. In particular, the Chinese legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules may not be uniform and enforcement of these laws, regulations and rules involves uncertainties. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us. Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in mainland China may be protracted, resulting in substantial costs and diversion of resources and management attention.

In July 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us. It is especially difficult for us to accurately predict the potential impact on the Company of new legal requirements in mainland China because the Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of our shares, including potentially making those shares worthless.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition, and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers. Any such action, if taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer shares to our investors and could cause the value of our shares to significantly decline or become worthless.

The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities.

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including steel sector where our PRC subsidiaries have been doing their business. Any government decisions or actions to change the way steel production is regulated, or any decisions the government might make to cut spending, could adversely impact our PRC subsidiaries’ business and our results of operations. In addition, the ability of our PRC subsidiaries to operate in China may be harmed by changes in PRC laws and regulations, including those relating to taxation, environmental conditions, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. The central or local governments of the jurisdictions in which our PRC subsidiaries operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on their part to ensure our subsidiaries’ compliance with such regulations or interpretations. Our PRC subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In the event that our PRC subsidiaries are not able to substantially comply with any existing or newly adopted laws and regulations, our business operations may be materially adversely affected and the value of our stock may significantly decrease.

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence the operations of our PRC subsidiaries at any time, which may be beyond our control. Therefore, any such action may adversely affect the operations of our PRC subsidiaries and substantially limit or hinder our ability to offer or continue to offer securities to you and significantly reduce the value of such securities or cause the value of such securities to be completely worthless.

We may be required under PRC laws to submit filings to CSRC, the CAC, or other PRC governmental authorities for our future offerings. However, we believe that we and our PRC subsidiaries are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing. In the event that any such approval is required or that there are other requirements we and/or our PRC subsidiaries are obligated to comply with, we cannot predict whether or how soon we and/or our PRC subsidiaries will be able to obtain such approvals and/or comply with such requirements.

We are not currently required to obtain prior approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, PRC domestic companies that seek to offer and list securities overseas, directly or indirectly, should fulfill the filing procedure and report relevant information to the CSRC. The Trial Measures provides that subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three (3) working days after the offering is completed, which may subject us to additional compliance requirements in the future, and we cannot assure that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

Additionally, the Trial Measures and supporting guidelines will implement a new regulatory framework requiring China-based companies to submit filings to the CSRC following the completion of future issuances of equity securities to foreign investors. The Circular on Administrative Arrangements for Filing of Overseas Issuance and Listing of Domestic Companies released by the CSRC provides that companies already listed on overseas exchanges will be grandfathered, such that prior offerings will not need to be filed with the CSRC. However, we may be required to submit filings to the CSRC in connection with future offerings, including follow-on offerings, secondary offerings, or other shelf offerings, within three working days following the completion of any such offering(s).

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which came into effect on March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions were recently promulgated, their interpretation and implementation remain substantially uncertain.

The PRC Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”) appear to require that offshore special purpose vehicles, controlled by Chinese companies or individuals formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of Chinese domestic companies or assets in exchange for the shares of the offshore special purpose vehicles, obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of those regulations remain unclear.

Furthermore, in July 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the PRC Cyber Security Law and PRC Data Security Law.  The Cybersecurity Review Measures (Decree No. 8 of the Cybersecurity Administration of the PRC), or the revised Cybersecurity Review Measures, enacted on December 28, 2021 and came into effect on February 15, 2022, require online platform operators holding over one million users’ personal information to apply for a cybersecurity review before any public offering on a foreign stock exchange. These statements and regulations are recently issued, and there remain substantial uncertainties about their interpretation and implementation.

Certain internet platforms in China have reportedly become subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Report, we have not been included within the definition of “operator of critical information infrastructure” by a competent authority, nor have we been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or an online platform operator that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review in the future.

As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities, and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.

If our Chinese subsidiaries do not receive or maintain approvals or inadvertently conclude that approvals needed for their business are not required or if there are changes in applicable laws (including regulations) or interpretations of laws and our Chinese subsidiaries are required but unable to obtain approvals in the future, then such changes or need for approvals (if not obtained) could adversely affect the operations of our Chinese subsidiaries, including limiting or prohibiting the ability of our Chinese subsidiaries to operate, and the value of our shares could significantly decline or become worthless.

To operate our general business activities currently conducted in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the State Administration for Market Regulation, or SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied.

We have not yet received any inquiry, notice, warning, or sanction regarding obtaining approval, completing filing, or other procedures in connection with our previous issuances of securities to foreign investors from the CSRC, CAC, or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on our understanding of the Trial Measures and supporting guidelines, we will not be required to submit an application to the CSRC for our previous issuances of securities to foreign investors, but we may be required to submit filings with the CSRC after the completion of future securities offering in the same overseas markets. There remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If, for any reason, we were to fail to obtain any approvals or to complete any filings or other procedures subsequently required by the CSRC or other Chinese regulatory authorities, future offerings of our equity securities to foreign investors may be delayed or prevented or we may face sanctions, fines, and other penalties, limitations on our ability to pay dividends outside of mainland China, limitations on our operations in mainland China, delays or restrictions on the repatriation of the proceeds from our public offerings into mainland China, or other actions that could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as the trading price of our shares. Any uncertainties and/or negative publicity regarding the aforementioned approvals, filings, or other procedures or any further laws, regulations, or interpretations that may be released or enacted in the future could have a material adverse effect on the trading price of our shares, including potentially making those shares worthless.

Governmental control of currency conversion may limit our ability to utilize our income effectively and affect the value of your investment

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our income in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, cash generated from the operations of our PRC subsidiary in China may be used to pay dividends to our company without prior approval of SAFE. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we will need to obtain SAFE approval or complete certain mandatory registration procedures to use cash generated from the operations of our PRC subsidiary to pay any debts they may incur in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. In addition, if any of our shareholders who is subject to SAFE regulations fails to satisfy the applicable overseas direct investment filing or approval requirement, the PRC government may restrict our access to foreign currencies for current account transactions. If we are prevented from obtaining sufficient foreign currency to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

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

To prepare for the mass production of Chambers, Kangzi had conducted clinical experiments to make further improvements on Chamber and adjusting features of the mass-production mold for Chamber and planned to obtain official governmental permits from relevant government authorities to produce and sell Chambers on a national scale. As its long-term business strategy, Kangzi had focused on researching, developing, and manufacturing high-technology medical equipment while targeting both individual and institutional customers and planned to massively manufacture Chambers in small and medium sizes, establish operation centers to sell Chambers in various cities across China, initiate advertising and marketing campaigns on different media platforms, and monetize on services provided to customers who use Chambers and other medical products. Our research and development (“R&D”) activities were primarily carried out by Kangzi. However, due to the impact of COVID-19 and a lack of funds, Kangzi has suspended its operations, and there have been no R&D activities or R&D expenses incurred since 2020. At present, we are still evaluating the possibility and timing of resuming R&D activities, but no definitive conclusion has been reached yet.

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

As of December 31, 2022, we had assets of $32,404, which mainly consisted of $17,845 in Other receivables, net; we had liabilities of $2,005,010, which mainly consisted of $1,268,749 in Related party payables, $434,890 in Advances from customers, and $285,081 in Accrued expenses; we had an accumulated deficit of $19,886,700 ..

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

	Fiscal Year ended December 31,
	2022	2021
Revenue – related parties, net	$78,953	$96,478
Total operating expenses	317,347	228,999
Loss from operations	(265,779)	(162,836)
Total other income (expense)	200	(184)
Income tax	-	-
Net loss	$(265,579)	$(163,020)
Basic net loss per share	$(0.00)	$(0.00)

We had $78,953 in revenues in the fiscal year ended December 31, 2022 and $96,478 in revenues in the fiscal year ended December 31, 2021. Our expenses during the fiscal year ended December 31, 2022, were $317,347, as compared to $228,999 for the fiscal year ended December 31, 2021. The increase in the expenses was mainly due to increase in agency expenses, consulting fees and other office expenditures. Our agency expenses incurred in the fiscal year ended December 31, 2022 was $62,045, as compared to $11,550 in the fiscal year ended December 31, 2021. Our consulting fees incurred in the fiscal year ended December 31, 2022 was $55,293, as compared to $2,575 in the fiscal year ended December 31, 2021. Our other office expenditures incurred in the fiscal year ended December 31, 2022 was $5,845, as compared to $4,136 in the fiscal year ended December 31, 2021. We will depend upon our shareholders to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions. We have received customer prepayments for our new medical product and services pursuant to the Clinical Cooperation Agreement. When we start fulfilling our obligations under the Clinical Cooperation Agreement, we expect to see significant increase in revenue.

We generally sign a purchase and sale agreement with a customer upon receiving the customer’s order. The customer will make payment to Mr. Ban Siong Ang, which will then be transferred by Mr. Ban Siong Ang to the Company. Upon receipt of the payment, we will purchase the goods to fulfill the order. We will deliver the goods to the customer or make the goods available for pick-up at our principal executive offices within one to two weeks from the payment date. As we only keep goods for sale for a very short period of time and our sale volume is limited, we might have limited or no inventory at any given time. There was no inventory at the end of a fiscal year period.

Revenue recognition

Our Shanghai Subsidiary received a payment deposit from a customer who intended to purchase our product, the “space capsule”. However, our “space capsule” product is classified as a medical device pursuant to the applicable PRC laws and regulations. According to the Measures on the Supervision and Administration of the Business Operations of Medical Devices, which was promulgated by CFDA on July 30, 2014 and amended on November 17, 2017 and March 10, 2022, and took effect on May 1, 2022 and the Regulations on Supervision and Administration of Medical Devices promulgated by the State Council on January 4, 2000, amended on March 7, 2014, May 4, 2017 and February 9, 2021, in order to sell this product, our Shanghai Subsidiary is required to obtain a “Medical Equipment Business License” from the PRC Market Supervision Administration.

To date, our Shanghai Subsidiary has not obtained such license and thus, we are unable to proceed with selling the product to the customer. The customer has not requested a refund of the deposit, although the customer is entitled to do so. Consequently, we have classified the deposit received from the customer as “unearned revenue”. Recognition of this sales revenue is contingent upon our Shanghai Subsidiary obtaining the necessary permit to sell the product to the customer.

The timeline for obtaining the Medical Equipment Business License is uncertain and depends on the approval process of the relevant PRC government authorities. As a result, we are currently unable to determine when such revenue can be recognized.

Cost of Revenue

The following chart provides a summary of our cost of revenue for the fiscal years ended December 31, 2022 and 2021 and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

	For the Year Ended December 31,
	2022		2021
	USD	%	USD	%
Cost of revenues:
Disinfectant sprays	7,504	27.41%	8,175	26.97%
Healthcare instruments	18,659	68.14%	22,140	73.03%
Others	1,220	4.46%
Total	27,385	100.0%	30,315	100.0%

Our cost of revenue consists of goods purchased from third parties, including disinfectant sprays, healthcare instruments, and other items. Our cost of revenue for the years ended December 31, 2022 and 2021 was $27,385 and $30,315, respectively. The decrease in cost of revenue was due to decrease in revenues.

Research and Development Activities

Our research and development (“R&D”) activities were primarily carried out by our Shanghai Subsidiary. However, due to the impact of COVID-19 and a lack of R&D funds, the Shanghai Subsidiary suspended its operations, and there have been no R&D activities and no R&D expenses since 2020. At present, we are still evaluating the possibility and timing of resuming R&D activities, but no definitive conclusion has been reached yet.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.
(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	By-Laws.
3.6(6)	First Amendment to the By-Laws.
3.7(7)	Second Amendment to the By-Laws.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(8)	Share Cancellation Agreement by and between the Company and Ban Siong Ang dated March 15, 2019
10.2(9)	Director Offer Letter for a Director with Mr. Stephan Truly Busch dated April 16, 2019.
10.3(10)	Director Offer Letter for an Independent Director with Mr. Senad Busatlic dated April 16, 2019.
10.4(11)	Clinical Cooperation Agreement entered into and by Jiashierle (Xiamen) Healthcare Technology Co., Ltd. And Shenzhen Saikun Biotechnology Co., Ltd., dated October 15, 2019.
16.1(12)	Letter from Haynie & Company dated October 29, 2018.
21.1(13)	Subsidiaries.

Exhibit	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2022 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on March 21, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2019, and incorporated herein by this reference.
(12)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 1, 2018, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2019, and incorporated herein by this reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K/A and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 2023.

HEYU BIOLOGICAL TECHNOLOGY CORPORATION

By:	/s/ Ban Siong Ang
Name:	Ban Siong Ang
Title:	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities, on June 22, 2023.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, California

March 23, 2023, except for Note 1 and Note 9, as to which the date is June 22, 2023.

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

Advances from Customers

Advances from customers are payments received from customers for goods or services that have not yet been delivered. Once the corresponding goods or services are delivered, the amount in this account is transferred to a revenue account. The advance from customer account is generally classified as a short-term liability since the amounts held in it are typically settled within 12 months. If the settlement extends beyond 12 months, they are classified as long-term liabilities instead.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Revenue is recognized when the following 5-step revenue recognition criteria are met:

1)	Identify the contract with a customer
2)	Identify the performance obligations in the contract
3)	Determine the transaction price
4)	Allocate the transaction price
5)	Recognize revenue when or as the entity satisfies a performance obligation

Revenue from product sales is recognized at the point in time control of the products is transferred, generally upon customer receipt based upon the standard contract terms. Shipping and handling activities are considered to be fulfillment activities rather than promised services and are not, therefore, considered to be separate performance obligations. The Company’s sales terms provide no right of return outside of a standard quality policy and returns are generally not significant.

Cost of Revenue

The cost of revenue primarily consists of goods purchased from third parties, including disinfectant sprays, healthcare instruments, and other items. The cost of revenue for the years ended December 31, 2022 and 2021 was $27,385 and $30,315, respectively.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2022 and 2021, the Company owed related parties $1,268,749 and $1,072,293, respectively. As the Company has just started business activities in March 2019, all expenses incurred during this reporting period are paid by two of our shareholder, Mr. Hungseng Tan and Mr. Ban Siong Ang, who are also directors of the Company. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

All of our products are sold to our Chief Executive Officer and director of the Company, Mr. Mr. Ban Siong Ang. For the years ended December 31, 2022 and 2021, the Company earned revenues from Mr. Ban Siong Ang, in the amount of $78,593 and $96,478, respectively.

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

