Form 10-Q/A
period 2023-03-31
Heyu Biological Technology Corp
filed 2023-06-29
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended Quarterly Report”) amends the Quarterly Report on Form 10-Q of Heyu Biological Technology Corporation (the “Company” or “we”) for the quarterly period ended March 31, 2023 (the “Original Form 10-Q”), filed on May 12, 2023, with the Securities and Exchange Commission (the “SEC”).

The sole purposes of this Amended Quarterly Report are to (i) revise the name of the item “revenue, net” to “revenue – related parties, net” in the Statement of Operations, (ii) expand footnotes in the Note 1 (the Company and Significant Accounting Policies) to include discussions of our accounting policies regarding revenue recognition, cost of revenue, and advances from customers, and (iii) add certain clarifications in the Note 9 (Related Party Transactions) (collectively, the “Restatement”).

For the convenience of the reader, this Amended Quarterly Report sets forth the Original Form 10-Q in its entirety, as amended to reflect the Restatement. Except for the Restatement, the Company has not modified, or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the Restatement remains unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

i

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q/A (“Report”), financial statements, and notes to financial statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial conditions. Forward-looking statements may appear throughout this Report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following section: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

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

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenue – related parties, net	$10,121	$15,135

Cost of Revenue	1,161	5,532

Gross Profit	8,960	9,603

Operating expenses
Selling expenses	-	67
Administrative expenses	157,468	59,067
Total operating expenses	157,468	59,134

Loss on operations	(148,508)	(49,531)

Impairment loss	-	-
Other Income (Expenses)	131	16

Loss on operations before income taxes	(148,377)	(49,515)

Income tax expense	-	-

Net Loss	$(148,377)	$(49,515)
Loss attributable to noncontrolling interests		-
Net loss attributable to HYBT shareholders	(148,377)	(49,515)

Other Comprehensive Income
Foreign currency translation adjustment	(4,971)	(38,455)
Total Comprehensive Loss	$(153,348)	$(87,970)
Total comprehensive loss attributable to noncontrolling interests	54,269	34,195
Total comprehensive loss attributable to HYBT shareholders	(99,079)	(53,775)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	1,032,466,000	1,032,466,000

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

All of our products are sold to our Chief Executive Officer and director of the Company, Mr. Mr. Ban Siong Ang. For the three months ended March 31, 2023 and 2022, the Company earned revenues from Mr. Ban Siong Ang, in the amount of $10,121 and $15,135, respectively.

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

Heyu Biological Technology Corporation

Dated: June 28, 2023	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: June 28, 2023	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer