Form 10-Q
period 2023-06-30
Heyu Biological Technology Corp
filed 2023-08-16
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 16, 2023, 103,246,600 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$6,082	$11,428
Other receivables, net	23,015	17,845
Advances to suppliers	2,989	3,131
Inventory	367	-
Total current assets	32,453	32,404

Non-current Assets
Operating lease right-of-use asset	168,686	-
Other non-current Asset	22,500	-
Total non-current assets	191,186	-

Total Assets	$223,639	$32,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,506	$16,150
Accrued expenses and other payable	126,163	285,081
Advances from customers	416,563	434,890
Income tax and other taxes payable	102	140
Operating lease liability - current portion	55,418	-
Related party payables	1,761,003	1,268,749
Total current liabilities	2,374,755	2,005,010

Non-current Liabilities
Operating lease liability - long term	92,641	-
Total Non-current liabilities	92,641	-

Total Liabilities	$2,467,396	$2,005,010

Stockholders’ Deficit
Common stock ($0.001 par value, 200,000,000 shares authorized, 103,246,600 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	103,247	103,247
Additional paid-in capital	18,078,269	18,078,269
Accumulated other comprehensive income	33,727	(52,298)
Accumulated deficit	(20,227,576)	(19,886,700)
Stockholders’ equity - HYBT and Subsidiaries	(2,012,333)	(1,757,482)
Noncontrolling interests in subsidiaries	(231,424)	(215,124)
Total stockholders’ deficit	(2,243,757)	(1,972,606)

Total Liabilities and Stockholders’ Deficit	$223,639	$32,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the six months ended June 30,
	2023	2022
Revenue net	$16,432	$29,522

Revenue– from third party, net	$6,430	$-
Revenue – related parties, net	$10,002	$29,522

Cost of Revenue	1,928	9,807

Cost of Revenue – from third party, net	$781	$-
Cost of Revenue – related parties, net	$1,147	$9,807

Gross Profit	14,504	19,715

Operating expenses
Selling expenses	-	178
Administrative expenses	355,591	164,928
Interest expense (income)	(16)	-
Total operating expenses	355,575	165,106

Loss on operations	(341,071)	(145,391)

Impairment loss	-	-
Other Income (Expenses)	196	85

Loss on operations before income taxes	(340,876)	(145,306)

Income tax expense	-	-

Net Loss	$(340,876)	$(145,306)
Loss attributable to noncontrolling interests		-
Net loss attributable to HYBT shareholders	(340,876)	(145,306)

Other Comprehensive Income
Foreign currency translation adjustment	69,725	46,308
Total Comprehensive Loss	$(271,151)	$(98,998)
Total comprehensive loss attributable to noncontrolling interests	(16,300)	(34,195)
Total comprehensive loss attributable to HYBT shareholders	(254,851)	(64,803)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	103,246,600	103,246,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(340,876)	$(145,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment
Change in assets and liabilities
Accounts receivable	-	-
Other receivables, net	(5,170)	-
Advances to suppliers	142	-
Inventory	(367)	-
Operating lease right-of-use asset	(168,686)	42,837
Other non-current Asset	(22,500)	-
Accounts payable and accrued liabilities	(644)	(777)
Accrued expenses and other payable	(158,918)	99,649
Advances from customers	(18,327)	-
Income tax and other taxes payable	(38)	-
Lease liability	148,059	(44,287)
Net cash used from operating activities	(567,325)	(47,884)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party lending	492,254	4,941
Net cash used in financing activities	492,254	4,941

Effect of exchange rate changes on cash	69,725	40,730

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,346)	(2,213)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,428	4,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,082	$2,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Heyu Biological Shareholders’ Equity
	Common Stock		Additional	Accumulated Other		Non -
	Number of shares	Par value	Paid in Capital	Comprehensive Income	Accumulated Deficit	controlling Interest	Total
Balance at January 1, 2022	103,246,600	$103,247	$18,078,269	(175,659)	(19,621,121)	(194,588)	(1,809,852)
Foreign currency translation adjustment	-	-	-	80,503	-	(13,259)	67,244
Loss for the period	-	-	-	-	(145,306)	-	(145,306)
Balance at June 30, 2022	103,246,600	$103,247	$18,078,269	$(95,156)	$(19,766,427)	$(207,847)	$(1,887,914)

	Common Stock		Additional	Accumulated Other		Non –
	Number of shares	Par value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interest	Total

Balance at January 1, 2023	103,246,600	$103,247	$18,078,269	(52,298)	(19,886,700)	(215,124)	(1,972,606)
Foreign currency translation adjustment	-	-	-	86,025	-	(16,300)	69,725
Loss for the period	-	-	-	-	(340,876)	-	(340,876)
Balance at June 30, 2023	103,246,600	$103,247	$18,078,269	$33,727	$(20,227,576)	(231,424)	$(2,243,757)

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

On March 27, 2023, JSEL jointly established an associate Lefengteng (Xiamen) Healthcare Technology Co., Ltd “LFT”) of which JSEL holds 40% share.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the six months ended June 30. 2023 and 2022 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2023, the results of its operations for the six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2022.

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

As of June 30, 2023, the details of the consolidating subsidiaries are as follows:

Name of Company	Jurisdiction of Formation	Attributable equity interest %
HP Technology Limited	British Virgin Islands	100%

Heyu Healthcare Technology Limited	Hong Kong	100%

JSEL	PRC	100%

Kangzi	PRC	60%

Reverse Stock Split

On August 8, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) with the State of Nevada, which has effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.001 per share (the “Common Stock”). As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock has been reduced by the ratio of one-for-ten. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

Adoption of the standard resulted in the initial recognition of $ 192,574 of ROU assets and $ 192,574 of lease liabilities on our consolidated balance sheet related to office space lease commitment on March 31, 2023. As of June 30, the ROU assets and lease liabilities are $168,686 and $ 148,059, respectively.

Foreign Currency

For the six months ended on June 30, 2023 the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at the exchange rates on June 30, 2023 as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions during the quarters ended June 30, 2023 and 2022.

	As of
	June 30, 2023	December 31, 2022
RMB: US$ exchange rate	7.2258	6.8983

	Six Months ended June 30,
	2023	2022
RMB: US$ exchange rate	6.9291	6.4763

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Revenue is recognized when the following 5-step revenue recognition criteria are met:

(1) Identify the contract with a customer

(2) Identify the performance obligations in the contract

(3) Determine the transaction price

(4) Allocate the transaction price

(5) Recognize revenue when or as the entity satisfies a performance obligation

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

The following chart provides a summary of our revenues for the six months ended June 30, 2023 and 2022, respectively.

	For the six months Ended June 30,
	2023		2022
	USD	%	USD	%
Revenue – related parties, net:
Disinfectant sprays	-	0%	24,103	81.64%
Healthcare instruments	16,432	100%	1,087	3.68%
Others	-	0%	4332	14.67%
Total	16,432	100.0%	29,522	100.0%

Cost of Revenue

The cost of revenue primarily consists of goods purchased from third parties, including disinfectant sprays, healthcare instruments, and other items.

The following chart provides a summary of our cost of revenues for the six months ended June 30, 2023 and 2022, respectively.

	For the Six months Ended June 30,
	2023		2022
	USD	%	USD	%
Cost of revenues:
Disinfectant sprays	-	0%	7,720	78.72%
Healthcare instruments	1,928	100%	867	8.84%
Others	-	0%	1,220	12.44%
Total	1,928	100.0%	9,807	100.0%

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

Capital Structure

The Company had 200,000,000 shares of common stock authorized, par value $0.001 per share, with 103,246,600 shares issued and outstanding as of June 30, 2023, and December 31, 2022.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be antidilutive.

For the six months ended June 30, 2023 and 2022, there were no potentially dilutive shares.

	For the six months ended June 30,
	2023	2022
Statement of Operations Summary Information:
Net loss	$(340,876)	$(145,306)
Weighted-average common shares outstanding - basic and diluted	103,246,600	103,246,600
Net loss per share, basic and diluted	$(0.00)	$(0.00)

NOTE 2 – GOING CONCERN

During the six months ended June 30, 2023, the Company was unable to generate cash flows sufficient to support its operations and was dependent on related party advances from the two directors. In addition, the Company had experienced recurring net losses, and had an accumulated deficit of $20,227,576 and working capital deficit of $ 2,342,302 as of June 30, 2023. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of June 30, 2023	As of December 31, 2022
Bank Deposits-China & HK	6,082	11,428
	$6,082	$11,428

NOTE 4 – OTHER RECEIVABLE

Other receivable consists of the following:

	As of June 30, 2023	As of December 31, 2022
Rental and POS machine deposits	1,267	13,954
Others	21,748	3,891
Less: Allowance for doubtful accounts	-	-
	$23,015	$17,845

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the three months ended June 30, 2023.

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consists of the following:

	As of June 30, 2023	As of December 31, 2022
Purchases of scientific research equipment	2,989	3,131
	$2,989	$3,131

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSET AND LIABILITIES

On March 31, 2023, the Company entered in a lease agreement for office space, the right-of-use asset is recognized as following:

	As of June 30, 2023	As of December 31, 2022
Operating lease right-of-use asset	168,686	-
	$168,686	$-

Operating lease liability consist both current and noncurrent component as the following:

	As of June 30, 2023	As of December 31, 2022
Operating lease liability - current portion	55,418	-
Operating lease liability- long term	92,641	-
	$148,059	$-

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow.

June, 2022
Weighted Average Remaining Lease Term(Year)	2.75
Weighted Average Discount Rate	4.30%

The approximate future minimum lease payments under operating leases as:

Operating Leases
2023	52,605
2024	60,600
2025	60,600
2026	5,050
Total Lease payments	178,855
Less Imputed interest	30,796
Present value of lease liabilities	$148,059

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of June 30, 2023	As of December 31, 2022
Advances from customers(1)	416,563	434,890
	$416,563	$434,890

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued payroll	121,106	155,078
Other Payables	5,057	130,003
	$126,163	$285,081

Accrued payroll includes all company employee payroll liabilities as of June 30, 2023, and other payables contains employee reimbursements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2023 and December 31, 2022, the Company owed related parties $1,761,003 and $1,268,749, respectively. Almost all expenses incurred during this reporting period are paid by two directors. Expenses mainly included auditing, consulting and legal advisory expenses, government registration expenses, and payrolls.

For the six months ended June 30, 2023 and 2022, the Company earned revenues from Mr. Ban Siong Ang, in the amount of $10,002 and $29,522, respectively.

NOTE 10 – EQUITY

The Company had not recorded any equity transactions during the six months ended June 30, 2023.

The Company had not recorded any equity transactions during the six months ended June 30, 2022.

Reverse Stock split

On August 8, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the State of Nevada, which has effected a one-for-ten reverse stock split of the Company’s outstanding common stock, par value $0.001 per share. As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock has been reduced by the ratio of one-for-ten. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

Liquidity and Capital Resources

As of June 30, 2023, we had assets of $223,639, which consisted of current assets of $6,082 in cash and cash equivalents, $23,015 in other receivables, $ 2,989 as advances to suppliers, 367 in inventory, noncurrent assets of $168,686 as operating lease right-of-use asset, $10,100 as long-term deposit for lease and $12,400 as advance for intangible asset. We had liabilities of $2,467,396, which consisted of current liabilities of $ 15,506 in accounts payable, $126,163 in accrued expenses and other payables, $416,563 in advances from customers, $102 in Income tax and other taxes payable, $1,761,003 in related party payables, $55,418 in short-term operating lease liabilities and $92,641 in long-term operating lease liabilities. We had an accumulated deficit of $20,227,576.

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

Results of Operations

Comparison of the six Months Ended June 30, 2023 and 2022

Our revenues during the six months ended June 30, 2023, were $ $16,432, and cost of revenues was $1,928, as compared to revenues of $29,522 and cost of revenues $9,807, for the same period in 2022, respectively. The decrease in our revenue was mainly due to reduced demand of our disinfectant sprays.

The following chart provides a summary of our revenues for the six months ended June 30, 2023 and 2022, respectively.

	For the six months Ended June 30,
	2023		2022
	USD	%	USD	%
Revenue – related parties, net:
Disinfectant sprays	-	0%	24,103	81.64%
Healthcare instruments	16,432	100%	1,087	3.68%
Others	-	0%	4332	14.67%
Total	16,432	100.0%	29,522	100.0%

We had incurred selling expenses of $0 and administrative expenses of $355,575 during the six months ended June 30, 2023, as compared to $178 and $164,928 for the same period in 2022, respectively. The decrease in selling expenses was mainly due to fewer selling personnels for our products in the six months ended June 30, 2023 compared with the same period in 2022. The increase in administrative expenses was mainly due to increased counsel fees and other experts’ expenses during the period.

Going Concern

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2023, the Company had an accumulated deficit of $ 20,227,576, and a net loss of $340,876 for the six months ended June 30, 2023. It is relying on advances from two of its directors, Mr. Ban Siong Ang and Mr. Hungseng Tan, to meet its limited operating expenses.

If the economic environment in China worsens, or if we incur unanticipated capital expenditures or decide to accelerate growth, we may need additional financing. As of June 30, 2023, we had borrowed a loan from our directors for working capital purposes. The loan is unsecured, non-interest bearing and payable on demand. We cannot guarantee, however, that additional financing, if required, would be available on favorable terms, if at all. Such financing may include the use of additional debt or the sale of the Company’s equity interests. Any financing which involves the sale of the Company’s equity interests or instruments that are convertible into the Company’s equity interests could result in immediate and possibly significant dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE ABOUT MATERIAL RISKS

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heyu Biological Technology Corporation

Dated: August 16, 2023	By:	/s/ Ban Siong Ang
	Name:	Ban Siong Ang
	Title:	Chief Executive Officer

Dated: August 16, 2023	By:	/s/ Bo Lyu
	Name:	Bo Lyu
	Title:	Chief Financial Officer