Form 10-Q/A
period 2023-06-30
Heyu Biological Technology Corp
filed 2023-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended Quarterly Report”) amends the Quarterly Report on Form 10-Q of Heyu Biological Technology Corporation (the “Company” or “we”) for the quarterly period ended June 30, 2023 (the “Original Form 10-Q”), filed on August 16, 2023, with the Securities and Exchange Commission (the “SEC”).

The sole purposes of this Amended Quarterly Report are to: (i) correct a typographical errors in the number of authorized common stock in the Consolidated Balance Sheet in the Original Form 10-Q, (ii) revise the Consolidated Statements of Operations and Comprehensive Income in the Original Form 10-Q, and (iii) add a note to the financial statements entitled “Comparison of the three Months Ended June 30, 2023 and 2022” (collectively, the “Restatement”).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$6,082	$11,428
Other receivables, net	23,015	17,845
Advances to suppliers	2,989	3,131
Inventory	367	-
Total current assets	32,453	32,404

Non-current Assets
Operating lease right-of-use asset	168,686	-
Other non-current Asset	22,500	-
Total non-current assets	191,186	-

Total Assets	$223,639	$32,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,506	$16,150
Accrued expenses and other payable	126,163	285,081
Advances from customers	416,563	434,890
Income tax and other taxes payable	102	140
Operating lease liability - current portion	55,418	-
Related party payables	1,761,003	1,268,749
Total current liabilities	2,374,755	2,005,010

Non-current Liabilities
Operating lease liability - long term	92,641	-
Total Non-current liabilities	92,641	-

Total Liabilities	$2,467,396	$2,005,010

Stockholders’ Deficit
Common stock ($0.001 par value, 2,000,000,000 shares authorized, 103,246,600 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	103,247	103,247
Additional paid-in capital	18,078,269	18,078,269
Accumulated other comprehensive income	33,727	(52,298)
Accumulated deficit	(20,227,576)	(19,886,700)
Stockholders’ equity - HYBT and Subsidiaries	(2,012,333)	(1,757,482)
Noncontrolling interests in subsidiaries	(231,424)	(215,124)
Total stockholders’ deficit	(2,243,757)	(1,972,606)

Total Liabilities and Stockholders’ Deficit	$223,639	$32,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue net	$6,311	$14,387	$16,432	$29,522

Revenue – from third party, net	$6,311	$-	$6,430	$-
Revenue – related parties, net	$-	$14,387	$10,002	$29,522

Cost of Revenue	767	4,275	1,928	9,807

Cost of Revenue – from third party, net	$767	$-	$781	$-
Cost of Revenue – related parties, net	$-	$4,275	$1,147	$9,807

Gross Profit	5,544	10,112	14,504	19,715

Operating expenses
Selling expenses	-	111	-	178
Administrative expenses	198,123	105,321	355,591	164,928
Interest expense (income)	(16)	-	(16)	-
Total operating expenses	198,107	105,432	355,575	165,106

Loss on operations	(192,563)	(95,320)	(341,071)	(145,391)

Impairment loss	-	-	-	-
Other Income (Expenses)	64	69	196	85

Loss on operations before income taxes	(192,499)	(95,251)	(340,876)	(145,306)

Income tax expense	-	-	-	-

Net Loss	$(192,499)	$(95,251)	$(340,876)	$(145,306)
Loss attributable to noncontrolling interests		-		-
Net loss attributable to HYBT shareholders	(192,499)	(95,251)	(340,876)	(145,306)

Other Comprehensive Income
Foreign currency translation adjustment	74,696	84,763	69,725	46,308
Total Comprehensive Loss	$(117,803)	$(10,488)	$(271,151)	$(98,998)
Total comprehensive loss attributable to noncontrolling interests	37,969	-	(16,300)	(34,195)
Total comprehensive loss attributable to HYBT shareholders	(155,772)	(10,488)	(254,851)	(64,803)

Net loss per share - basic and diluted	$0	$0	$0	$0

Weighted average shares - basic and diluted	103,246,600	103,246,600	103,246,600	103,246,600

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

June, 2022
Weighted Average Remaining Lease Term (Year)	2.75
Weighted Average Discount Rate	4.30%

The approximate future minimum lease payments under operating leases as:

Operating Leases
2023	52,605
2024	60,600
2025	60,600
2026	5,050
Total Lease payments	178,855
Less Imputed interest	30,796
Present value of lease liabilities	$148,059

NOTE 7 – ADVANCES FROM CUSTOMERS

	As of June 30, 2023	As of December 31, 2022
Advances from customers(1)	416,563	434,890
	$416,563	$434,890

(1)	On October 15, 2019, JSEL entered into a clinical cooperation agreement (the “Clinical Cooperation Agreement”) with Shenzhen Saikun Biotechnology Co., Ltd. (“Saikun”). Pursuant to the Clinical Cooperation Agreement, Saikun agreed to pay JSEL 5.5 million RMB as the total preordering payment. 1.5 million RMB and 1.5 million RMB were delivered to JSEL respectively on September 7 and September 27, 2019. The parties are working on the timing for payment of the remaining 2.5 million RMB due under the Clinical Cooperation Agreement. In exchange, JSEL is obligated to purchase all the components of the Chamber from Kangzi, fully assemble it, and conduct a clinical trial with Saikun, third-party hospital partners, and patients using the Chamber. Specifically, after receiving the full amount of payment from Saikun, JSEL shall transport the Chamber to its preferred location, properly install it, and conduct a clinical trial that lasts at least one month.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued payroll	121,106	155,078
Other Payables	5,057	130,003
	$126,163	$285,081

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

Results of Operations

Comparison of the six Months Ended June 30, 2023 and 2022

Our revenues during the six months ended June 30, 2023, were $16,432, and cost of revenues was $1,928, as compared to revenues of $29,522 and cost of revenues $9,807, for the same period in 2022, respectively. The decrease in our revenue was mainly due to reduced demand of our disinfectant sprays.

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

Comparison of the three Months Ended June 30, 2023 and 2022

Our revenues during the three months ended June 30, 2023, were $ 6,311, and cost of revenues was $767, as compared to revenues of $14,387 and cost of revenues $4,275, for the same period in 2022, respectively. The decrease in our revenue was mainly due to reduced demand of our disinfectant sprays.

The following chart provides a summary of our revenues for the three months ended June 30, 2023 and 2022, respectively.

	For the three months Ended June 30,
	2023		2022
	USD	%	USD	%
Revenue – related parties, net:
Disinfectant sprays	-	0%	10,055	69.89%
Healthcare instruments	6,311	100%	-	0%
Others	-	0%	4332	30.11%
Total	6,311	100.0%	14,387	100.0%

We had incurred selling expenses of $0 and administrative expenses of $198,123 during the three months ended June 30, 2023, as compared to $111 and $105,321 for the same period in 2022, respectively. The decrease in selling expenses was mainly due to fewer selling personnels for our products in the three months ended June 30, 2023 compared with the same period in 2022. The increase in administrative expenses was mainly due to increased counsel fees and other experts’ expenses during the period.

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

Heyu Biological Technology Corporation

Dated: November 13, 2023	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer

Dated: November 13, 2023	By:	/s/ Wendy Li
	Name:	Wendy Li
	Title:	Chief Financial Officer