Form 10-Q
period 2023-09-30
Heyu Biological Technology Corp
filed 2023-11-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-26731

HEYU BIOLOGICAL TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block 19, Hongchang Food Co., Ltd., Yuanhong Investment Zone, Donggao Village, Chengtou Town, Fuqing City, Fuzhou City, Fujian Province, 350300, China	350300
(Address of principal executive offices)	(Zip Code)

(86) 180 5901 6050

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of November 6, 2023, 518,831,367 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heyu Biological Technology Corporation

Consolidated Balance Sheets

(Unaudited)

	As of
	December 31, 2022	September 30, 2023
	US$	US$
ASSETS:
Current assets:
Cash and cash equivalents	3,141	863,119
Accounts receivable	-	14
Inventories	-	25,448
Other receivable	-	996,098
Other current assets	18,989	849,328
Amount due from a related party	60,885	57,572
Total current assets	83,015	2,791,579

Non-current assets:
Construction-in-progress	26,837,950	38,674,338
Land use right, net	4,316,604	4,024,966
Other non-current assets	-	1,788,843
Total non-current assets	31,154,554	44,488,147
Total assets	31,237,569	47,279,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	25,255,091	38,522
Accrued expenses and other liabilities	3,553	75,540
Advances from customers	-	10,517
Deferred subsidies	-	1,930,722
Amounts due to a related party	6,397,578	5,967,631
Total current liabilities	31,656,222	8,022,932

Total liabilities	31,656,222	8,022,932

Shareholders’ (deficit) equity:
Ordinary shares (US$0.001 par value; 2,000,000,000 shares authorized; 415,582,375 and 518,831,367 issued and outstanding as of December 31, 2022 and September 30, 2023, respectively)	415,582	518,831
Subscription receivable	(415,582)	-
Additional paid-in capital	-	39,905,228
Accumulated deficit	(433,745)	(826,180)
Accumulated other comprehensive income(loss)	15,092	(341,085)
Total shareholders’ (deficit) equity	(418,653)	39,256,794

Total liabilities and shareholders’ (deficit) equity	31,237,569	47,279,726

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Operations and Comprehensive Income(Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
	US$	US$	US$	US$
Net revenues:
Product sales	-	51,397	-	78,204
Total net revenues	-	51,397	-	78,204
Cost of revenues	-	(62,955)	-	(104,430)
Gross profit	-	(11,558)	-	(26,226)
Sales and marketing expenses	(1,399)	-	(1,399)	-
General and administrative expenses	(75,684)	(137,193)	(150,939)	(381,579)
Total operating expenses	(77,083)	(137,193)	(152,338)	(381,579)
Operating loss	(77,083)	(148,751)	(152,338)	(407,805)
Interest income	2	453	5	924
Other income	-	7,630	-	18,309
Other expenses	-	1	(12)	(37)
Loss before income taxes	(77,081)	(140,667)	(152,345)	(388,609)
Income tax expense (benefit)	-	3,826	-	3,826
Net loss	(77,081)	(144,493)	(152,345)	(392,435)

Other comprehensive loss, net of tax of nil:
Net loss	(77,081)	(144,493)	(152,345)	(392,435)
Foreign currency translation difference, net of tax of nil	(31,926)	(463,178)	25,576	(356,177)
Total comprehensive loss	(109,007)	(607,671)	(126,769)	(748,612)

Loss per share:
Ordinary shares - basic and diluted	(0.00019)	(0.00032)	(0.00037)	(0.00092)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Ordinary shares - basic and diluted	415,582,375	449,998,706	415,582,375	427,054,485

 The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Heyu Biological Technology Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2023
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(152,345)	(392,435)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,771	59,602
Accrued interest income derived from loan to third party	-	(18,026)

Changes in operating assets and liabilities:
Accounts receivable	-	(14)
Inventories	-	(26,405)
Other current assets	(18,358)	(862,632)
Accrued expenses and other payables	(1,425)	2,821
Advance from customers	-	10,913
Deferred subsidies	-	2,003,319
Net cash provided by (used in) operating activities	(109,357)	777,143

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(954,232)	(40,391,648)
Loan to third party	-	(1,015,527)
Net cash used in investing activities	(954,232)	(41,407,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by shareholders	-	42,384,737
Repayments of a loan from a related party	-	(2,660,425)
Proceeds from a loan from a related party	1,062,404	1,792,987
Net cash provided by financing activities	1,062,404	41,517,299

Effect of exchange rate changes	(194)	(27,289)

Net increase in cash and cash equivalents	(1,379)	859,978
Cash and cash equivalents at beginning of year	2,645	3,141
Cash and cash equivalents at end of year	1,266	863,119

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Heyu Biological Technology Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Shareholder’s (Deficit)
	Shares	Amount	receivable	Capital	Deficit	income	Equity
Balance as of January 1, 2022 (US$)	415,582,375	415,582	(415,582)	-	(193,756)	-	(193,756)
Net loss	-	-	-	-	(152,345)	-	(152,345)
Foreign currency translation adjustment	-	-	-	-	-	25,576	25,576
Balance as of September 30, 2022 (US$)	415,582,375	415,582	(415,582)	-	(346,101)	25,576	(320,525)

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Shareholder’s (Deficit)
	Shares	Amount	receivable	Capital	Deficit	income	Equity
Balance as of January 1, 2023 (US$)	415,582,375	415,582	(415,582)	-	(433,745)	15,092	(418,653)
Net loss					(392,435)		(392,435)
Foreign currency translation adjustment	-	-	-	-	-	(356,177)	(356,177)
Contribution from shareholder	-	-	415,582	40,825,526	-	-	41,241,108
Deemed issuance of share upon the Merger transaction	103,248,992	103,249	-	(920,298)	-	-	(817,049)
Balance as of September 30, 2023 (US$)	518,831,367	518,831	-	39,905,229	(826,180)	(341,085)	39,256,794

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Heyu Biological Technology Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION

(a) Nature of operations

Heyu Biological Technology Corporation (the “Company”) was incorporated in the state of Nevada on May 18, 1987.

Hongchang Global Investment Holdings Limited (“Hongchang BVI”)) was incorporated in British Virgin Island under the laws of the British Virgin Islands in January 2023. Fuqing Hongchang Food Co., Ltd. (“Hongchang Food”, or the “Operating Entity”) was established in September 2017, and primarily engages in the construction of and investment in Hongchang Food Industrial Park project. Its main asset is its investment in the food industrial park, which was obtained by bidding in September 2020 and is currently under construction. Upon completion of such project, Hongchang Food will engage in the core businesses of food trade and biotechnology (collectively, “Principal Business”).

On September 4, 2023, the Company completed the merger and other related transactions (the “Merger Transactions” or “Merger”) with Hongchang BVI, as a result of which Hongchang BVI became a wholly-owned subsidiary of the Company and the Company assumed and began conducting the principal business of Hongchang Food.

(b) History and reorganization of the Group

In preparation of its business combination with Heyu Biological Technology Corporation in the United States, the following transactions were undertaken to reorganize the legal structure of Operating Entity (“Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing shareholders of Hongchang Food established two wholly-owned subsidiaries (“BVI-1” and “BVI-2”) in British Virgin Island, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2 which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly-owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly-owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (“PRC”). WFOE then purchased the total equity interest of Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin hold 70% and 30% equity interest of Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization are under common ownership of Hongchang Food’s shareholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying consolidated financial statements were prepared as if the corporate structure of the Company had been in existence since the beginning of the periods presented. Hongchang BVI and its subsidiaries hereinafter are collectively referred to as the “Group”.

(c) Reverse merger

On August 21, 2023, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s shareholders, Zengqiang Investment Limited, a business company incorporated in the BVI, and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Shareholders” and each a “Selling Shareholder”), in relation to the acquisition of Hongchang BVI by our Company (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly-owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly-owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of our Company since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Shareholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to the Company in exchange for an aggregate of 415,582,375 new shares of the Company’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited.

1. ORGANIZATION (cont.)

(c) Reverse merger (cont.)

Immediately following the closing of the Hongchang Acquisition, the Company had a total of 518,831,367 issued and outstanding shares of common stock. The 415,582,375 Consideration Shares constitute 80.1% of our enlarged share capital following the closing of the Hongchang Acquisition. The exchange consideration for the Hongchang Acquisition was determined on an arms’ length basis based on our valuation of the Hongchang Group and its assets.

As Heyu Biological Technology Corporation, the legal acquirer and accounting acquiree, does not meet the definition of a business, management concluded that the Merger should be accounted for as a continuation of the financial statements of Hongchang BVI (the legal subsidiary), together with a deemed issue of shares and a re-capitalization of the equity of Hongchang BVI. Hongchang BVI is the continuing entity and is deemed to have issued shares in exchange for the identifiable net assets held by Heyu Biological Technology Corporation together with the listing status of Heyu Biological Technology Corporation. Management concluded that September 4, 2023 is the acquisition date of the Merger.

Based on above transactions, the accompanying interim condensed consolidated financial statements reflect the activities of each of the following entities:

Entity	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal activities
Subsidiaries:
Hongchang BVI	British Virgin Island	100%	Investment holding
Hongchang HK	Hong Kong	100%	Investment holding
WFOE	PRC	100%	Provision of technical and consultation services
Hongchang Food	PRC	100%	Provision of food trade and biotechnology

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding financial reporting that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the period ended September 30, 2022 and 2023. Accordingly, these unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Company for each of the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2022.

Through the Reorganization, the Company became the holding company of the companies now comprising the Group. Accordingly, for the purpose of preparation of the consolidated financial statements of the Group, the Company is considered as the holding company of the companies now comprising the Group throughout the reporting period.

Through the Reorganization, the Company became the holding company of the contributed businesses now comprising the Group, which were under the common control of the controlling shareholder before and after the Reorganization. Accordingly, the financial statements were prepared on a consolidated basis by applying the principles of the pooling of interest method as if the Reorganization had been completed at the date when contributed business first came under the control of the controlling party.

The consolidated statements of loss and other comprehensive income, changes in equity and cash flows of the Group included the results and cash flows of all companies now comprising the Group from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling shareholder, whenever the period is shorter.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(b) Principles of consolidation

The accompanying consolidated financial statements of the Group include the financial statements of the Company and its subsidiaries for which the Company is the ultimate primary beneficiary.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to appoint or remove the majority of the members of the board of directors (the “Board”); and to cast majority of votes at the meeting of the Board or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

All significant transactions and balances between the Company and its subsidiaries have been eliminated. The non-controlling interests in consolidated subsidiaries are shown separately in the consolidated financial statements.

(c) Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements mainly include, but are not limited to, standalone selling price of each distinct performance obligation in revenue recognition, estimated useful life of land use right, assessment for impairment of long-lived assets, valuation of deferred tax assets and current expected credit loss of receivables. Actual results could differ from those estimates.

(d) Foreign Currency

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(d) Foreign Currency (cont.)

	As of
	September 30, 2023	December 31, 2022
RMB: US$ exchange rate	7.2952	6.8983

	Nine Months ended September 30,
	2023	2022
RMB: US$ exchange rate	7.0308	6.6001

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(e) Construction-in-progress

Property and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use.

(f) Land use right, net

The land use rights represent the operating lease prepayments for the rights to use the land in the PRC. Amortization of the prepayments is provided on a straight-line basis over the terms of the respective land use rights certificates.

(g) Revenue recognition

Revenue is recognized when or as the control of the goods or services is transferred to a customer. Depending on the terms of the contract and the laws that apply to the contract, control of the goods and services may be transferred over time or at a point in time. Control of the goods and services is transferred over time if the Group’s performance:

(i)	provides all of the benefits received and consumed simultaneously by the customer;

(ii)	creates and enhances an asset that the customer controls as the Group performs; or

(iii)	does not create an asset with an alternative use to the Group and the Group has an enforceable right to payment for performance completed to date. If control of the goods and services transfers over time, revenue is recognized over the period of the contract by reference to the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains control of the goods and services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(g) Revenue recognition (cont.)

If control of the goods and services transfers over time, revenue is recognized over the period of the contract by reference to the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains control of the goods and services.

Contracts with customers may include multiple performance obligations. For such arrangements, the Group allocates revenue to each performance obligation based on its relative standalone selling price. The Group generally determines standalone selling prices based on the prices charged to customers. If the standalone selling price is not directly observable, it is estimated using expected cost plus a margin or adjusted market assessment approach, depending on the availability of observable information. Assumptions and estimations have been made in estimating the relative selling price of each distinct performance obligation, and changes in judgments on these assumptions and estimates may impact the revenue recognition.

When either party to a contract has performed, the Group presents the contract in the consolidated balance sheets as a contract asset or a contract liability, depending on the relationship between the entity’s performance and the customer’s payment.

A contract asset is the Group’s right to consideration in exchange for goods and services that the Group has transferred to a customer. A receivable is recorded when the Group has an unconditional right to consideration. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due.

If a customer pays consideration or the Group has a right to an amount of consideration that is unconditional, before the Group transfers a good or service to the customer, the Group presents the contract liability when the payment is made, or a receivable is recorded (whichever is earlier). A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer.

Product sales

The Group generates revenue from food trading business. The revenue is recognized at a point in time when the control of the product is transferred to the customer.

(h) General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental and other general corporate related expenses.

(i) Income taxes

Current income taxes are recorded in accordance with the regulations of the relevant tax jurisdiction. The Group accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Tax, (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between carrying amounts of existing assets and liabilities in the financial statements and their respective tax basis, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of comprehensive loss in the period of change. Valuation allowances are established when necessary to reduce the amount of deferred tax assets if it is considered more likely than not that amount of the deferred tax assets will not be realized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(i) Income taxes (cont.)

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of December 31, 2021 and 2022.

(j) Recent accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after December 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, all other amendments should be applied prospectively. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

3. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of
	December 31,	September 30,
	2022	2023
	US$	US$
VAT recoverable	18,989	848,711
Advance to suppliers		617
	18,989	849,328

4. CONSTRUCTION-IN-PROGRESS

	As of
	December 31,	September 30,
	2022	2023
	US$	US$
Construction in progress	26,837,950	38,674,338
	26,837,950	38,674,338

Hongchang Food Industrial Park covers an area of 108,000 square meters, with a construction area of about 130,000 square meters. Hongchang Food Industrial Park is still under construction and expected to complete construction by 2024.

5. LAND USE RIGHT, NET

Land use rights, net consist of the following:

	As of
	December 31,	September 30,
	2022	2023
	US$	US$
Land use rights	4,504,282	4,259,224
Less: accumulated amortization	(187,678)	(234,257)
Net book value	4,316,604	4,024,966

5. LAND USE RIGHT, NET (cont.)

Amortization expenses for the land use rights were US$62,771, and US$59,602 for the nine months ended September 30, 2022 and 2023, respectively. No impairment charge was recorded for the nine months ended September 30, 2022 and 2023, respectively.

	For the years ended December 31,
	2023*	2024	2025	2026	2027	2028 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	19,642	78,568	78,568	78,568	78,568	3,691,053

*	Three months from October 1, 2023 to December 31, 2023

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of
	December 31,	September 30,
	2022	2023
	US$	US$
Payroll and welfare payables	2,464	71,791
Others	1,089	3,749
	3,553	75,540

7. ORDINARY SHARES AND ADDITIONAL PAID-IN CAPITAL

Ordinary shares and additional paid-in capital consisted of the following:

	Ordinary Shares		Subscription	Additional Paid-in
	Shares	Amount	receivable	Capital	Total
Balance as of January 1, 2022 (US$)(note i)	100	100	(100)	-	-
Balance as of September 30, 2022 (US$)(note i)	100	100	(100)	-	-

	Ordinary Shares		Subscription	Additional Paid-in
	Shares	Amount	receivable	Capital	Total
Balance as of January 1, 2023 (US$)(note i)	100	100	(100)	-	-
Contribution from shareholder(note ii)	-	-	100	41,241,009	41,241,109
Recapitalization upon the Merger (note iii)	415,582,275	415,482	-	(415,482)	-
Deemed issuance of share upon the Merger Transaction	103,248,992	103,249	-	(920,298)	(817,049)
Balance as of September 30, 2023 (US$)	518,831,367	518,831	-	39,905,229	40,424,060

Notes

(i)	In January 2023, 100 ordinary shares of Hongchang BVI were allotted and issued to the controlling shareholders, of par value US$1. As per the Reorganization described in Note 1(b) History and reorganization of the Group, the unaudited interim condensed consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented. In the “Condensed Consolidated Statements of Stockholders’ Deficit”, the 100 shares of the legal subsidiary (the accounting acquirer) was restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

(ii)	In May 2023, Hongchang BVI received US$41,241,109 cash contribution from shareholders through its subsidiary Hongchang Food.

(iii)	On September 1, 2023, upon closing the Merger, 100 shares of Hongchang BVI par value US$1.00, constituting all of the issued and outstanding share capital of Hongchang BVI, were exchanged for the right to receive 415,582,375 ordinary shares of the Company, par value US$0.001.

8. RELATED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with the Company
Mr. Zengqiang Lin	The principal shareholder and director of the Company
Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”)	An entity controlled by the principal shareholder of the Company

(b)	Other than disclosed elsewhere, the Company had the following significant related party transactions for the nine months ended September 30, 2022 and 2023:

	For nine months ended September 30,
	2022	2023
	US$	US$
Loan from a related party:
-Mr. Zengqiang Lin	1,050,082	2,660,425

Repayment of loan from a related party:
-Mr. Zengqiang Lin	11,953	1,781,609

Capital contribution to Hongchang Food:
-Mr. Zengqiang Lin	-	39,220,774

8. RELATED PARTY TRANSACTIONS (cont.)

(c)	The Company had the following related party balances as of December 31, 2022 and September 30, 2023:

	As of
	December 31,	September 30,
	2022	2023
	US$	US$
Amount due from a related party:
-Xinhongbo	60,885	57,572

Amount due to a related party:
-Mr. Zengqiang Lin	6,397,578	5,967,631

All balances with the related parties as of December 31, 2022 and September 30, 2023 were unsecured, interest-free and had no fixed terms of repayments.

9. Commitments and Contingencies

As of September 30, 2023, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $46,517,560 and $23,114,913 as of December 31, 2022 and September 30, 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

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

Overview

Heyu Biological Technology Corporation (the “Company” or “HYBT”) was incorporated in the state of Nevada on May 18, 1987.

Hongchang Global Investment Holdings Limited (“Hongchang BVI”)) was incorporated in British Virgin Island under the laws of the British Virgin Islands in January 2023. Fuqing Hongchang Food Co., Ltd. (“Hongchang Food”, or the “Operating Entity”) was established in September 2017, and primarily engages in the construction of and investment in Hongchang Food Industrial Park project. Its main asset is its investment in the food industrial park, which was obtained by bidding in September 2020 and is currently under construction. Upon completion of such project, Hongchang Food will engage in the core businesses of food trade and biotechnology (collectively, “Principal Business”).

On September 4, 2023, the Company completed the merger and other related transactions (the “Merger Transactions”) with Hongchang BVI, as a result of which Hongchang BVI became a wholly-owned subsidiary of the Company and the Company assumed and began conducting the principal business of Hongchang Food.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Our revenues during the three months ended September 30, 2023, were $51,397, and cost of revenues was $62,955, as compared to revenues of nil and cost of revenues of nil for the same period in 2022, respectively. Hongchang Group’s business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of Hongchang Group’s revenue was primarily driven by increasing Hongchang Group’s product variety, expanding Hongchang Group’s distribution network, both in China and overseas and the initiation of other projects or business lines in the future. We had incurred general and administrative expenses of $137,193 during the three months ended September 30, 2023, as compared to $75,684 for the same period in 2022, respectively. The increase in general and administrative expenses was mainly due to the increase in professional consulting fees, increase wages expenses related to the increase in headcount and overall higher general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Our revenues during the nine months ended September 30, 2023, were $78,204, and cost of revenues was $104,430, as compared to revenues of nil and cost of revenues of nil for the same period in 2022, respectively. Hongchang Group’s business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of Hongchang Group’s revenue was primarily driven by increasing Hongchang Group’s product variety, expanding Hongchang Group’s distribution network, both in China and overseas and the initiation of other projects or business lines in the future. We had incurred general and administrative expenses of $381,579 during the nine months ended September 30, 2023, as compared to $150,939 for the same period in 2022, respectively. The increase in general and administrative expenses was mainly due to the increase in professional consulting fees, increase wages expenses related to the increase in headcount and overall higher general and administrative expenses.

Capital Expenditure Commitment as of September 30, 2023

As of September 30, 2023, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $46,517,560 and $23,114,913 as of December 31, 2022 and September 30, 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Liquidity and Capital Resources

As of September 30, 2023, we had US$863,119 in cash and cash equivalents, as compared to US$3,141 as of December 31, 2022. As we started our business operation in 2023, so we have been relying on directors’ loan and capital contribution to finance our daily operation and construction in progress.

As of September 30, 2023, our construction in progress balance amounted to approximately US$38,674,338 , as compared to US$26,837,950 as of December 31, 2022. This reflects the construction progress of our Hongchang Food Industrial Park.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023, and December 31, 2022.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was US$777,143, which primarily reflected our net loss of US$392,435 as mainly adjusted for amortization of US$59,602, and adjustment for changes in working capital primarily consists of increase in other current assets of US$862,632 offset by increase in Deferred subsidies of US$2,003,319.

Net cash used in operating activities for the nine months ended September 30, 2022 was US$109,357, which primarily reflected our net loss of US$152,345 as mainly adjusted for amortization of US$62,771, and adjustment for changes in working capital primarily consists of increase in other current assets of US$18,358.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was US$41,407,175 and US$954,232 mainly attributable to purchase of property, plant and equipment.

Financing activities

Net cash provided by financing activities for or the nine months ended September 30, 2023 and 2022 was US$41,517,299 and US$1,062,404, primarily due to loan from related party and capital contributions made by shareholder.

Critical Accounting Policies Involving Critical Accounting Estimates

The discussion and analysis of our Group’s financial condition and results of operations are based upon our Group’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of U.S. GAAP requires our Group to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, our Group evaluate its estimates, including those discussed below. our Group bases its estimates on historical experience, current trends and various other assumptions that it believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. Our Group believes it is possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. Our Group believes that it has appropriately applied its critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our Group’s consolidated statements of operations could be misstated.

A detailed summary of significant accounting policies is included in Note 2 to our Group’s consolidated financial statements for the period ended December 31, 2022 and June 30, 2023 contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE ABOUT MATERIAL RISKS

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or U.S. GAAP. In the future, we intend to hire more personnel with sufficient training and experience in U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to the Current Report on Form 8-K of the Company filed with the SEC on September 7, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors. No insider trading arrangements and policies (such as Rule 10b5–1 trading arrangements) have been entered into by the directors and officers of the Company.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	Certificate of Amendment.
3.6(6)	By-Laws.
3.7(7)	First Amendment to the By-Laws.
3.8(8)	Second Amendment to the By-Laws.
10.1(9)	Share Exchange Agreement dated August 21, 2023.
10.2(10)	Share Purchase Agreement dated August 21, 2023.
10.3(11)	Form of Director Service Agreement between the Registrant and its Directors.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 14, 2023, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Heyu Biological Technology Corporation

Dated: November 13, 2023	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer

Dated: November 13, 2023	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer