Form 10-K
period 2023-12-31
Hongchang International Co., Ltd
filed 2024-04-01
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-26731

Hongchang International Co., Ltd

(Exact name of Registrant as specified in its charter)

Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block 20, Hongchang Food Co., Ltd., Yuanhong Investment Zone, Donggao Village, Chengtou Town, Fuqing City, Fuzhou City, Fujian Province, 350300, China	350300
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (86) 180 5901 6050

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $1.78, as reported on the OTC Pink Market, was approximately $197,698,530.

As of March 15, 2024, there were 518,831,367 shares of the registrant’s Common Stock outstanding.

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

i

PART I

Unless otherwise indicated, all share amounts and per share amounts in this Report have been presented giving effect to a 1-for-464 reverse split that became effective on April 11, 2018, a 100-for-1 forward stock split that became effective on September 11, 2018, and a 1-for-10 reverse stock split effective on August 14, 2023.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company” or “our Company” refer to Hongchang International Co., Ltd (formerly known as Heyu Biological Technology Corporation), a Nevada company; “we,” “us,” and “our” refer to Hongchang International Co., Ltd and its subsidiaries, unless the context otherwise indicates.

ITEM 1. BUSINESS

The Company is a holding company incorporated in the State of Nevada and not a Chinese operating company. As a holding company with no material operations of our own, we conduct our operations and operate our business in China through our subsidiaries. Holders of our stock hold equity interest in Hongchang International Co., Ltd, a Nevada holding company with business operations in China and therefore, may never hold equity interests directly in our Chinese operating entities. The Company holds equity interests in its PRC subsidiaries through its subsidiaries incorporated in British Virgin Islands and Hong Kong. As we have a direct equity ownership structure, we do not have any agreement or contract between our Company and any of its subsidiaries that is typically seen in a variable interest entity structure.

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

In addition, the PRC government has published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the industry where we operate, which could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. These risks could result in a material change in our operations and the value of our shares, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors — Risks Related to Doing Business in China — The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities.”

Our shares may be prohibited from trading under the Holding Foreign Companies Accountable Act if the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect our auditor for two consecutive years. Our auditor, WWC, P.C. is headquartered in San Mateo, California and has been inspected by the PCAOB on a regular basis, and it is not subject to the determinations announced by the PCAOB on December 16, 2021 or the Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China on August 26, 2022. If trading in our shares is prohibited under the Holding Foreign Companies Accountable Act in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, trading of our shares may be prohibited. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“HFCAA”), which, if passed by the U.S. House of Representatives and signed into law, would reduce the period of time for foreign companies to comply with PCAOB audits to two consecutive years, instead of three, thus reducing the time period before our securities may be prohibited from trading. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to HFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. Notwithstanding the foregoing, because we have substantial operations within the PRC through the PRC operating entities, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

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

On March 12, 2018, the Board of Directors of the Company (the “Board”), with the consent of the majority stockholder, approved a 1-for-464 reverse stock split. On April 11, 2018, the reverse split became effective.

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

Share Cancellation Agreement with Mr. Ban Siong Ang

On March 15, 2019, the Company, with the approval of the Board, entered into a Share Cancellation Agreement (the “Share Cancellation Agreement”) with Mr. Ban Siong Ang, a director of the Company. Pursuant to the Share Cancellation Agreement, the Company and Mr. Ang agreed to cancel 109,006,861 shares of Common Stock previously issued to Mr. Ang.

Acquisition of the Hongchang Group

On August 21, 2023, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) and Hongchang BVI’s stockholders, Zengqiang Investment Limited, a business company incorporated in the British Virgin Islands (“BVI”), and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by our Company (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly-owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly-owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of our Company since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to the Company in exchange for an aggregate of 415,582,375 new shares of the Company’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited.

Disposal of our then-existing business

On August 21 2023, we entered into a share purchase agreement (“Share Purchase Agreement”) with our Director, Mr. Ban Siong Ang as the buyer, to dispose of our existing assets held prior to the Hongchang Acquisition, comprising of our entire shareholding interest in HP TECHNOLOGY LIMITED, which directly and indirectly holds the equity interest in our indirect subsidiaries, Heyu Healthcare Technology Limited, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. and our 60% equity interest in Shanghai Kangzi Medical Technology Co., Ltd. (the “Share Disposal”). Our Company received nominal consideration for the Share Disposal as we have determined that our shareholding interest in HP TECHNOLOGY LIMITED is of a deficit value. The Share Disposal was consummated on September 4, 2023.

Change of Name and Ticker Symbol

In November 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation with Nevada’s Secretary of State to change its name from “Heyu Biological Technology Corporation” to “Hongchang International Co., Ltd.” The Company also requested to change its OTC Markets ticker symbol from “HYBT” to “HCIL”, which was approved by FINRA and took effect as of November 28, 2023.

Corporate Structure

The following diagram sets forth the corporate structure of the Company as of the date of this Annual Report:

Cash Transfers and Distributions

No cash transfers have occurred among our subsidiaries and the Company during the fiscal year ended December 31, 2023. We are not aware of any restrictions on foreign exchange or limitations on transferring cash among the Company, our BVI subsidiary, and our Hong Kong subsidiary. Transfers of funds among our PRC subsidiaries are free of restrictions. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Remittances of funds from our PRC subsidiaries to the Company, our BVI subsidiary, and/or our Hong Kong subsidiary are subject to review and conversion of Renminbi to U.S. Dollars through the bank designated and authorized by China’s State Administration of Foreign Exchange (“SAFE”) to monitor foreign exchange activities.

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

In addition, any transfer of funds by us to our PRC subsidiaries, either as a stockholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. Any foreign loans procured by our PRC subsidiaries will be required to be registered with SAFE or its local branches or satisfy relevant requirements. These restrictions may adversely affect the operations of our PRC subsidiaries. The remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE. Our PRC subsidiaries may be restricted from paying dividends to us, and if we are unable to obtain dividends from our PRC subsidiaries, if any, it may adversely impact our dividends distribution to investors (if any). See “Risk Factors — Governmental control of currency conversion may limit our ability to utilize our income effectively and affect the value of your investment.”

Currently, we do not have cash management policies that dictate cash transfers among our Company and its subsidiaries.

During the fiscal year ended December 31, 2023, (1) no cash transfers have occurred between our Company and its subsidiaries; (2) none of our subsidiaries have made any dividend payment or distribution to our Company; and (3) neither the Company nor any of its subsidiaries have made any dividends or distributions to U.S. investors. Our subsidiaries have no plans to make any distribution or dividend payment to the Company in the near future. Neither the Company nor any of its subsidiaries have plans to make any distribution or dividend payment to the investors in the near future.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. The address of our principal executive offices and corporate offices is Block 20, Hongchang Food Co., Ltd., Yuanhong Investment Zone, Donggao Village, Chengtou Town, Fuqing City, Fuzhou City, Fujian Province, 350300, China. Our telephone number is (86) 180 5901 6050.

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

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including food trade where our PRC subsidiaries have been doing their business. Any government decisions or actions to change the way food business is regulated, or any decisions the government might make to cut spending, could adversely impact our PRC subsidiaries’ business and our results of operations. In addition, the ability of our PRC subsidiaries to operate in China may be harmed by changes in PRC laws and regulations, including those relating to food safety, taxation, environmental conditions, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. The central or local governments of the jurisdictions in which our PRC subsidiaries operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on their part to ensure our subsidiaries’ compliance with such regulations or interpretations. Our PRC subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In the event that our PRC subsidiaries are not able to substantially comply with any existing or newly adopted laws and regulations, our business operations may be materially adversely affected and the value of our stock may significantly decrease.

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

We are not currently required to obtain prior approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, PRC domestic companies that seek to offer and list securities overseas, directly or indirectly, should fulfill the filing procedure and report relevant information to the CSRC. The Trial Measures provides that subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three (3) working days after the offering is completed, which may subject us to additional compliance requirements in the future, and we cannot assure that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. If a PRC domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling stockholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

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

Governmental control of currency conversion may limit our ability to utilize our income effectively and affect the value of your investment

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our income in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, cash generated from the operations of our PRC subsidiary in China may be used to pay dividends to our company without prior approval of SAFE. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we will need to obtain SAFE approval or complete certain mandatory registration procedures to use cash generated from the operations of our PRC subsidiary to pay any debts they may incur in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. In addition, if any of our stockholders who is subject to SAFE regulations fails to satisfy the applicable overseas direct investment filing or approval requirement, the PRC government may restrict our access to foreign currencies for current account transactions. If we are prevented from obtaining sufficient foreign currency to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our Company recognizes the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We assess risks from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic assessments to identify cybersecurity threats.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. Our IT leadership reports to our Chief Executive Officer (CEO) to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We aim to promote a company-wide culture of cybersecurity risk management.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our business strategy, results of operations, or financial condition during the financial year ended December 31, 2023.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our executive management team informs the board on cybersecurity risks on a regular basis, with a minimum frequency of once per year.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and periodically reports to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company.

ITEM 2. PROPERTIES

Our principal executive offices and corporate offices which are located at Block 20, Hongchang Food Co., Ltd., Yuanhong Investment Zone, Donggao Village, Chengtou Town, Fuqing City, Fuzhou City, Fujian Province, China, 350300, the total gross floor area is approximately 800 square meters, or 8,611.13 square feet.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is limited public trading market for our Common Stock; our Common Stock is quoted on the OTC Pink Market under the symbol “HCIL.”

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

FISCAL YEAR 2022	HIGH	LOW
First Quarter	$0.0003	$0.0001
Second Quarter	0.0500	0.0003
Third Quarter	0.0098	0.0004
Fourth Quarter	0.0014	0.0004

FISCAL YEAR 2023	HIGH	LOW
First Quarter	$0.8295	$0.0130
Second Quarter	2.1000	0.7940
Third Quarter	2.8980	0.2931
Fourth Quarter	0.6000	0.2222

As of March 15, 2024, the last sale price reported on the OTC Pink Market for our Common Stock was $0.2226 per share.

Dividend Policy

We have not paid any dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.

Stockholders of Record

As of March 15, 2024, we had 724 holders of record of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2023 and current reports on Form 8-K. There were no repurchases of the common stock of the Company by the Company during the fiscal year ended December 31, 2023.

ITEM 6. RESERVED

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

Overview

Hongchang International Co., Ltd (the “Company”, formerly known as Heyu Biological Technology Corporation) was incorporated in the state of Nevada on May 18, 1987.

Hongchang Global Investment Holdings Limited (“Hongchang BVI”)) was incorporated in British Virgin Island under the laws of the British Virgin Islands in January 2023. Fuqing Hongchang Food Co., Ltd. (“Hongchang Food”, or the “Operating Entity”) was established in September 2017, and primarily engages in the construction of and investment in Hongchang Food Industrial Park project. Its main asset is its investment in the food industrial park, which was obtained by bidding in September 2020 and is currently under construction. Upon completion of such project, Hongchang Food will engage in the core businesses of food trade. Hongchang Food has commenced limited sales operations in 2023, during which revenue has been recognized. Hongchang Food Industrial Park is part of the third batch of key projects in Fujian Province, PRC, and is located adjacent to the Taiwan Strait in Fujian province, PRC, in the Fuqing Functional Zone of Fuzhou New District, in the Yuanhong Investment Zone, which is jointly developed by the PRC and Indonesia.

On September 4, 2023, the Company completed the merger and other related transactions (the “Merger Transactions”) with Hongchang BVI, as a result of which Hongchang BVI became a wholly-owned subsidiary of the Company and the Company assumed and began conducting the principal business of Hongchang Food.

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2023 and 2022:

	Fiscal Year ended December 31,
	2023	2022
Net revenue	$2,675,789	$-
Cost of revenue	(2,606,431)	-
Gross profit	69,358
Total operating expenses	(538,930)	(239,992)
Loss from operations	(469,572)	(239,992)
Total other income (expense)	24,873	3
Loss before income taxes	(444,699)	(239,989)
Income tax (expense) benefit	(65,905)	-
Net loss	$(378,794)	$(239,989)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of our revenue will be primarily driven by increasing our product variety, expanding the distribution network, both in China and overseas and the initiation of other projects or business lines in the future. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of $2,675,789 for the year ended December 31, 2023, compared to nil for 2022, as we started operating from the beginning of 2023.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues were $2,606,431 for the for the year ended December 31, 2023, compared to nil for the 2022, due to the increase in sales.

Gross profit and margin

Gross profit is the difference between revenue and cost of revenue. Our cost of revenue mainly includes purchasing raw material and prepackaged products. The supply and prices of our products may be influenced by various factors, including product types, seasonal fluctuations, demand, and macroeconomic environment. Due to the increase in the prices of our suppliers’ goods, we may not be able to raise prices to compensate for the increased costs, which will have a negative impact on our business results and profitability. We believe that if our strategic business development plan can proceed smoothly, we will collaborate with more suppliers to expand our product supply range and establish mature procurement plans to control costs.

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. As our business activities started in 2023, we had a gross profit of $69,358 and nil for the year ended December 31, 2023 and 2022 respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses, which primarily include payroll, employee benefit expenses and bonus expenses, shipping expenses, promotion and advertising expenses, and other facility related costs, such as utilities, and depreciation.

General and administrative expenses

We incurred general and administrative expenses of $538,930 for the year ended December 31, 2023, as compared to $239,992 in 2022, respectively. The increase in general and administrative expenses was mainly due to the increase in professional consulting fees, increase in wages expenses related to the increase in headcount and overall higher general and administrative expenses.

Income tax expense

We incurred income tax benefit of $65,905 and nil for the year ended December 31, 2023 and 2022, respectively.

Net loss

As a result of the foregoing, we reported a net loss of $378,794 and $239,989 for the year ended December 31, 2023 and 2022 respectively.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items on for the fiscal years ended December 31, 2023 and 2022, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31	2023	2022
Cash	$895,730	$3,141
Accounts receivables, net	$742,851	$-
Other receivables, net	$1,106,574	$-
Other current assets	$1,142,409	$18,989
Total current assets	$3,960,742	$83,015
Construction-in-progress	$41,423,399	$26,837,950
Land use right, net	$4,118,101	$4,316,604
Total assets	$50,215,568	$31,237,569
Accounts payable-construction in progress	$18,493	$25,249,414
Total current liabilities	$1,055,203	$25,258,644
Amounts due to a related party	$6,682,959	$6,397,578
Total non-current liabilities	$8,672,422	$6,397,578
Total liabilities	$9,727,625	$31,656,222
Total stockholders’ (deficit) equity	$40,487,943	$(418,653)

As of December 31, 2023, we had US$895,730 in cash, as compared to US$3,141 as of December 31, 2022. As we started our business operation in 2023, we have been relying on directors’ loan and capital contribution to finance our daily operation and construction in progress.

As of December 31, 2023, our construction in progress balance amounted to approximately US$41,423,399, as compared to US$26,837,950 as of December 31, 2022. This reflects the construction progress of our Hongchang Food Industrial Park.

 Capital Expenditure Commitment as of December 31, 2023

As of December 31, 2023, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $18,492,173 and $46,517,560 as of December 31, 2023 and 2022, respectively. The Company expected to pay off all the balances within 1-3 years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.

The following table sets forth a summary of our cash flows for the periods presented:

	For the years ended December 31,
	2023	2022
	US$	US$
Net cash provided by (used in) operating activities	$750,521	$(225,774)
Net cash provided by (used in) investing activities	$(41,679,473)	$(1,555,438)
Net cash provided by financing activities	$40,942,007	$1,781,932
Effect of foreign exchange on cash, cash	$879,534	$(224)
Net increase (decrease) in cash	$892,589	$496
Cash at the beginning of the year	$3,141	$2,645
Cash at the end of the year	$895,730	$3,141

Operating activities

Net cash provided by operating activities for the year ended December 31, 2023 was US$750,521, which primarily reflected our net loss of US$378,794 as mainly adjusted for amortization of US$88,173, and adjustment for changes in working capital primarily consists of increase in other current assets of US$1,058,798 offset by (i) increase in deferred subsidies of US$1,990,873, (ii) increase in accounts payable of US$645,831 and (iii) increase in accrued expenses and other payables of US$313,708.

Net cash used in operating activities for the year ended December 31, 2022 was US$225,774, which primarily reflected our net loss of US$239,989 as mainly adjusted for amortization of US$92,367, and adjustment for changes in working capital primarily consists of increase in amount due from a related party of US$62,427.

Investing activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was US$41,679,473 and US$1,555,438, mainly attributable to purchase of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was US$40,942,007, primarily due to (i) capital contributions made by stockholders of US$41,241,108 and (ii) proceeds from a loan from a related party of US$2,900,289 and repayments of a loan from a related party US$3,199,390.

Net cash provided by financing activities for the year ended December 31, 2022 was US$1,781,932, primarily due to the proceeds from a loan from a related party.

Critical Accounting Policies Involving Critical Accounting Estimates

The discussion and analysis of our Group’s financial condition and results of operations are based upon our Group’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of U.S. GAAP requires our Group to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, our Group evaluate its estimates, including those discussed below. our Group bases its estimates on historical experience, current trends and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

A detailed summary of significant accounting policies is summarized below:

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in our Group’s consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets and current expected credit loss of receivables. Actual results could differ from those estimates.

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

(g) Revenue recognition

The Group adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer. To determine revenue recognition for contracts with customers, The Group performs the following five steps:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when The Group satisfies a performance obligation

The Group generates revenue from food trading business.

The Group enters into contracts with their customers to provide food, mainly frozen pork. All of The Group’s contracts have single performance obligation as the promise is to transfer the goods to customers, and there are no other separately identifiable promises in the contracts. The Group recognizes revenue when it transfers its goods to customers in an amount that reflects the consideration to which The Group expects to be entitled in such exchange. The Group accounts for the revenue generated from sales of its products to its customers on a gross basis, because The Group is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods. The Group’s revenue is recognized at a point in time when the control has been transferred, usually when the customer accepts the goods.

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

ITEM 9. CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or U.S. GAAP. To remediate the material weakness, in the near future, subject to our internal resources permitting, we intend to hire more personnel with sufficient training and experience in U.S.GAAP.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates due to the same reasons illustrated in “Evaluation of Disclosure Controls and Procedures” above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Our Directors and Executive Officers

Name	Age	Position
Zengqiang Lin	27	Director, Chief Executive Officer and President
Wendy Li	39	Chief Financial Officer
Ban Siong Ang	49	Director and Chairman of the Board
Zhenzhu Lin	31	Director
Xingjia Gao	61	Independent Director
Qingqing Wang	30	Board Secretary

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

Mr. Zengqiang Lin has been our director since February 17, 2023, and in connection with the acquisition of Fuqing Hongchang Food Co., Ltd., was appointed as our Chief Executive Officer and President on August 21, 2023. Mr. Zengqiang Lin is one of the founders and has served as the chairman of the board of directors of Fuqing Hongchang Food Co., Ltd, an international food trading company since 2017. He also held the position of manager at Xizang Changhui Construction Engineering Co., Ltd from July 2015 to May 2017. Mr. Lin has a wealth of experience in business operation, supply chain management, and market expansion.

Ms. Wendy Li serves as our Chief Financial Officer from August 21, 2023. Ms. Li has over 15 years of experience in the accounting field. From March 2021 to now, Ms. Li served as Chief Financial Officer of Fuqing Hongchang Food Co. From April 2018 to February, 2021 Ms. Li served as Chief Financial Officer of Heyu Biological Technology Corporation (OTC: HYBT). From March 2018 to September 2019, Ms. Li served as the independent director of Dragon Victory International Limited (Nasdaq: LYL), a China-based crowdfunding platform company. From December 2011 to July 2017, she served as the Chief Financial Officer of China Education Alliances, Inc. (NYSE: CEU), an online education company, where she oversaw the financial management matters of the company. From August 2010 to December 2011, Ms. Li worked as a senior consultant with PricewaterhouseCoopers, a international leading management consulting firm, where she focused on risk & control functions and provided audit, internal control advice and SOX compliance services to both public and private companies. From March 2006 to July 2010, Ms. Li served as senior auditor and tax advisor at RBA, an accounting firm in Australia, where she provided financial auditing, planning and tax advice to both local and multinational companies. Ms. Li earned a bachelor degree of Business (Accountancy) from Queensland University Technology in Australia in 2006. Ms. Li is a certified public accountant in Australia.

Mr. Ban Siong Ang has been our Director and Chairman of the Board since April 18, 2018. He graduated from the University of Southern Queensland, Australia, in 1998 and completed his Doctor of Philosophy in International Finance (Honoris Causa) from Gideon Robert University in 2017. Upon his graduation from the University of Southern Queensland, he started his career and worked as Senior Officer in Bursa Malaysia Depository Sdn Bhd (formerly known as Kuala Lumpur Stock Exchange) between 1998 and 2004. From 2004 to 2009, he served as the Director and principal consultant for Golden Design Renovation and Construction Sdn Bhd. Between 2010 and 2011, he served as General Manager and Directors for E-World Films Production Limited. In 2012, he founded Heyu Group of Companies in China, Hong Kong, and Malaysia. Heyu Group of Companies are engaged in Leisure and Hotels management, Biotechnology, Finance and Investment, Brand Franchising, Advance Entertainment Technology, Event Management, Property Development and Management, land & real estate property development, etc. He is responsible for the formulation and implementation of the Heyu Group of Companies’ corporate strategies as well as in charge of the corporate finance and investment management aspects of the Group due to his acute knowledge with rich experience, strong commitment, innovative and dynamic personality. He also as a member of “The Academic Council on the United Nations System (ACUNS)” in Canada. In view of Mr. Ang’s humanitarian sectors, his outstanding contributions to establish, promote and protect humanity, Peace, Culture Human resource development and Education for the well-being of human society through volunteerism, he was also bestowed the Royal Orders from the State of Pahang in Malaysia.

Ms. Zhenzhu Lin serves as our Director from August 21, 2023. Ms. Lin is one of the founders and has served as directors of Fuqing Hongchang Food Co., Ltd, an international food trading company since 2017. Prior to her current role, Ms. Lin served as the general manager of Xizang Changhui Construction Engineering Co., Ltd from December 2008 to May 2017. Ms. Lin has extensive experience in the company from the grassroots to the management level.

Mr. Xingjia Gao serves as our Director from August 21, 2023. Mr. Gao has years of professional international trade experience. Mr. Gao serves as chairman and general manager of Guangzhou Mingding Trading Co., Ltd from Jan 2014 to now. Mr. Gao also serves as the executive deputy general manager of Guangdong Jinman Group Co., Ltd from January 2015 to now. From March 2001 to June 2003 Mr. Gao served as deputy manager of Guangdong Mingzhu Group Co., Ltd, and Manager of Import and Export Department for the same company since January 2001. From 1987 to 2000, Mr. Gao served as manager of Guangdong Light Industrial Products Import and Export (Group) Company. Mr. Gao graduated from Hunan Institute of Engineering in 1982.

Ms. Qingqing Wang serves as our Board Secretary from March 27, 2024. Ms. Wang graduated from Minnan Normal University in the PRC with a bachelor’s degree in financial management in 2015, and holds an intermediate accountant certificate and an assistant financial planner certificate. Ms. Wang worked at Fuqing Greens Investment Consulting Co., Ltd. from March 2015 to October 2016 as an accounting assistant. From November 2016 to October 2021, she worked at Fuzhou Zhihui Auto Sales and Service Co., Ltd. as an accounting supervisor. From November 2021 to October 2022, she served at Fujian Zhihuishuan Finance and Taxation Consulting Co., Ltd. as an accounting supervisor. Ms. Wang joined our Company in November 2022 as a financial manager and is responsible for the daily management of the group’s financial department.

Family Relationships

Mr. Zengqiang Lin and Ms. Zhenzhu Lin are siblings. None of our other directors or executive officers have a family relationship as defined in Item 401 of Regulation S-K.

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

Director Independence

After review of all relevant transactions or relationships between each director, or any of his or her family members, our Board has determined that Xingjia Gao is an “independent director” as defined under the Nasdaq listing standards. Pursuant to the applicable Nasdaq listing standards, an “independent director” refers to a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our common stock is not currently listed on Nasdaq.

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

Code of Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer or persons performing similar functions. A copy of the code is filed hereto as Exhibit 14.1 and is incorporated herein by this reference.

Insider Trading Policy

We have adopted an insider trading policy filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons with respect to the period from January 1, 2023 through December 31, 2023, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2023, we paid $1,130 to Mr. Zengqian Lin, our Chief Executive Officer and Director, and $64,000 to Mr. Bo Lyu, our Chief Financial Officer who served from November 30, 2021 to August 21, 2023. We did not pay any remuneration to other of our executive officers for the fiscal years ended December 31, 2023 and 2022.

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

Compensation of Directors

For the fiscal year ended December 31, 2023, we paid $1,130 each to Zengqiang Lin and Zhenzhu Lin, our directors. For the fiscal year ended December 31, 2022, we did not pay any remuneration to our directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 15, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of common stock listed below. For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares of common stock beneficially owned by such person or group by (b) the sum of the shares of common stock outstanding as of March 15, 2024, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 15, 2024. The address for each individual listed below is Block 20, Hongchang Food Co., Ltd. Yuanhong Investment Zone, Donggao Village, Chengtou Town, Fuqing City, Fuzhou City, Fujian Province, 350300, PRC, unless otherwise noted. Currently, there are no equity compensation plans in place for the Company.

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
Directors and Executive Officers
Zengqiang Lin(4)	353,322,843	68.1%
Wendy Li	-	-
Ban Siong Ang	56,011,747	10.8%
Zhenzhu Lin(5)	62,259,532	12.0%
Xingjia Gao	-	-
Qingqing Wang	-	-
Directors and officers as a group (six persons)	471,594,122	90.9%
Other 5% or more stockholders	-	-

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	The number of shares of common stock reflect the 100-for-1 forward stock split effective on September 25, 2018, and the 1-for-10 reverse stock split effective on August 14, 2023.
(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(4)	Mr. Zengqiang Lin is the sole stockholder of Zengqiang Investment Limited. Mr. Zengqiang Lin is the sibling of Ms. Zhenzhu Lin. Ms. Zhenzhu Lin and Mr. Zengqiang Lin are not acting in concert to acquire interests in the securities of our Company and Mr. Zengqiang Lin expressly disclaims any interest in the securities of our Company held directly or indirectly by Ms. Zhenzhu Lin.
(5)	Ms. Zhenzhu Lin is the sole stockholder of Hong Jin Investment Limited. Ms. Zhenzhu Lin is the sibling of Mr. Zengqiang Lin. Ms. Zhenzhu Lin and Mr. Zengqiang Lin are not acting in concert to acquire interests in the securities of our Company and Ms. Zhenzhu Lin expressly disclaims any interest in the securities of our Company held directly or indirectly by Mr. Zengqiang Lin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The following sets out the transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our common stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.

Loan Agreements with Related Parties

As of December 31, 2023 we obtained several loans from Zengqiang Lin, the CEO of the Company, with an aggregate principal amount of approximately $6.7 million, The loan is unsecured, non-interest bearing and payable on demand.

Controlling Stockholder

Zengqiang Investment Limited is the investment vehicle of our controlling stockholder and director, Mr. Zengqiang Lin, and directly owns 67.1% of our shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2023 and 2022:

	2023	2022
Audit Fees	$80,000	$18,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$80,000	$18,500

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2023 and 2022, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC, Professional Corporation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.
(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2023.
3.5(6)	By-Laws.
3.6(7)	First Amendment to the By-Laws.
3.7(8)	Second Amendment to the By-Laws.
3.8(9)	Third Amended and Restated Bylaws of Hongchang International Co., Ltd effective as of November 23, 2023.
4.1(10)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(11)	Share Exchange Agreement dated August 21, 2023 by and between Heyu Biological Technology Corporation, Hong Chang Global Investment Holdings Limited, Zengqiang Investment Limited and Hong Jin Investment Limited.
10.2(12)	Share Purchase Agreement dated August 21, 2023 by and between Heyu Biological Technology Corporation and Mr. Ban Siong Ang.
10.3(13)	Form of Director Service Agreement between the Registrant and its Directors.
14.1*	Code of Ethics
19.1*	Insider trading policies and procedures
21.1*	List of subsidiaries of the registrant

Exhibit	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2023 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 21, 2023, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 24, 2023, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 10-K, as filed with the SEC on March 23, 2023, and incorporated herein by reference.
(11)	Filed as exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.
(12)	Filed as exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.
(13)	Filed as exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

Hongchang International Co., Ltd

By:	/s/ Zengqiang Lin
Name:	Zengqiang Lin
Title:	Chief Executive Officer, Director, and President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Zengqiang Lin	Chief Executive Officer and Director	April 1, 2024
Zengqiang Lin	(Principal Executive Officer)

/s/ Wendy Li	Chief Financial Officer	April 1, 2024
Wendy Li	(Principal Financial and Accounting Officer)

/s/ Ban Siong Ang	Director	April 1, 2024
Ban Siong Ang

/s/ Zhenzhu Lin	Director	April 1, 2024
Zhenzhu Lin

/s/ Xingjia Gao	Director	April 1, 2024
Xingjia Gao

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders
Hongchang International Co., Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hongchang International Co., Ltd and its subsidiaries (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows in each of the years for the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Construction-in-progress

As outlined in Note 7 of the financial statements, the Construction in Progress for Hongchang Food Industrial Park was valued at $41,423,399 as of December 31, 2023. Determining the value of Construction in progress requires management to make judgements over key estimates and assumptions. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The audit team undertook various procedures, including on-site verification of construction progress, assessment of calculation accuracy, and evaluation of the inputs used in the calculations.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No.1171

We have served as the Company’s auditor since 2018.

San Mateo, California

April 1, 2024

Hongchang International Co., Ltd

Consolidated Balance Sheets

	As of December 31,
	2023	2022
	US$	US$
ASSETS:
Current assets:
Cash	895,730	3,141
Accounts receivable, net	742,851	-
Amount due from a related party	141	-
Other receivable, net	1,106,574	-
Inventories, net	13,713	-
Advance to supplier-related party	59,324	60,885
Other current assets	1,142,409	18,989
Total current assets	3,960,742	83,015

Non-current assets:
Property and equipment, net	3,193	-
Construction-in-progress	41,423,399	26,837,950
Intangible assets, net	3,213	-
Land use right, net	4,118,101	4,316,604
Other non-current assets	706,920	-
Total non-current assets	46,254,826	31,154,554
Total assets	50,215,568	31,237,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	650,905	5,677
Accounts payable-construction in progress	18,493	25,249,414
Accrued expenses and other liabilities	385,805	3,553
Total current liabilities	1,055,203	25,258,644

Non-current liabilities
Deferred subsidies	1,989,463	-
Amounts due to a related party	6,682,959	6,397,578
Total non-current liabilities	8,672,422	6,397,578

Total liabilities	9,727,625	31,656,222

Stockholders’ (deficit) equity:
Common stocks (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 415,582,375 issued and outstanding as of December 31, 2023 and 2022, respectively)	518,831	415,582
Subscription receivable	-	(415,582)
Additional paid-in capital	39,905,228	-
Accumulated deficit	(812,539)	(433,745)
Accumulated other comprehensive income(loss)	876,423	15,092
Total stockholders’ (deficit) equity	40,487,943	(418,653)

Total liabilities and stockholders’ equity	50,215,568	31,237,569

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Operations and Comprehensive Income(Loss)

	For the years ended December 31,
	2023	2022
	US$	US$
Net revenue:	2,675,789
Cost of revenue	(2,606,431)	-
Gross profit	69,358	-
Sales and marketing expenses	(28)	-
General and administrative expenses	(538,902)	(239,992)
Total operating expenses	(538,930)	(239,992)
Operating loss	(469,572)	(239,992)
Interest income	1,386	18
Other income	23,531	-
Other expenses	(44)	(15)
Loss before income taxes	(444,699)	(239,989)
Income tax (expense) benefit	65,905	-
Net loss	(378,794)	(239,989)

Other comprehensive loss net of tax:
Foreign currency translation difference net of tax	861,331	15,092
Total comprehensive income(loss)	482,537	(224,897)

Loss per share:
Common stocks - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stocks - basic and diluted	450,231,897	61,674,985

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stocks		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholder’s (Deficit)
	Shares	Amount	receivable	Capital	Deficit	income	Equity
		US$	US$	US$	US$	US$	US$
Balance as of January 1, 2022	415,582,375	415,582	(415,582)	-	(193,756)	-	(193,756)
Net loss	-	-	-	-	(239,989)	-	(239,989)
Foreign currency translation adjustment	-	-	-	-	-	15,092	15,092
Balance as of December, 2022	415,582,375	415,582	(415,582)	-	(433,745)	15,092	(418,653)
Balance as of January 1, 2023	415,582,375	415,582	(415,582)	-	(433,745)	15,092	(418,653)
Net loss					(378,794)		(378,794)
Foreign currency translation adjustment	-	-	-	-	-	861,331	861,331
Contribution from stockholder	-	-	415,582	40,825,526	-	-	41,241,108
Deemed issuance of share upon the Merger transaction	103,248,992	103,249	-	(920,298)	-	-	(817,049)
Balance as of December 31, 2023	518,831,367	518,831	-	39,905,228	(812,539)	876,423	40,487,943

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(378,794)	(239,989)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,173	92,367
Accrued interest income derived from loan to third party	(23,249)	-
Income tax expenses (benefits)	(65,905)	-
Changes in operating assets and liabilities:
Accounts receivable	(743,377)	-
Inventories	(13,723)	-
Other receivable	(4,218)	-
Advance to supplier-related party	-	(62,427)
Other current assets	(1,058,798)	(18,502)
Accounts payable	645,831	4,393
Accrued expenses and other payables	313,708	(1,616)
Deferred subsidies	1,990,873	-
Net cash provided by (used in) operating activities	750,521	(225,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,596,144)	(1,555,438)
Purchases of software	(3,297)	-
Loans to related parties	(141)	-
Loan to third party	(1,079,891)	-
Net cash used in investing activities	(41,679,473)	(1,555,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	41,241,108	-
Repayments of a loan from a related party	(3,199,390)	-
Proceeds from a loan from a related party	2,900,289	1,781,932
Net cash provided by financing activities	40,942,007	1,781,932

Effect of exchange rate changes	879,534	(224)

Net increase in cash	892,589	496
Cash at beginning of year	3,141	2,645
Cash at end of year	895,730	3,141

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Notes to Condensed Consolidated Financial Statements

1. ORGANIZATION

(a) Nature of operations

Hongchang International Co., Ltd (the “Company”) was incorporated in the state of Nevada on May 18, 1987. The Company is a holding company. The immediate and ultimate holding company of the Company is Zengqiang Investment Limited, a business company incorporated in the BVI which owns 70.0% of its common stocks, and Hong Jin Investment Limited, a business company incorporated in the BVI which owns 30.0% of its common stocks.

On September 4, 2023, Heyu Biological Technology Corporation (“HYBT”), the Company’s predecessor, completed the merger and other related transactions (the “Merger Transactions”) with Hongchang Global Investment Holdings Limited (“Hongchang BVI”), as a result of which Hongchang BVI became a wholly-owned subsidiary of HYBT and HYBT assumed and began conducting the principal business of Hongchang BVI. The name of the Company was changed from “Heyu Biological Technology Corporation” to “Hongchang International Co., Ltd.” (HCIL).

The “Group” means (i) prior to the completion of the Reorganization, Hongchang BVI and its subsidiaries that engage in businesses of food trade and biotechnology in China (ii) upon and after completion of the Merger Transactions, the Company and its subsidiaries that engage in businesses of food trade and biotechnology in China.

(b) History and reorganization of the Group

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Operating Entity (“Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Fuqing Hongchang Food Co., Ltd (“Hongchang Food”) established two wholly-owned subsidiaries (“BVI-1” and “BVI-2”) in British Virgin Island, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2 which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly-owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly-owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (“PRC”). WFOE then purchased the total equity interest of Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin hold 70% and 30% equity interest of Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization are under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying consolidated financial statements were prepared as if the corporate structure of the Group had been in existence since the beginning of the periods presented.

(c) Reverse merger

On August 21, 2023, HYBT entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s stockholders, Zengqiang Investment Limited, a business company incorporated in the BVI, and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by HYBT (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly-owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly-owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of HYBT since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to HYBT in exchange for an aggregate of 415,582,375 new shares of HYBT’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited.

1. ORGANIZATION (cont.)

(c) Reverse merger (cont.)

Immediately following the closing of the Hongchang Acquisition, HYBT had a total of 518,831,367 issued and outstanding shares of common stock. The 415,582,375 Consideration Shares constitute 80.1% of its enlarged share capital following the closing of the Hongchang Acquisition. The exchange consideration for the Hongchang Acquisition was determined on an arms’ length basis based on our valuation of Hongchang BVI and its subsidiaries and its assets.

As HYBT, the legal acquirer and accounting acquiree, does not meet the definition of a business, management concluded that the Merger should be accounted for as a continuation of the financial statements of Hongchang BVI (the legal subsidiary), together with a deemed issue of shares and a re-capitalization of the equity of Hongchang BVI. Hongchang BVI is the continuing entity and is deemed to have issued shares in exchange for the identifiable net assets held by HYBT together with the listing status of HYBT. Management concluded that September 4, 2023 is the acquisition date of the Merger.

Upon the reverse merge, the Company has set up a few new subsidiaries：Fujian Hongchang Global Food Co., Ltd (“Hongchang Global Food”), Fujian Hongchang Global Import & Export Co., Ltd (“Hongchang Import & Export”), and Fujian Hongchang Global Supply Chain Co., Ltd (“Hongchang Supply Chain”), in order for the company to develop different businesses. As date of this report, these subsidiaries have not generated significant revenue.

Based on above transactions, the accompanying consolidated financial statements reflect the activities of each of the following entities:

Entity	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal activities
Subsidiaries:
Hong Chang Global Investment Holdings Limited (Hongchang BVI)	British Virgin Island	100%	Investment holding
Hong Chang Biotechnologies (HK) Limited (Hongchang HK)	Hong Kong	100%	Investment holding
Fujian Hongjin Biotechnology Co., Ltd.(WFOE)	PRC	100%	Provision of technical and consultation services
Fuqing Hongchang Food Co., Ltd(Hongchang Food)	PRC	100%	Provision of food trade and biotechnology
Fujian Hongchang Global Food Co., Ltd (“Hongchang Global Food”)	PRC	100%	Provision of food trade and biotechnology
Fujian Hongchang Global Import & Export Co., Ltd(“Hongchang Import&Export”)	PRC	100%	Provision of food trade and biotechnology
Fujian Hongchang Global Supply Chain Co., Ltd(“Hongchang Supply Chain”)	PRC	100%	Provision of food trade and biotechnology

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

Through the Reorganization, the Company became the holding company of the companies now comprising the Group. Accordingly, for the purpose of preparation of the consolidated financial statements of the Group, the Company is considered as the holding company of the companies now comprising the Group throughout the reporting period. Through the Reorganization, the Company became the holding company of the contributed businesses now comprising the Group, which were under the common control of the controlling stockholder before and after the Reorganization. Accordingly, the financial statements were prepared on a consolidated basis by applying the principles of the pooling of interest method as if the Reorganization had been completed at the date when contributed business first came under the control of the controlling party. The consolidated statements of loss and other comprehensive income, changes in equity and cash flows of the Group included the results and cash flows of all companies now comprising the Group from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling stockholder, whenever the period is shorter.

(b) Principles of consolidation

The accompanying consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets and current expected credit loss of receivables.

Management bases the estimates on historical experience and on various other assumptions as discussed elsewhere to the consolidated financial statements that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates based on information that is currently available. Changes in circumstances, facts and experience may cause the Group to revise its estimates. Changes in estimates are recorded in the period in which they become known. Actual results could materially differ from these estimates.

(d) Foreign Currency

For fiscal year 2023, the Group’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of stockholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(d) Foreign Currency (cont.)

	As of December 31,
	2023	2022
RMB: US$ exchange rate	7.0798	6.8983

	For the years ended December 31,
	2023	2022
RMB: US$ exchange rate	7.0748	6.7279

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(e) Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $72,000 (RMB 500,000). The Group has not experienced any losses in bank accounts.

(f) Accounts receivable and allowance for credit losses

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. The Group adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2023 using a modified retrospective approach. The Group also adopted this guidance to advance to suppliers, other receivables and long-term prepayments. To estimate expected credit losses, The Group has identified the relevant risk characteristics of its customers and the related receivables. The Group considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in The Group’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost of inventory are determined using the weighted average cost method. The Group records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method.

(h) Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Property and equipment are depreciated at rates sufficient to write off their costs less impairment and residual value, if any, over their estimated useful lives on a straight-line basis.

Category	Estimated useful life
Equipment	3 years

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(i) Construction-in-progress

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

(j) Intangible assets

Intangible assets are carried at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method over the estimated useful lives. The estimated useful lives of amortized intangible assets are reassessed if circumstances occur that indicate the original estimated useful lives have changed.

Category	Estimated useful life
Purchased software	10 years

(k) Land use right, net

The land use rights represent the operating lease prepayments for the rights to use the land in the PRC. Amortization of the prepayments is provided on a straight-line basis over the terms of the respective land use rights certificates.

(l) Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than The Group had originally estimated. When these events occur, The Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, The Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the years ended December 31, 2023 and 2022 was $nil and $nil, respectively.

(m) Fair value of financial instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, The Group considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

Financial assets and liabilities of The Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of December 31, 2023 and 2022, the carrying values of these financial assets and liabilities approximate their fair values due to the short-term nature.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(n) Revenue recognition

The Group adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer. To determine revenue recognition for contracts with customers, The Group performs the following five steps:

Step 1:	Identify the contract with the customer

Step 2:	Identify the performance obligations in the contract

Step 3:	Determine the transaction price

Step 4:	Allocate the transaction price to the performance obligations in the contract

Step 5:	Recognize revenue when The Group satisfies a performance obligation

The Group generates revenue from food trading business.

The Group enters into contract with their customers to provide food, mainly frozen pork. All of The Group’s contracts have single performance obligation as the promise is to transfer the goods to customers, and there are no other separately identifiable promises in the contracts. The Group recognizes revenue when it transfers its goods to customers in an amount that reflects the consideration to which The Group expects to be entitled in such exchange. The Group accounts for the revenue generated from sales of its products to its customers on a gross basis, because The Group is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods. The Group’s revenue is recognized at a point in time when the control has been transferred, usually when the customer accepts the goods.

(o) Cost of revenue

Costs of revenues consist primarily of purchase price of products, shipping and handling expense and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenues. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to $5,900 and $nil for the years ended December 31, 2023 and 2022, respectively.

(p)  Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to $nil and $nil for the years ended December 31, 2023 and 2022, respectively.

(q) General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental and other general corporate related expenses.

(r) Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were $1,989,463 and $nil as of December 31, 2023 and 2022, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(s) Value-added taxes

Sales revenue represents the invoiced value of goods, net of VAT. The applicable VAT rate was 13% or 9% (depending on the type of goods involved) for products sold in the PRC. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. All of the VAT returns filed by The Group’s subsidiaries in China, have been and remain subject to examination by the tax authorities

(t) Income taxes

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

The Group records liabilities related to uncertain tax positions when, despite The Group’s belief that The Group’s tax return positions are supportable, The Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of December 31, 2023 and 2022.

(u) Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

(v) Earnings per share

The Group calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks equivalents had been issued and if the additional common stocks were dilutive. On September 4, 2023, The Group completed its reorganization whereby Hongchang BVI’s stockholders received 415,582,375 shares in exchange for all the share capital of Hongchang BVI, which is reflected retroactively to December 31, 2021 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of The Group. The impact of the stock exchange is also shown on The Group’s Statements of Stockholders’ Equity.

Before the reorganization, Hongchang Food depended on loans from stockholders for the construction of the Hongchang Food Industrial Park and its daily operations. These were recorded as loans from related parties. In May 2023, Hongchang Food reached an agreement with a stockholder to convert an outstanding loan balance of US$41,241,108 into a capital contribution. The company then recalculated the weighted average number of common stocks outstanding during the period, based on the timing of the cash inflows from the stockholder loans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(w) Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of The Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the years ended December 31, 2023 and 2022, The Group’s comprehensive income(loss) includes net income(loss) and other comprehensive income(loss).

(x) Segment reporting

ASC 280, Segment Reporting, (“ASC 280”), establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Based on the criteria established by ASC 280, our chief operating decision maker (“CODM”) has been identified as our Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of The Group. As a whole and hence, we have only one reportable segment. We do not distinguish between markets or segments for the purpose of internal reporting. As our long-lived assets are substantially located in the PRC, no geographical segments are presented.

(y) Uncertainty and risks

Political, social and economic risks

The Group has substantial operations in China through its PRC subsidiaries. Accordingly, The Group’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Group’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC. Although The Group has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

The Group’s business, financial condition and results of operations may also be negatively impacted by risks related to regional wars, geopolitical tensions, natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could potentially and significantly disrupt The Group’s operations.

Liquidity

The Company had an accumulated deficit of $812,539 at December 31, 2023 and a net loss of $378,794 during the year ended December 3l, 2023. However, in May 2023, Hongchang BVI received a cash injection of US$41,241,108 from shareholders via its subsidiary, Hongchang Food. On April 1, 2023, Hongchang Food secured an interest-free loan agreement with Zengqiang Lin, enabling it to access up to RMB60.0 million (approximately US$8.5 million) from April 1, 2023, to March 31, 2026. Consequently, the combination of the Company's current cash reserves, the capital contributions received, and the loans from shareholders are anticipated to provide sufficient funds to carry out the Company’s planned operations through the next twelve months.

Concentration risks

Concentration of credit risk

Financial instruments that potentially expose The Group to concentrations of credit risk consist primarily of cash in bank and accounts receivable. The Group places its cash with financial institutions with high credit ratings and quality.

The Group conducts credit evaluations of customers, and generally does not require collateral or other security from its customers. The Group establishes an allowance for expected credit losses primarily based upon the factors surrounding the credit risk of specific customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(y) Uncertainty and risks (cont.)

Concentration of customers and suppliers

As of December 31, 2023, one major client accounted for 96.0% of The Group’s total accounts receivable. The client is a leading agricultural food processing company in China. The Group’s outstanding account receivable from this client as of December 31, 2023 has been collected in full on January 26, 2024. No credit loss expense incurred historically for this client.

For the year ended December 31, 2023, one major client accounted for 96% of The Group’s total revenues.

As of December 31, 2023, two vendors accounted for 81% and 15% of The Group’s total account payable. For the year ended December 31, 2023, three vendors accounted for 42%, 38% and 16% of The Group’s total purchases, respectively.

(z) Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. This ASU provides more useful information about expected credit losses to financial statement users and changes how entities will measure credit losses on financial instruments and timing of when such losses should be recognized. This ASU is effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). On November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Group adopted this guidance on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Group does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
Accounts receivable	742,851	-
	742,851	-

For the years ended December 31, 2023 and 2022, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
Loans to third parties	1,079,127	-
Others	27,447	-
	1,106,574	-

For the years ended December 31, 2023 and 2022, the Company had no allowance for expected credit losses for other receivable.

Outstanding balances of loan to third parties consist of the following:

As of December 31, 2023	Balance	Maturity Date	Effective Interest Rate	Collateral/Guarantee
	US$
Sichuan Xiongji Construction Engineering Co., Ltd (Sichuan Xiongji)*	1,079,127	February 28, 2024	3.00%	N/A
Total	1,079,127

*	Sichuan Xiongji is the general contractor of the Group’s industrial park currently under construction, and the Group provided loans to Sichuan Xiongji for construction capital turnover.

As of the reporting date, the outstanding balances of loans to third parties have been collected in full.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
VAT recoverable	1,039,421	18,989
Deferred tax assets	65,858	-
Prepaid Expenses	23,319	-
Advance to suppliers	13,811	-
	1,142,409	18,989

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
Office equipment	3,381	-
Accumulated depreciation	(188)	-
	3,193	-

Depreciation expense was US$188 and nil for the years ended December 31, 2023 and 2022.

7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
Construction in progress	41,423,399	26,837,950
	41,423,399	26,837,950

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. Hongchang Food Industrial Park is still under construction and expected to complete construction by 2024.

8. INTANGIBLE ASSTES

Intangible assets consist of the following:

	As of December 31,
	2023	2022
	US$	US$
Purchased software	3,295	-
Less: accumulated amortization	(82)	-
	3,213	-

Amortization expenses for the Purchased software were US$82 and nil for the years ended December 31, 2023 and 2022, respectively. No impairment charge was recorded for the years ended December 31, 2023 and 2022, respectively.

	For the years ended December 31,
	2024	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	330	330	330	330	330	1,563

9. LAND USE RIGHT, NET

Land use rights, net consist of the following:

	As of December 31,
	2023	2022
	US$	US$
Land use rights	4,388,808	4,504,282
Less: accumulated amortization	(270,707)	(187,678)
	4,118,101	4,316,604

Amortization expenses for the land use rights were US$87,903, and US$92,367 for the years ended December 31, 2023 and 2022, respectively. No impairment charge was recorded for the years ended December 31, 2023 and 2022, respectively. The term is 50 years of the land use right and will terminate in 2070.

	For the years ended December 31,
	2024	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	87,902	87,902	87,902	87,902	87,902	3,678,591

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
Other non-current asset –Advanced construction payment	706,920	-
	706,920	-

Other non-current asset were US$706,920, and nil for the years ended December 31, 2023 and 2022, respectively, which is advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

11. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2023	2022
	US$	US$
Payroll and welfare payables	92,262	2,464
Value-added tax and other taxes payable	239,543	-
Others	54,000	1,089
	385,805	3,553

12. INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

United States

The Company is subject to U.S. Federal tax laws. On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

British Virgin Islands

Hongchang BVI was incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their stockholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Hongchang HK was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. Since Hongchang HK had no taxable income during the reporting period, it has not paid Hong Kong profits taxes. Hongchang HK has not recognized an income tax benefit for its operating losses in Hong Kong because the Company does not expect to commence active operations in Hong Kong.

PRC

Fujian Hongjin Biotechnology Co., Ltd.(WFOE) and its subsidiaries are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Income taxes in the PRC are consist of:

	For The Year Ended December 31,
	2023	2022
Deferred income tax benefit	65,905	-
Total income tax benefit	$65,905	$-

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For The Year Ended December 31,
	2023	2022
PRC statutory income tax rates*	25.00%	25.00%
Non-deductible expenses	(0.34)%	-
Change in valuation allowance	(3.80)%	(25.00)%
Actual income tax rate	20.85%	-

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate

Deferred tax assets consist of the following:

	As of December 31,
	2023	2022
land use right amortization	$65,858	$-
Net operating losses carried forward in the PRC	101,852	92,182
Net operating losses carried forward in the U.S.	150,645	123,642
Totals	318,355	215,824
Less: Valuation allowance	(252,497)	(215,824)
Deferred tax assets, net	65,858	-

As of December 31, 2023 and 2022, the Company’s PRC entities had net operating loss carryforwards of approximately $0.42 million and $0.37 million, respectively which will start to expire from 2026. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of December 31, 2023 and 2022, full valuation allowance is provided against the deferred tax assets related to the Company’s net operating loss carryforwards based upon management’s assessment as to their realization.

13. COMMON STOCKS AND ADDITIONAL PAID-IN CAPITAL

In January 2023, 100 common stocks of Hongchang BVI were allotted and issued to the controlling stockholders, of par value US$1.

As per the Reorganization described in Note 1(b) History and reorganization of the Group, the consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented. As per the Reverse merger described in Note 1(c), in the “Consolidated Statements of Changes in Equity”, the 100 shares of the legal subsidiary (the accounting acquirer) was restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Operating Entity (“Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Fuqing Hongchang Food Co., Ltd (“Hongchang Food”) established two wholly-owned subsidiaries (“BVI-1” and “BVI-2”) in British Virgin Island, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2 which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly-owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly-owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (“PRC”). WFOE then purchased the total equity interest of Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin hold 70% and 30% equity interest of Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization are under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented.

On August 21, 2023, HYBT entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s stockholders, Zengqiang Investment Limited, a business company incorporated in the BVI, and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by HYBT (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly-owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly-owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of HYBT since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to HYBT in exchange for an aggregate of 415,582,375 new shares of HYBT’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited. Therefore, in the “Consolidated Statements of Changes in Equity”, the 100 shares of the legal subsidiary (the accounting acquirer) was restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition

In May 2023, Hongchang BVI received US$41,241,108 cash contribution from stockholders through its subsidiary Hongchang Food.

On September 1, 2023, upon closing the Merger, 100 shares of Hongchang BVI par value US$1.00, constituting all of the issued and outstanding share capital of Hongchang BVI, were exchanged for the right to receive 415,582,375 common stocks of the Company, par value US$0.001.

14. RELATED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”)	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd.(“Changhong”)	An entity controlled by the principal stockholder of the Company

14. RELATED PARTY TRANSACTIONS (cont.)

(b)	Other than disclosed elsewhere, The Group had the following significant related party transactions for the years ended December 31, 2023 and 2022:

	For years ended December 31,
	2023	2022
	US$	US$
Loan from a related party:
-Zengqiang Lin	2,900,289	1,781,932

Repayment of loan from a related party:
-Zengqiang Lin	(3,199,390)	-

Capital contribution to Hongchang Food:
-Zengqiang Lin	41,241,108	-

(c)	The Group had the following related party balances as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	US$	US$
Advance to supplier-related party
-Xinhongbo	59,324	60,885
Amount due from a related party
-Changhong	141	-

Amount due to a related party:
-Zengqiang Lin	6,682,959	6,397,578

All balances with the related parties as of December 31, 2023 and 2022 were unsecured, interest-free and had no fixed terms of repayments. The amount of Advance to supplier-related party and due from a related party have been collected in full as of the reporting date. On April 1, 2023, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to RMB60.0 million (US$8.5million) for the period from April 1, 2023 to March 31, 2026.

15. COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, The Group has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $18,492,173 and $46,517,560 as of December 31, 2023 and December 31, 2022, respectively. The Group expected to pay off all the balances within 1-3 years.

16. SUBSEQUENT EVENTS

The Group has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on the Company’s evaluation, no other event has occurred requiring adjustment or disclosure in the notes to the consolidated financial statements, except the following:

On January 19, 2024, The Group entered a 10-year mortgage guarantee loan contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. The total loan amount is RMB16 million, with an interest rate of 5.25%.

On January 24, 2024, The Group entered a 10-year mortgage guarantee loan contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. The total loan amount is RMB18 million, with an interest rate of 5.25%

On February 1, 2024, The Group entered a 10-year mortgage guarantee loan contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. The total loan amount is RMB7 million, with an interest rate of 5.25%.

All loan purposes mentioned above are for the construction of Hongchang Food Industrial Park, and all guarantees are based on construction in progress as collateral.