Form 10-Q
period 2024-03-31
Hongchang International Co., Ltd
filed 2024-05-15
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, 518,831,367 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Condensed Consolidated Balance Sheets

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
	US$	US$
ASSETS:
Current assets:
Cash	895,074	895,730
Accounts receivable, net	4,375	742,851
Amount due from a related party	-	141
Other receivable, net	1,757	1,106,574
Inventories, net	164	13,713
Advance to supplier-related party	-	59,324
Other current assets	1,132,815	1,142,409
Total current assets	2,034,185	3,960,742

Non-current assets:
Property and equipment, net	2,854	3,193
Construction-in-progress	41,508,424	41,423,399
Intangible assets, net	3,069	3,213
Land use right, net	4,015,455	4,118,101
Advance payment for construction	5,886,383	706,920
Total non-current assets	51,416,185	46,254,826
Total assets	53,450,370	50,215,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	560	650,905
Accounts payable-construction in progress	29,616	18,493
Accrued expenses and other liabilities	317,140	385,805
Total current liabilities	347,316	1,055,203

Non-current liabilities
Deferred subsidies	1,950,269	1,989,463
Long term loans	5,953,963	-
Amounts due to a related party	5,622,858	6,682,959
Total non-current liabilities	13,527,090	8,672,422

Total liabilities	13,874,406	9,727,625

Commitments and contingencies	-	-

Stockholders’ equity:
Common stocks (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of December 31, 2023 and March 31, 2024, respectively)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Accumulated deficit	(909,108)	(812,539)
Accumulated other comprehensive income (loss)	61,013	876,423
Total stockholders’ equity	39,575,964	40,487,943

Total liabilities and stockholders’ equity	53,450,370	50,215,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2024	2023
	US$	US$
Net revenue:	18,204	27,131
Cost of revenue	18,477	38,788
Gross loss	(273)	(11,657)
Sales and marketing expenses	(36)	-
General and administrative expenses	(102,000)	(98,086)
Total operating expenses	(102,036)	(98,086)
Operating loss	(102,309)	(109,743)
Interest income	460	204
Other income	1	-
Other expenses	(147)	(22)
Loss before income taxes	(101,995)	(109,561)
Income tax benefit	5,426	-
Net loss	(96,569)	(109,561)

Other comprehensive loss net of tax:
Foreign currency translation difference net of tax	(815,410)	2,139,618
Total comprehensive income (loss)	(911,979)	2,030,057

Loss per share:
Common stocks - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stocks - basic and diluted	518,831,367	265,079,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stocks		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholder’s
	Shares	Amount	receivable	Capital	Deficit	income	Equity
		US$	US$	US$	US$	US$	US$
Balance as of January 1, 2024	518,831,367	518,831	-	39,905,228	(812,539)	876,423	40,487,943
Net loss	-	-	-	-	(96,569)	-	(96,569)
Foreign currency translation adjustment	-	-		-	-	(815,410)	(815,410)
Contribution from shareholder
Deemed issuance of share upon the Merger transaction	-	-	-	-	-	-	-
Balance as of March 31, 2024(unaudited)	518,831,367	518,831	-	39,905,228	(909,108)	61,013	39,575,964

Balance as of January 1, 2023	415,582,375	415,582	(415,582)	-	(433,745)	15,092	(418,653)
Net loss					(109,561)		(109,561)
Foreign currency translation adjustment	-	-	-	-	-	2,139,618	2,139,618
Contribution from stockholder	-	-	415,582	40,687,133	-	-	41,102,715
Deemed issuance of share upon the Merger transaction	-	-	-	-	-	-	-
Balance as of March 31, 2023(unaudited)	415,582,375	415,582	-	40,687,133	(543,306)	2,154,710	42,714,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2024	2023
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(96,569)	(109,561)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,063	22,703
Deferred tax benefit	(5,426)	-
Changes in operating assets and liabilities:
Accounts receivable	730,098	(30,658)
Inventories	13,394	-
Other receivable	2,395	-
Advance to supplier-related party	58,657	-
Other current assets	(7,599)	(864,866)
Accounts payable	(643,033)	24,009
Accrued expenses and other payables	(64,262)	10,919
Net cash provided by (used in) operating activities	9,718	(947,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,135,585)	(42,092,917)
Repayments from a related party	140	-
Repayments from a third party	1,089,984	-
Net cash used in investing activities	(5,045,461)	(42,092,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	41,102,715
Proceeds from long term loans	6,005,435	-
Repayments of a loan from a related party	(1,118,701)	(1,539,529)
Proceeds from a loan from a related party	166,144	1,179,963
Net cash provided by financing activities	5,052,878	40,743,149

Effect of exchange rate changes	(17,791)	2,299,299

Net increase (decrease) in cash	(656)	2,077
Cash at beginning of year	895,730	3,141
Cash at end of year	895,074	5,218
Supplemental disclosure of cash flow information
Interest paid	48,087	-
Interest capitalized	56,943	-
Supplemental disclosure of non-cash transactions
Increased accounts payable-construction in progress for construction-in-progress	11,588	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Notes to Unaudited Condensed Consolidated Financial Statements

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

(b) History and reorganization of the Group

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Operating Entity (“Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Fuqing Hongchang Food Co., Ltd (“Hongchang Food”) established two wholly-owned subsidiaries (“BVI-1” and “BVI-2”) in British Virgin Island, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2 which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly-owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly-owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (“PRC”). WFOE then purchased the total equity interest of Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin hold 70% and 30% equity interest of Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization are under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying unaudited condensed consolidated financial statements were prepared as if the corporate structure of the Group had been in existence since the beginning of the periods presented.

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

Upon the completion of the reverse merger, the Company has set up a few new subsidiaries: Fujian Hongchang Global Food Co., Ltd (“Hongchang Global Food”), Fuqing Hongchang Global Import & Export Co., Ltd (“Hongchang Import & Export”), Fuqing Hongchang Global Supply Chain Co., Ltd (“Hongchang Supply Chain”), and Hongchang Global (Fuqing City) Agricultural Technology Development Co., Ltd (“Hongchang Agricultural”) in order for the company to develop different businesses. As of the date of this report, these subsidiaries have not generated significant revenue.

Based on above transactions, the accompanying unaudited condensed consolidated financial statements reflect the activities of each of the following entities:

Entity	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal activities
Subsidiaries:
Hong Chang Global Investment Holdings Limited (Hongchang BVI)	British Virgin Island	100%	Investment holding
Hong Chang Biotechnologies (HK) Limited (Hongchang HK)	Hong Kong	100%	Investment holding
Fujian Hongjin Biotechnology Co., Ltd.(WFOE)	PRC	100%	Provision of technical and consultation services
Fuqing Hongchang Food Co., Ltd(Hongchang Food)	PRC	100%	Provision of food trade and biotechnology
Fujian Hongchang Global Food Co., Ltd (“Hongchang Global Food”)	PRC	100%	Provision of food trade and biotechnology
Fuqing Hongchang Global Import & Export Co., Ltd(“Hongchang Import&Export”)	PRC	100%	Provision of food trade and biotechnology
Fuqing Hongchang Global Supply Chain Co., Ltd(“Hongchang Supply Chain”)	PRC	100%	Provision of food trade and biotechnology
Hongchang Global (Fuqing City) Agricultural Technology Development Co., Ltd (“Hongchang Agricultural”)	PRC	100%	Provision of food trade and biotechnology

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Group and its subsidiaries and have been prepared in accordance with U.S. GAAP and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Group’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

Through the Reorganization, the Company became the holding company of the companies now comprising the Group. Accordingly, for the purpose of preparation of the unaudited condensed consolidated financial statements of the Group, the Company is considered as the holding company of the companies now comprising the Group throughout the reporting period. Through the Reorganization, the Company became the holding company of the contributed businesses now comprising the Group, which were under the common control of the controlling stockholder before and after the Reorganization. Accordingly, the financial statements were prepared on a consolidated basis by applying the principles of the pooling of interest method as if the Reorganization had been completed at the date when contributed business first came under the control of the controlling party. The unaudited condensed consolidated statements of operations and comprehensive income(loss), changes in equity and cash flows of the Group included the results and cash flows of all companies now comprising the Group from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling stockholder, whenever the period is shorter.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the unaudited condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s unaudited condensed consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets and current expected credit loss of receivables.

Management bases the estimates on historical experience and on various other assumptions as discussed elsewhere to the unaudited condensed consolidated financial statements that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates based on information that is currently available. Changes in circumstances, facts and experience may cause the Group to revise its estimates. Changes in estimates are recorded in the period in which they become known. Actual results could materially differ from these estimates.

Foreign Currency

The Group’s principal country of operations is the PRC. The accompanying unaudited condensed consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The unaudited condensed consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of stockholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss.

	As of
	March 31, 2024	December 31, 2023
RMB: US$ exchange rate	7.2221	7.0798

	For the three months ended March 31,
	2024	2023
RMB: US$ exchange rate	7.1602	6.8430

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

 Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the three months ended March 31, 2024 and 2023, the total interest capitalized in the construction-in-progress was $56,943 and $nil, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, The Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three months ended March 31, 2024 and 2023 was $nil and $nil, respectively.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of March 31, 2024 and December 31, 2023, the carrying values of these financial assets and liabilities approximate their fair values due to the short-term nature.

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

Cost of revenue

Costs of revenues consist primarily of purchase price of products, shipping and handling expense from supplier to the Group and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenues. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to $68 and $nil for the three months ended March 31, 2024 and 2023, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to $nil and $nil for the three months ended March 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were $1,950,269 and $1,989,463 as of March 31, 2024 and December 31, 2023, respectively.

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

Current income taxes are recorded in accordance with the regulations of the relevant tax jurisdiction. The Group accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Tax, (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between carrying amounts of existing assets and liabilities in the financial statements and their respective tax basis, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the unaudited condensed consolidated statements of operations and comprehensive income(loss) in the period of change. Valuation allowances are established when necessary to reduce the amount of deferred tax assets if it is considered more likely than not that amount of the deferred tax assets will not be realized.

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of March 31, 2024 and December 31, 2023.

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

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2024 and 2023, the Group’s comprehensive income(loss) includes net income(loss) and other comprehensive income(loss).

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

Liquidity

The Company had an accumulated deficit of $909,108 at March 31, 2024 and a net loss of $96,569 during the three months ended March 3l, 2024. However, in May 2023, Hongchang BVI received a cash injection of US$41,241,108 from shareholders via its subsidiary, Hongchang Food. On April 1, 2023, Hongchang Food secured an interest-free loan agreement with Zengqiang Lin, enabling it to access up to RMB60.0 million (approximately US$8.5 million) from April 1, 2023, to March 31, 2026. Consequently, the combination of the Company's current cash reserves, the capital contributions received, and the loans from shareholders are anticipated to provide sufficient funds to carry out the Company’s planned operations through the next twelve months.

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

Concentration of customers and suppliers

For the three months ended March 31, 2024, one major client accounted for 76% of the Group’s total revenues, and one major supplier accounted for 89% of the Group’s total cost of revenues.

For the three months ended March 31, 2023, one client accounted for 100% of The Group’s total revenues, and one supplier accounted for 100% of the Group’s total cost of revenues.

As of March 31, 2024, two major clients accounted for 83% and 10% of The Group’s total accounts receivable, one vendor accounted for 86% of the Group’s total account payable.

As of December 31, 2023, one major client accounted for 96.0% of the Group’s total accounts receivable, two vendors accounted for 81% and 15% of the Group’s total account payable.

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Group is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption. The Group does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Accounts receivable	4,375	742,851
	4,375	742,851

For the three months ended March 31, 2024, and 2023, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Loans to third parties	-	1,079,127
Others	1,757	27,447
	1,757	1,106,574

For the three months ended March 31, 2024, and 2023, the Company had no allowance for expected credit losses for other receivable.

Outstanding balances of loan to third parties consist of the following:

As of December 31, 2023	Balance	Maturity Date	Effective Interest Rate	Collateral/Guarantee
	US$
Sichuan Xiongji Construction Engineering Co., Ltd (Sichuan Xiongji)*	1,079,127	February 28, 2024	3.00%	N/A
Total	1,079,127

*	Sichuan Xiongji is the general contractor of the Group’s industrial park currently under construction, and the Group provided loans to Sichuan Xiongji for construction capital turnover.

As of March 31, 2024, the outstanding balances of loans to third parties have been collected in full.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
VAT recoverable	1,015,735	1,039,421
Deferred tax assets	69,940	65,858
Prepaid Expenses	3,266	23,319
Advance to suppliers	43,874	13,811
	1,132,815	1,142,409

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Office equipment	3,314	3,381
Accumulated depreciation	(460)	(188)
	2,854	3,193

Depreciation expense was US$279 and US$0 for the three months ended March 31, 2024, and 2023, respectively.

7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Construction in progress	41,508,424	41,423,399
	41,508,424	41,423,399

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. Hongchang Food Industrial Park is still under construction and expected to complete construction by 2024.

8. INTANGIBLE ASSTES

Intangible assets consist of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Purchased software	3,230	3,295
Less: accumulated amortization	(161)	(82)
	3,069	3,213

Amortization expenses for the Purchased software were US$81 and US$0 for the three months ended March 31, 2024, and 2023. No impairment charge was recorded for the three months ended March 31, 2024, and 2023, respectively.

	For the years ended December 31,
	2024*	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	243	323	323	323	323	1,534

*	For the nine months ended December 31,2024

9. LAND USE RIGHT, NET

Land use rights, net consist of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Land use rights	4,302,346	4,388,808
Less: accumulated amortization	(286,891)	(270,707)
	4,015,455	4,118,101

Amortization expenses for the land use rights were US$21,703, and US$22,703 for the three months ended March 31, 2024, and 2023, respectively. No impairment charge was recorded for the three months ended March 31, 2024, and 2023, respectively. The term is 50 years of the land use right and will terminate in 2070.

	For the years ended December 31,
	2024*	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	64,534	86,047	86,047	86,047	86,047	3,606,733

*	For the nine months ended December 31,2024

10. ADVANCE PAYMENT FOR CONSTRUCTION

Other non-current assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Advance payment for construction	5,886,383	706,920
	5,886,383	706,920

Advance payment for construction were US$5,886,383, and US$706,920 as of March 31, 2024, and December 31, 2023, respectively, which is advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

11. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Payroll and welfare payables	84,254	92,262
Value-added tax and other taxes payable	169,618	239,543
Others	63,268	54,000
	317,140	385,805

12. LONG TERM LOANS

Long-term loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Group is in compliance with all long-term bank loan covenants. As of December 31, 2023, the Group had no loans, from 2024, the Group entered four loan agreements and the outstanding balances of loans consist of the following:

				Effective
			Maturity	Interest
As of March 31, 2024		Balance	Date	Rate	Collateral/Guarantee
		US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	2,215,428	16-Jan-34	5.25%	Construction in progress of the Hongchang Food Industrial Park
	2	2,492,357
	3	969,250
	4	276,929
Total		5,953,963

The future maturities of long-term loans are as follows:

Due in twelve-month periods ending March 31,	Principal
2024	$-
2025	69,232
2026	130,156
2027	130,156
2028	249,236
Thereafter	5,375,183
$5,953,963

The purposes of these long term loans are for the construction of Hongchang Food Industrial Park, the interest of these loans was capitalized in construction-in-progress, Interest capitalized in construction-in-progress was $56,943 and $nil for the three months ended March 31,2024 and 2023, respectively.

13. COMMON STOCKS AND ADDITIONAL PAID-IN CAPITAL

In January 2023, 100 common stocks of Hongchang BVI were allotted and issued to the controlling stockholders, of par value US$1.

As per the Reorganization described in Note 1(b) History and reorganization of the Group, the unaudited condensed consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented. As per the Reverse merger described in Note 1(c), in the “Unaudited Condensed Consolidated Statements of Stockholder’s Equity”, the 100 shares of the legal subsidiary (the accounting acquirer) was restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Operating Entity (“Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Fuqing Hongchang Food Co., Ltd (“Hongchang Food”) established two wholly-owned subsidiaries (“BVI-1” and “BVI-2”) in British Virgin Island, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2 which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly-owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly-owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (“PRC”). WFOE then purchased the total equity interest of Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin hold 70% and 30% equity interest of Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization are under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the unaudited condensed consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented.

On August 21, 2023, HYBT entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s stockholders, Zengqiang Investment Limited, a business company incorporated in the BVI, and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by HYBT (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly-owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly-owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of HYBT since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to HYBT in exchange for an aggregate of 415,582,375 new shares of HYBT’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited. Therefore, in the “Unaudited Condensed Consolidated Statements of Stockholders’ Equity”, the 100 shares of the legal subsidiary (the accounting acquirer) was restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition

In May 2023, Hongchang BVI received US$41,241,108 cash contribution from stockholders through its subsidiary Hongchang Food.

On September 1, 2023, upon closing the Merger, 100 shares of Hongchang BVI par value US$1.00, constituting all of the issued and outstanding share capital of Hongchang BVI, were exchanged for the right to receive 415,582,375 common stocks of the Company, par value US$0.001.

14. RELATED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”)	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd.(“Changhong”)	An entity controlled by the principal stockholder of the Company

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the three months ended March 31, 2024 and 2023:

	For three months ended March 31,
	2024	2023
	US$	US$
Proceeds from a loan from a related party:
-Zengqiang Lin	166,144	1,179,963

Repayment of a loan from a related party:
-Zengqiang Lin	(1,118,701)	(1,539,529)

Refunds from a related party
-Xinhongbo	58,657	-
-Changhong	140	-

Capital contribution to Hongchang Food:
-Zengqiang Lin	-	41,102,715

(c)	The Group had the following related party balances as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
	US$	US$
Advance to supplier-related party
-Xinhongbo	-	59,324
Amount due from a related party
-Changhong	-	141

Amount due to a related party:
-Zengqiang Lin	5,622,858	6,682,959

All balances with the related parties as of March 31, 2024 and December 31, 2023 were unsecured, interest-free and had no fixed terms of repayments. On April 1, 2023, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to RMB60.0 million (US$8.5million) for the period from April 1, 2023 to March 31, 2026.

15. COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Group has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $17,235,692 and $23,698,063 as of March 31, 2024 and December 31, 2023, respectively. The Group expected to pay off all the balances within 1-3 years.

16. SUBSEQUENT EVENTS

The Group has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on the Company’s evaluation, no other event has occurred requiring adjustment or disclosure in the notes to the unaudited condensed consolidated financial statements, except the following:

Effective May 8, 2024, Ms. Wendy Li resigned as the Chief Financial Officer of Hongchang International Co., Ltd (the “Company”), due to personal reasons. Ms. Li’s resignation was not related to disagreements on any matter relating to the Company’s operations, policies or practices.

Effective May 8, 2024, Mr. Zengqiang Lin was appointed as the Chief Financial Officer of the Company, in addition to his appointments as the Chief Executive Officer and Director of the Company. Mr. Lin has been our director since February 17, 2023, and was appointed as our Chief Executive Officer and President on August 21, 2023.

Effective May 8, 2024, Mr. Xingjia Gao resigned as a Director from the Board of the Company, due to personal reasons. Mr. Gao’s resignation was not related to disagreements on any matter relating to the Company’s operations, policies or practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Report.

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

Results of Operations

The following chart provides a summary of our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net revenue	$18,204	$27,131
Cost of revenue	18,477	38,788
Gross profit loss	(273)	(11,657)
Total operating expenses	(102,036)	(98,086)
Loss from operations	(102,309)	(109,743)
Total other income (expense)	314	182
Loss before income taxes	(101,995)	(109,561)
Income tax benefit	5,426	-
Net loss	$(96,569)	$(109,561)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of our revenue will be primarily driven by increasing our product variety, expanding the distribution network, both in China and overseas and the initiation of other projects or business lines in the future. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of US$18,204 for the three months ended March 31, 2024, compared to US$27,131 for the same period of 2023, the slight decrease was mainly because we have adjusted our strategy with market demand while controlling costs to ensure stable income in the future. We began market trial operations in the first quarter of 2023, and until the first quarter of 2024, we have made strategic adjustments based on market conditions and experience to ensure that revenue and costs are within the logical range of market operations.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues were US$18,477 for the for the three months ended March 31, 2024, compared to US$38,788 for the same period of 2023, due to we effectively control costs. We have been operating since the beginning of 2023, continuously accumulating industry experience and adjusting our strategic plans according to market changes over the course of past year.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. As our business activities started in 2023 and till now, we are still at an early stage, we had a gross loss of US$273 and US$11,657 for the three months ended March 31, 2024 and 2023 respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses, which primarily include payroll, employee benefit expenses and bonus expenses, shipping expenses, promotion and advertising expenses, and other facility related costs, such as utilities, and depreciation.

General and administrative expenses

We incurred general and administrative expenses of US$102,000 for the three months ended March 31, 2024, as compared to US$98,086 in the same period of 2023, respectively. The increase in general and administrative expenses was mainly due to the increase in professional fees paid to third party and overall office expenses.

Income tax benefit

We incurred income tax benefit of US$5,426 and nil for the three months ended March 31, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of US$96,569 and US$109,561 for the three months ended March 31, 2024 and 2023 respectively.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of March 31, 2024 and December 31, 2023, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Item 1, above.

	As of March 31, 2024	As of December 31, 2023
Cash	$895,074	$895,730
Accounts receivables, net	$4,375	$742,851
Other receivables, net	$1,757	$1,106,574
Other current assets	$1,132,815	$1,142,409
Total current assets	$2,034,185	$3,960,742
Construction-in-progress	$41,508,424	$41,423,399
Land use right, net	$4,015,455	$4,118,101
Total assets	$53,450,370	$50,215,568
Accounts payable-construction in progress	$29,616	$18,493
Total current liabilities	$347,316	$1,055,203
Long term loans	$5,953,963	$-
Amounts due to a related party	$5,622,858	$6,682,959
Total non-current liabilities	$13,527,090	$8,672,422
Total liabilities	$13,874,406	$9,727,625
Total stockholders’ (deficit) equity	$39,575,964	$40,487,943

As of March 31, 2024, we had US$895,074 in cash, as compared to US$895,730 as of December 31, 2023. As we started our business operation in 2023 and still at an early stage, we have been relying on directors’ loan, capital contribution and bank loans to finance our daily operation and construction in progress.

As of March 31, 2024, our construction in progress balance amounted to approximately US$41,508,424, as compared to US$41,423,399 as of December 31, 2023. This reflects the construction progress of our Hongchang Food Industrial Park.

Capital Expenditure Commitment as of March 31, 2024

As of March 31, 2024, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were US$17,235,692 and US$23,698,063 as of March 31, 2024, and December 31, 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024, and December 31, 2023.

The following table sets forth a summary of our cash flows for the periods presented:

	For three months ended March 31,
	2024	2023
	US$	US$
Net cash provided by (used in) operating activities	$9,718	$(947,454)
Net cash used in investing activities	$(5,045,461)	$(42,092,917)
Net cash provided by financing activities	$5,052,878	$40,743,149
Effect of foreign exchange on cash, cash	$(17,791)	$2,299,299
Net increase (decrease) in cash	$(656)	$2,077
Cash at the beginning of the year	$895,730	$3,141
Cash at the end of the year	$895,074	$5,218

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2024 was US$9,718, which primarily reflected our net loss of US$96,569 as mainly adjusted for (i) accounts receivable of US$730,098; and (ii) accounts payable of US$643,033.

Net cash used in operating activities for the three months ended March 31, 2023 was US$947,454, which primarily reflected our net loss of US$109,561 as mainly adjusted for (i) accounts receivable for US$30,658, and (ii) other current asset for US$864,866.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was US$5,045,461 and US$42,092,917, mainly attributable to purchase of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 was US$5,052,878, primarily due to (i) proceeds from long term loans of US$6,005,435 and (ii) proceeds from a loan from a related party of US$166,144 and repayments of a loan from a related party US$1,118,701.

Net cash provided by financing activities for the three months ended March 31, 2023 was US$40,743,149, primarily due to (i) capital contributions made by stockholders of US$41,102,715 and (ii) proceeds from a loan from a related party of US$1,179,963 and repayments of a loan from a related party US$1,539,529.

Critical Accounting Policies Involving Critical Accounting Estimates

The discussion and analysis of our Group’s financial condition and results of operations are based upon our Group’s unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of U.S. GAAP requires our Group to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, our Group evaluate its estimates, including those discussed below. our Group bases its estimates on historical experience, current trends and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

A detailed summary of significant accounting policies is summarized below:

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the unaudited condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in our Group’s unaudited condensed consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets and current expected credit loss of receivables. Actual results could differ from those estimates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Hongchang International Co., Ltd

Dated: May 15, 2024	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)