Form 10-Q
period 2024-06-30
Hongchang International Co., Ltd
filed 2024-08-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, 518,831,367 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Condensed Consolidated Balance Sheets

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
	US$	US$
ASSETS:
Current assets:
Cash	317,374	895,730
Accounts receivable, net	1,033,707	742,851
Amount due from a related party	-	141
Other receivable, net	6,977	1,106,574
Inventories, net	1,780,691	13,713
Advance to supplier	942,056	13,811
Advance to supplier-related party	-	59,324
Other current assets	969,209	1,128,598
Total current assets	5,050,014	3,960,742

Non-current assets:
Property and equipment, net	15,752	3,193
Construction-in-progress	42,277,536	41,423,399
Intangible assets, net	2,969	3,213
Land use right, net	3,969,005	4,118,101
Other non-current assets	4,903,175	706,920
Total non-current assets	51,168,437	46,254,826
Total assets	56,218,451	50,215,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	151,470	650,905
Accounts payable-related party	418,658	-
Accounts payable-construction in progress	15,672	18,493
Advances from customers	161,225	-
Accrued expenses and other liabilities	119,429	385,805
Total current liabilities	866,454	1,055,203

Non-current liabilities
Deferred subsidies	1,938,094	1,989,463
Long term loans	5,916,793	-
Amounts due to related parties	8,196,503	6,682,959
Total non-current liabilities	16,051,390	8,672,422

Total liabilities	16,917,844	9,727,625

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of December 31, 2023 and June 30, 2024, respectively)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Accumulated deficit	(973,915)	(812,539)
Accumulated other comprehensive (loss) income	(192,263)	876,423
Total Hongchang International Co., Ltd’s stockholders’ equity	39,257,881	40,487,943
Non-controlling interests	42,726	-
Total equity	39,300,607	40,487,943

Total liabilities and equity	56,218,451	50,215,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
Net revenue:	1,981,898	-	2,000,102	26,807
Cost of revenue	1,883,183	3,011	1,901,660	41,475
Gross loss	98,715	(3,011)	98,442	(14,668)
Sales and marketing expenses	(155)	-	(191)	-
General and administrative expenses	(122,574)	(146,300)	(224,574)	(244,386)
Total operating expenses	(122,729)	(146,300)	(224,765)	(244,386)
Operating loss	(24,014)	(149,311)	(126,323)	(259,054)
Interest income	445	267	905	471
Other income	1,155	10,679	1,156	10,679
Other expenses	1	(16)	(146)	(38)
Loss before income taxes	(22,413)	(138,381)	(124,408)	(247,942)
Income tax benefit	733	-	6,159	-
Net loss	(21,680)	(138,381)	(118,249)	(247,942)
Less: net income attributable to non-controlling interests	43,124	-	43,124	-
Net loss attributable to Hongchang International Co., Ltd’s common stockholders	(64,804)	(138,381)	(161,373)	(247,942)

Comprehensive loss net of tax:
Net loss	(21,680)	(138,381)	(118,249)	(247,942)
Foreign currency translation difference net of tax	(253,677)	(2,032,617)	(1,069,087)	107,001
Total comprehensive loss	(275,357)	(2,170,998)	(1,187,336)	(140,941)
Less: comprehensive income attributable to non-controlling interest	42,726	-	42,726	-
Comprehensive loss attributable to Hongchang International Co., Ltd’s common stockholders	(318,083)	(2,170,998)	(1,230,062)	(140,941)

Loss per share:
Common stock - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stock - basic and diluted	518,831,367	428,355,467	518,831,367	428,355,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd’s stockholders’	Non-controlling	Total Stockholder’s
	Shares	Amount	receivable	Capital	Deficit	income (loss)	equity	interests	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2024	518,831,367	518,831	-	39,905,228	(812,542)	876,426	40,487,943	-	40,487,943
Net loss	-	-	-	-	(161,373)	-	(161,373)	43,124	(118,249)
Foreign currency translation adjustment	-	-	-	-	-	(1,068,689)	(1,068,689)	(398)	(1,069,087)
Contribution from shareholder	-	-	-	-	-	-	-	-	-
Deemed issuance of share upon the Merger transaction			-	-	-	-	-	-	-
Balance as of June 30, 2024(unaudited)	518,831,367	518,831	-	39,905,228	(973,915)	(192,263)	39,257,881	42,726	39,300,607

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd’s stockholders’	Non-controlling	Total Stockholder’s
	Shares	Amount	receivable	Capital	Deficit	income	equity	interests	Equity
Balance as of January 1, 2023	415,582,375	415,582	(415,582)	-	(433,745)	15,092	(418,653)	-	(418,653)
Net loss		-	-	-	(247,942)	-	(247,942)	-	(247,942)
Foreign currency translation adjustment		-	-	-	-	29,153	29,153	-	29,153
Contribution from shareholder		-	415,582	40,825,526	-	-	41,241,108	-	41,241,108
Deemed issuance of share upon the Merger transaction		-	-	-	-	-	-	-	-
Balance as of June 30, 2023(unaudited)	415,582,375	415,582	-	40,825,526	(681,687)	44,245	40,603,666	-	40,603,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2024	2023
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(118,249)	(247,942)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,879	37,369
Accrued interest income derived from loan to third party	-	(10,390)
Deferred tax benefit	(10,791)	-
Changes in operating assets and liabilities:
Accounts receivable	(312,923)	(12,309)
Inventories	(1,783,784)	(26,749)
Advance to supplier	(937,246)	-
Advance to supplier-related party	58,330	-
Other receivable	(2,898)	-
Other current assets	142,251	(867,382)
Accounts payable	(487,123)	16,011
Accounts payable-related party	422,555
Accrued expenses and other payables	(261,937)	1,151
Advance from customers	162,726
Deferred subsidies	-	2,032,732
Net cash provided by (used in) operating activities	(3,085,210)	922,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,211,043)	(40,627,234)
Repayments from a related party	139	-
Repayments from a third party	1,083,893	-
Loan to a third party	-	(1,030,437)
Net cash used in investing activities	(5,127,011)	(41,657,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	41,241,108
Proceeds from long term loans	5,971,873	-
Repayments of a loan from a related party	(1,755,467)	(2,695,155)
Proceeds from loans from related parties	3,435,416	1,331,757
Net cash provided by financing activities	7,651,822	39,877,710

Effect of exchange rate changes	(17,957)	1,728,475

Net increase (decrease) in cash	(578,356)	871,005
Cash at beginning of year	895,730	3,141
Cash at end of year	317,374	874,146
Supplemental disclosure of cash flow information
Interest paid	127,657	-
Interest capitalized	135,109	-
Supplemental disclosure of non-cash transactions
Decreased accounts payable-construction in progress for construction-in-progress	2,365	-

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

The “Group” means (i) prior to the completion of the Reorganization, Hongchang BVI and its subsidiaries that engage in businesses of food trade and biotechnology in China (ii) upon and after completion of the Merger Transactions, the Company and its subsidiaries that engage in businesses of food trade and meat processing in China.

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

In May 2024, the Company set up a new subsidiary Hongfu Food (Fujian) Co., Ltd (“Hongfu Food”), which is mainly engaged in the initial processing of agricultural products, specializing in pork segmentation and trade. Hongfu Food purchasing pork as raw materials and processing or dividing them into various finished products according to customer needs, or through secondary segmentation into various specifications of packed finished products.

Based on above transactions, the accompanying unaudited condensed consolidated financial statements reflect the activities of each of the following entities:

Entity	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal activities
Subsidiaries:
Hong Chang Global Investment Holdings Limited (Hongchang BVI)	British Virgin Island	100%	Investment holding
Hong Chang Biotechnologies (HK) Limited (Hongchang HK)	Hong Kong	100%	Investment holding
Fujian Hongjin Biotechnology Co., Ltd.(WFOE)	PRC	100%	Provision of technical and consultation services
Fuqing Hongchang Food Co., Ltd(Hongchang Food)	PRC	100%	Provision of Food Industry Park operation, food trade and meat processing
Fujian Hongchang Global Food Co., Ltd (“Hongchang Global Food”)	PRC	100%	Provision of food trade
Fuqing Hongchang Global Import & Export Co., Ltd(“Hongchang Import&Export”)	PRC	100%	Provision of food trade
Fuqing Hongchang Global Supply Chain Co., Ltd(“Hongchang Supply Chain”)	PRC	100%	Provision of food trade
Hongchang Global (Fuqing City) Agricultural Technology Development Co., Ltd (“Hongchang Agricultural”)	PRC	100%	Provision of food trade and biotechnology
Hongfu Food (Fujian) Co., Ltd (“Hongfu Food”)	PRC	51%	Provision of food trade and meat processing

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

	As of
	June 30, 2024	December 31, 2023
RMB: US$ exchange rate	7.2675	7.0798

	For the six months ended June 30,
	2024	2023
RMB: US$ exchange rate	7.2004	6.9291

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$70,000 (RMB 500,000). The amount in excess of the insurance as of June 30, 2024, was approximately $167,400, the Group has not experienced any losses in bank accounts.

Accounts receivable and allowance for credit losses

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. The Group adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2023 using a modified retrospective approach. The Group also adopted this guidance to other receivables. To estimate expected credit losses, The Group has identified the relevant risk characteristics of its customers and the related receivables. The Group considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Group’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the six months ended June 30, 2024 and 2023, the total interest capitalized in the construction-in-progress was US$135,109 and US$nil, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, The Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the six months ended June 30, 2024 and 2023 was US$nil and US$nil, respectively.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, other receivables, accounts payables, accounts payable-related party, accounts payables - construction in progress and accrued expenses and other liabilities. As of June 30, 2024 and December 31, 2023, the carrying values of these financial assets and liabilities approximate their fair values due to the short-term nature.

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

Cost of revenue

Costs of revenues consist primarily of purchase price of products, shipping and handling expense from supplier to the Group and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenues. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to US$7,644 and US$nil for the six months ended June 30, 2024 and 2023, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to US$nil and US$nil for the six months ended June 30, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were US$1,938,094 and US$1,989,463 as of June 30, 2024 and December 31, 2023, respectively.

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

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of June 30, 2024 and December 31, 2023.

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

Earnings per share

The Group calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive. On September 4, 2023, the Group completed its reorganization whereby Hongchang BVI’s stockholders received 415,582,375 shares in exchange for all the share capital of Hongchang BVI, which is reflected retroactively to December 31, 2021 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both periods for the unaudited condensed consolidated financial statements of the Group. The impact of the stock exchange is also shown on the Group’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

Before the reorganization, Hongchang Food depended on loans from stockholders for the construction of the Hongchang Food Industrial Park and its daily operations. These were recorded as loans from related parties. In May 2023, Hongchang Food reached an agreement with a stockholder to convert an outstanding loan balance of US$41,241,108 into a capital contribution. The company then recalculated the weighted average number of common stock outstanding during the period, based on the timing of the cash inflows from the stockholder loans.

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the six months ended June 30, 2024 and 2023, the Group’s comprehensive income(loss) includes net income(loss) and other comprehensive income(loss).

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

Liquidity

The Company had an accumulated deficit of US$973,915 as of June 30, 2024 and a net loss of US$118,249 during the six months ended June 30, 2024. However, in May 2023, Hongchang BVI received a cash injection of US$41,241,108 from shareholders via its subsidiary, Hongchang Food. On April 1, 2023, Hongchang Food secured an interest-free loan agreement with Zengqiang Lin, enabling it to access up to RMB60.0 million (approximately US$8.5 million) from April 1, 2023, to March 31, 2026. Consequently, the combination of the Company’s current cash reserves, the capital contributions received, and the loans from shareholders are anticipated to provide sufficient funds to carry out the Company’s planned operations through the next twelve months.

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

Concentration of customers and suppliers

For the six months ended June 30, 2024, one major client accounted for 35% of the Group’s total revenues, and one major supplier accounted for 31% of the Group’s total procurement.

For the six months ended June 30, 2023, one major client accounted for 99% of The Group’s total revenues, and one major supplier accounted for 99% of the Group’s total procurement.

As of June 30, 2024, five major clients accounted for 17%, 16%, 11%,10% and 10% of The Group’s total accounts receivable, two vendors accounted for 71% and 14% of the Group’s total account payable.

As of December 31, 2023, one major client accounted for 96% of the Group’s total accounts receivable, two vendors accounted for 81% and 15% of the Group’s total account payable.

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Accounts receivable	1,033,707	742,851
	1,033,707	742,851

For the six months ended June 30, 2024, and 2023, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Loans to third parties	-	1,079,127
Others	6,977	27,447
	6,977	1,106,574

For the six months ended June 30, 2024, and 2023, the Company had no allowance for expected credit losses for other receivable.

Outstanding balances of loan to third parties consist of the following:

As of December 31, 2023	Balance	Maturity Date	Effective Interest Rate	Collateral/Guarantee
	US$
Sichuan Xiongji Construction Engineering Co., Ltd (Sichuan Xiongji)*	1,079,127	February 28, 2024	3.00%	N/A
Total	1,079,127

*	Sichuan Xiongji is the general contractor of the Group’s industrial park currently under construction, and the Group provided loans to Sichuan Xiongji for construction capital turnover.

As of June 30, 2024, the outstanding balances of loans to third parties have been collected in full.

5. INVENTORIES

Inventories consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Raw materials	218,885	-
Finished goods	1,561,806	13,713
	1,780,691	13,713
Less: provision for impairment of inventories	-	-
	1,780,691	13,713

6. ADVANCE TO SUPPLIER

Advance to supplier consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Advance to supplier	942,056	13,811
Advance to supplier-related party		59,324
	942,056	73,135

7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
VAT recoverable	894,360	1,039,421
Deferred tax assets	74,849	65,858
Prepaid Expenses	-	23,319
	969,209	1,128,598

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Office equipment	16,483	3,381
Accumulated depreciation	(731)	(188)
	15,752	3,193

Depreciation expense was US$554 and US$0 for the six months ended June 30, 2024, and 2023, respectively.

9. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Construction in progress	42,277,536	41,423,399
	42,277,536	41,423,399

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. Hongchang Food Industrial Park is still under construction and expected to complete construction by 2024.

10. INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Purchased software	3,210	3,295
Less: accumulated amortization	(241)	(82)
	2,969	3,213

Amortization expenses for the Purchased software were US$162 and US$nil  for the six months ended June 30, 2024, and 2023. No impairment charge was recorded for the six months ended June 30, 2024, and 2023, respectively.

	For the years ended December 31,
	2024*	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	160	321	321	321	321	1,525

*	For the six months ended December 31,2024

11. LAND USE RIGHT, NET

Land use rights, net consist of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Land use rights	4,275,487	4,388,808
Less: accumulated amortization	(306,482)	(270,707)
	3,969,005	4,118,101

Amortization expenses for the land use rights were US$ 43,163, and US$37,369 for the six months ended June 30, 2024, and 2023, respectively. No impairment charge was recorded for the six months ended June 30, 2024, and 2023, respectively. The term is 50 years of the land use right and will terminate in 2070.

	For the years ended December 31,
	2024*	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	42,755	85,510	85,510	85,510	85,510	3,584,210

*	For the six months ended December 31,2024

12. OTHER NON-CURRENT ASSTES

Other non-current assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Advance payment for construction	4,900,616	706,920
Advance payment for equipment	2,559	-
	4,903,175	706,920

Advance payment for construction were US$4,900,616, and US$706,920 as of June 30, 2024 and December 31, 2023, respectively, which is advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Payroll and welfare payables	97,336	92,262
Value-added tax and other taxes payable	6,385	239,543
Others	15,708	54,000
	119,429	385,805

14. LONG TERM LOANS

Long-term loans represent the amounts due to various banks lasting over one year. Usually, the long-term bank loans cannot be renewed with these banks upon maturities. The Group is in compliance with all long-term bank loan covenants. As of December 31, 2023, the Group had no loans, from 2024, the Group entered four loan agreements and the outstanding balances of loans consist of the following:

				Effective
			Maturity	Interest
As of June 30, 2024		Balance	Date	Rate	Collateral/Guarantee
		US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	2,201,597	16-Jan-34	5.25%	Construction in progress of the Hongchang Food Industrial Park
	2	2,476,797
	3	963,199
	4	275,200
Total		5,916,793

The future maturities of long-term loans are as follows:

For the years ended December 31,	Principal
Remainder of 2024	$—
2025	68,800
2026	129,344
2027	129,344
2028	247,680
Thereafter	5,341,625
$5,916,793

The purposes of these long term loans are for the construction of Hongchang Food Industrial Park, the interest of these loans was capitalized in construction-in-progress, Interest capitalized in construction-in-progress was US$135,109 and US$nil for the six months ended June 30, 2024 and 2023, respectively.

15. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

In January 2023, 100 shares of common stock of Hongchang BVI were allotted and issued to the controlling stockholders, of par value US$1.

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

On September 1, 2023, upon closing the Merger, 100 shares of Hongchang BVI par value US$1.00, constituting all of the issued and outstanding share capital of Hongchang BVI, were exchanged for the right to receive 415,582,375 shares of common stock of the Company, par value US$0.001.

16. RELATED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”)	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd.(“Changhong”)	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Fujian Xindefu Agricultural Products Co., Ltd.(“Xindefu”)	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the six months ended June 30, 2024 and 2023:

	For six months ended June 30,
	2024	2023
	US$	US$
Proceeds from loans from related parties:
-Zengqiang Lin	366,563	1,331,757
-Zhenzhu Lin	1,680,457	-
-Xiuhua Zhou	1,388,396	-
	3,435,416	1,331,757

Repayment of a loan from a related party:
-Zengqiang Lin	(1,755,467)	(2,695,155)

Refunds from a related party
-Xinhongbo	58,330	-
-Changhong	139	-
	58,469

Capital contribution to Hongchang Food:
-Zengqiang Lin	-	41,241,108

Sales of goods:
-Fujian Xindefu Agricultural Products Co., Ltd.	1,470	-

Procurement of goods:
-Fujian Xindefu Agricultural Products Co., Ltd.	276,032	-

Procurement of service:
-Fujian Xindefu Agricultural Products Co., Ltd.	147,993	-

(c)	The Group had the following related party balances as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
	US$	US$
Advance to supplier-related party
-Xinhongbo	-	59,324
Amount due from a related party
-Changhong	-	141

Accounts payable-related party
-Fujian Xindefu Agricultural Products Co., Ltd.	418,658	-

Amounts due to related parties:
-Zengqiang Lin	5,155,954	6,682,959
-Zhenzhu Lin	1,664,958	-
-Xiuhua Zhou	1,375,591	-

All balances with the related parties as of June 30, 2024 and December 31, 2023 were unsecured, interest-free and had no fixed terms of repayments except the followings:

On April 1, 2023, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to RMB60.0 million (US$8.5million) for the period from April 1, 2023 to March 31, 2026.

On May 16, 2024, Hongfu Food entered into an interest-free loan agreement with Zhenzhu Lin to obtain aggregate maximum loans of up to RMB30.0 million (US$4.1million) for the period from May 16, 2024 to May 15, 2027.

On May 30, 2024, Hongfu Food entered into an interest-free loan agreement with Xiuhua Zhou to obtain aggregate maximum loans of up to RMB20.0 million (US$2.8million) for the period from May 30, 2024 to May 29, 2027.

17. COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Group has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were US$17,128,091 and US$23,698,063 as of June 30, 2024 and December 31, 2023, respectively. The Group expected to pay off all the balances within 1-3 years.

18. SUBSEQUENT EVENTS

The Group has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on the Company’s evaluation, no event has occurred requiring adjustment or disclosure in the notes to the unaudited condensed consolidated financial statements.

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

Hongchang Global Investment Holdings Limited (“Hongchang BVI”)) was incorporated in British Virgin Island under the laws of the British Virgin Islands in January 2023. Fuqing Hongchang Food Co., Ltd. (“Hongchang Food”, or the “Operating Entity”) was established in September 2017, and primarily engages in the construction of and investment in Hongchang Food Industrial Park project. Its main asset is its investment in the food industrial park, which was obtained by bidding in September 2020 and is currently under construction. Upon completion of such project, Hongchang Food will undertake the operation of the food industry park as the leader, and aim to drive the business of food trade, meat processing, and end retail. Our goal is to establish a complete industry chain for meat products and develop an innovative business model with core competitiveness in this traditional industry to ensure stable and sustainable profit growth. Hongchang Food has commenced limited sales operations in 2023, starting from May 2024, and established a meat processing and trade business, during which revenue has been recognized. Hongchang Food Industrial Park is part of the third batch of key projects in Fujian Province, PRC, and is located adjacent to the Taiwan Strait in Fujian province, PRC, in the Fuqing Functional Zone of Fuzhou New District, in the Yuanhong Investment Zone, which is jointly developed by the PRC and Indonesia.

On September 4, 2023, the Company completed the merger and other related transactions (the “Merger Transactions”) with Hongchang BVI, as a result of which Hongchang BVI became a wholly-owned subsidiary of the Company and the Company assumed and began conducting the principal business of Hongchang Food.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following chart provides a summary of our results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Net revenue	$2,000,102	$26,807
Cost of revenue	1,901,660	41,475
Gross profit loss	98,442	(14,668)
Total operating expenses	(224,765)	(244,386)
Loss from operations	(126,323)	(259,054)
Total other income (expense)	1,915	11,112
Loss before income taxes	(124,408)	(247,942)
Income tax benefit	6,159	-
Net loss	$(118,249)	$(247,942)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of our revenue will be primarily driven by increasing our product variety, expanding the distribution network, both in China and overseas and the initiation of other projects or business lines in the future. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of US$2,000,102 for the six months ended June 30, 2024, compared to US$26,807 for the same period of 2023, the increase was mainly because we have established a subsidiary, Hongfu Food, which primarily engaged in meat processing and trade, mainly customized processed meat for customers in the second quarter of 2024. We began market trial operations in the first quarter of 2023, and until the first half year of 2024, we have increased our business lines and achieved a significant increase in business revenue. Ensure that revenue and costs are within a reasonable range of market operations.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues were US$1,901,660 for the six months ended June 30, 2024, compared to US$41,475 for the same period of 2023. The increase of cost of revenues was primarily due to the fact that our subsidiary Hongfu food began to provision of food and we recognized related cost including purchase price of products, shipping and handling expense and related costs. We have been operating since the beginning of 2023, continuously accumulating industry experience and adjusting our strategic plans according to market changes over the course of past year.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. As our business activities started in 2023 and till now, we are still at an early stage, we had a gross profit of US$98,442 and gross loss of US$14,668 for the six months ended June 30, 2024 and 2023 respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses, which primarily include payroll, employee benefit expenses and bonus expenses, shipping expenses, promotion and advertising expenses, and other facility related costs, such as utilities, and depreciation.

General and administrative expenses

We incurred general and administrative expenses of US$224,574 for the six months ended June 30, 2024, as compared to US$244,386 in the same period of 2023, respectively. The decrease in general and administrative expenses was mainly due to the decrease in professional fees paid to third party.

Income tax benefit

We incurred income tax benefit of US$6,159 and nil for the six months ended June 30, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of US$118,249 and US$247,942 for the six months ended June 30, 2024 and 2023 respectively.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following chart provides a summary of our results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Net revenue	$1,981,898	$-
Cost of revenue	1,883,183	3,011
Gross profit loss	98,715	(3,011)
Total operating expenses	(122,729)	(146,300)
Loss from operations	(24,014)	(149,311)
Total other income (expense)	1,601	10,930
Loss before income taxes	(22,413)	(138,381)
Income tax benefit	733	-
Net loss	$(21,680)	$(138,381)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. Our revenue growth will mainly be achieved through improving the layout of the industrial chain, increasing the operation of the food industry park, conducting comprehensive and group based operations in food trade, meat processing, and retail sales. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of US$1,981,898 for the three months ended June 30, 2024, compared to nil for the same period of 2023, the increase was mainly because we have established a subsidiary, Hongfu Food, which primarily engaged in meat processing and trade, mainly customized processed meat for customers in the second quarter of 2024. We are in a start-up stage and began experimenting with some business in 2023, generated virtually no revenue in the second quarter of 2023. We recognized RMB 92 in revenue for the three months ended June 30, 2023. We calculated the revenue in US$ for the three months ended June 30, 2023 by converting the revenue for the six months ended June 30, 2023 from RMB into US$ and then subtracting the revenue in US$ for the three months ended March 31, 2023. However, due to exchange rate fluctuations, this calculation resulted in a negative US$324 in revenue. Therefore, we adjusted the related negative revenue to the costs of revenue, which resulted in revenue of nil for the three months ended June 30, 2023.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues were US$1,883,183 for the for the three months ended June 30, 2024, compared to US$3,011 for the same period of 2023. The increase of cost of revenues was primarily due to the fact that our subsidiary Hongfu food began provision of food and we recognized related cost including purchase price of products, shipping and handling expense and related costs.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. As our business activities started in 2023 and till now, we are still at an early stage, we had a gross profit of US$98,715 and gross loss of US$3,011 for the three months ended June 30, 2024 and 2023 respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses, which primarily include payroll, employee benefit expenses and bonus expenses, shipping expenses, promotion and advertising expenses, and other facility related costs, such as utilities, and depreciation.

General and administrative expenses

We incurred general and administrative expenses of US$122,574 for the three months ended June 30, 2024, as compared to US$146,300 in the same period of 2023, respectively. The decrease in general and administrative expenses was mainly due to the decrease in professional fees paid to third party and general office expense.

Income tax benefit

We incurred income tax benefit of US$733 and nil for the three months ended June 30, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of US$21,680 and US$138,381 for the three months ended June 30, 2024 and 2023 respectively.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of June 30, 2024 and December 31, 2023, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Item 1, above.

	As of June 30, 2024	As of December 31, 2023
Cash	$317,374	$895,730
Accounts receivables, net	$1,033,707	$742,851
Inventories	$1,780,691	$13,713
Other receivables, net	$6,977	$1,106,574
Advance to supplier	$942,056	$13,811
Other current assets	$969,209	$1,128,598
Total current assets	$5,050,014	$3,960,742
Construction-in-progress	$42,277,536	$41,423,399
Land use right, net	$3,969,005	$4,118,101
Total assets	$56,218,451	$50,215,568
Accounts payable-construction in progress	$15,672	$18,493
Total current liabilities	$866,454	$1,055,203
Long term loans	$5,916,793	$-
Amounts due to a related party	$8,196,503	$6,682,959
Total non-current liabilities	$16,051,390	$8,672,422
Total liabilities	$16,917,844	$9,727,625
Total stockholders’ (deficit) equity	$39,300,607	$40,487,943

As of June 30, 2024, we had US$317,374 in cash, as compared to US$895,730 as of December 31, 2023. As we started our business operation in 2023 and still at an early stage, we have been relying on directors’ loan, capital contribution and bank loans to finance our daily operation and construction in progress.

As of June 30, 2024, our construction in progress balance amounted to approximately US$42,277,536, as compared to US$41,423,399 as of December 31, 2023. This reflects the construction progress of our Hongchang Food Industrial Park.

Capital Expenditure Commitment as of June 30, 2024

As of June 30, 2024, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were US$17,128,091 and US$23,698,063 as of June 30, 2024, and December 31, 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024, and December 31, 2023.

The following table sets forth a summary of our cash flows for the periods presented:

	For six months ended June 30,
	2024	2023
	US$	US$
Net cash provided by (used in) operating activities	$(3,085,210)	$922,491
Net cash used in investing activities	$(5,127,011)	$(41,657,671)
Net cash provided by financing activities	$7,651,822	$39,877,710
Effect of foreign exchange on cash, cash	$(17,957)	$1,728,475
Net increase (decrease) in cash	$(578,356)	$871,005
Cash at the beginning of the year	$895,730	$3,141
Cash at the end of the year	$317,374	$874,146

Operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was US$3,085,210, which primarily reflected our net loss of US$118,249 as mainly adjusted for (i) increase in accounts receivable of US$312,923; (ii) increase in inventories of US$1,783,784, (iii) increase in advance to supplier of US$937,246, partially offset by (i) decrease in accounts payable of US$487,123 and (ii) decrease in accrued expenses and other payables of US$261,937.

Net cash provided by operating activities for the six months ended June 30, 2023 was US$922,491, which primarily reflected our net loss of US$247,942 as mainly adjusted for the increase in other current assets of US$867,382, and offset by the increase in deferred subsidies of US$2,032,732.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was US$5,127,011 and US$41,657,671, mainly attributable to purchase of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2024 was US$7,651,822, primarily due to (i) proceeds from long term loans of US$5,971,873 and (ii) proceeds from loans from related parties of US$3,435,416 and repayments of a loan from a related party US$1,755,467.

Net cash provided by financing activities for the six months ended June 30, 2023 was US$39,877,710, primarily due to (i) capital contributions made by stockholders of US$41,241,108 and (ii) proceeds from a loan from a related party of US$1,331,757 and repayments of a loan from a related party US$2,695,155.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hongchang International Co., Ltd

Dated: August 13, 2024	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)