Form 10-Q
period 2024-09-30
Hongchang International Co., Ltd
filed 2024-11-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, 518,831,367 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Condensed Consolidated Balance Sheets

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
	US$	US$
ASSETS:
Current assets:
Cash	307,049	895,730
Accounts receivable, net	291,266	742,851
Amount due from a related party	-	141
Other receivable, net	57,846	1,106,574
Inventories, net	1,855,356	13,713
Advance to supplier	799,273	13,811
Advance to supplier-related party	-	59,324
Other current assets	1,061,613	1,128,598
Total current assets	4,372,403	3,960,742

Non-current assets:
Property and equipment, net	19,305	3,193
Construction-in-progress	44,133,659	41,423,399
Intangible assets, net	2,993	3,213
Land use right, net	4,090,369	4,118,101
Other non-current assets	9,492,501	706,920
Total non-current assets	57,738,827	46,254,826
Total assets	62,111,230	50,215,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term bank loans -current portion	38,495	-
Accounts payable	155,864	650,905
Accounts payable-related party	182,514	-
Accounts payable-construction in progress	16,239	18,493
Advances from customers	29,537	-
Accrued expenses and other liabilities	119,791	385,805
Total current liabilities	542,440	1,055,203

Non-current liabilities
Deferred subsidies	2,008,175	1,989,463
Long term loans	6,448,688	-
Amounts due to related parties	12,399,628	6,682,959
Total non-current liabilities	20,856,491	8,672,422

Total liabilities	21,398,931	9,727,625

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Accumulated deficit	(1,034,975)	(812,539)
Accumulated other comprehensive income	1,262,357	876,423
Total Hongchang International Co., Ltd’s stockholders’ equity	40,651,441	40,487,943
Non-controlling interests	60,858	-
Total equity	40,712,299	40,487,943

Total liabilities and equity	62,111,230	50,215,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
Net revenue:	820,608	51,397	2,820,710	78,204
Cost of revenue	770,472	62,955	2,672,132	104,430
Gross (profit) loss	50,136	(11,558)	148,578	(26,226)
Sales and marketing expenses	(1,382)	-	(1,573)	-
General and administrative expenses	(101,442)	(137,193)	(326,016)	(381,579)
Total operating expenses	(102,824)	(137,193)	(327,589)	(381,579)
Operating loss	(52,688)	(148,751)	(179,011)	(407,805)
Interest income	177	453	1,082	924
Other income	2,328	7,630	3,484	18,309
Other expenses	(9)	1	(155)	(37)
Loss before income taxes	(50,192)	(140,667)	(174,600)	(388,609)
Income tax benefit (expense)	5,421	(3,826)	11,580	(3,826)
Net loss	(44,771)	(144,493)	(163,020)	(392,435)
Less: net income attributable to non-controlling interests	16,289	-	59,413	-
Net loss attributable to Hongchang International Co., Ltd’s common stockholders	(61,060)	(144,493)	(222,433)	(392,435)

Comprehensive loss net of tax:
Net loss	(44,771)	(144,493)	(163,020)	(392,435)
Foreign currency translation difference net of tax	1,456,463	(463,178)	387,376	(356,177)
Total comprehensive income(loss)	1,411,692	(607,671)	224,356	(748,612)
Less: comprehensive income attributable to non-controlling interest	18,132	-	60,858	-
Comprehensive loss attributable to Hongchang International Co., Ltd’s common stockholders	1,393,560	(607,671)	163,498	(748,612)

Loss per share:
Common stock - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stock - basic and diluted	518,831,367	449,998,706	518,831,367	449,998,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder’	Non- controlling	Total Stockholder’s
	Shares	Amount	Receivable	Capital	Deficit	income (loss)	equity	interests	Equity
Balance as of January 1, 2024 (US$)	518,831,367	518,831	-	39,905,228	(812,542)	876,426	40,487,943	-	40,487,943
Net loss	-	-	-	-	(222,433)	-	(222,433)	59,413	(163,020)
Foreign currency translation adjustment	-	-	-	-	-	385,931	385,931	1,445	387,376
Balance as of September 30, 2024 (US$)	518,831,367	518,831	-	39,905,228	(1,034,975)	1,262,357	40,651,441	60,858	40,712,299

	Ordinary Shares		Subscription	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder’	Non- controlling	Total Stockholder’s
	Shares	Amount	Receivable	Capital	Deficit	income (loss)	equity	interests	Equity
Balance as of January 1, 2023 (US$)	415,582,375	415,582	(415,582)	-	(433,745)	15,092	(418,653)	-	(418,653)
Net loss	-	-	-	-	(392,435)	-	(392,435)	-	(392,435)
Foreign currency translation adjustment	-	-	-	-	-	(356,177)	(356,177)	-	(356,177)
Contribution from shareholder	-	-	415,582	40,825,526	-	-	41,241,108	-	41,241,108
Deemed issuance of share upon the Merger transaction	103,248,992	103,249	-	(920,298)	-	-	(817,049)	-	(817,049)
Balance as of September 30, 2023 (US$)	518,831,367	518,831	-	39,905,228	(826,180)	(341,085)	39,256,794	-	39,256,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(163,020)	(392,435)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,258	59,602
Accrued interest income derived from loan to third party	-	(18,026)
Gain on disposal of a subsidiary	(10)	-
Deferred tax benefit	(16,222)	-
Changes in operating assets and liabilities:
Accounts receivable	447,683	(14)
Inventories	(1,797,790)	(26,405)
Advance to supplier	(794,470)	-
Advance to supplier-related party	58,460	-
Other receivable	(24,395)	-
Other current assets	91,981	(862,632)
Accounts payable	(489,264)	-
Accounts payable-related party	178,180	-
Accrued expenses and other payables	(263,138)	2,821
Advance from customers	28,836	10,913
Deferred subsidies	-	2,003,319
Net cash (used in) provided by operating activities	(2,675,911)	777,143
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,856,228)	(40,391,648)
Repayments from a related party	139	-
Repayments from a third party	1,086,307	-
Cash disposed on disposal of a subsidiary	(131)	-
Loan to a third party	-	(1,015,527)
Net cash used in investing activities	(9,769,913)	(41,407,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	41,241,108
Proceeds from long term loans	6,333,153	-
Repayments of a loan from a related party	(2,413,571)	(2,660,425)
Proceeds from loans from related parties	7,943,309	1,792,987
Net cash provided by financing activities	11,862,891	40,373,670

Effect of exchange rate changes	(5,748)	1,116,340

Net (decrease) increase in cash	(588,681)	859,978
Cash at beginning of period	895,730	3,141
Cash at end of period	307,049	863,119
Supplemental disclosure of cash flow information
Interest paid	208,243	-
Interest capitalized	222,248	-
Supplemental disclosure of non-cash transactions
Other receivable from disposal of a subsidiary	27,924	-

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

Based on above transactions, the accompanying unaudited condensed consolidated financial statements reflect the activities of each of the following entities:

Entity	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal activities
Subsidiaries:
Hong Chang Global Investment Holdings Limited (Hongchang BVI)	British Virgin Island	100%	Investment holding
Hong Chang Biotechnologies (HK) Limited (Hongchang HK)	Hong Kong	100%	Investment holding
Fujian Hongjin Biotechnology Co., Ltd. (WFOE)	PRC	100%	Provision of technical and consultation services
Fuqing Hongchang Food Co., Ltd (Hongchang Food)	PRC	100%	Provision of Food Industry Park operation, food trade and meat processing
Fujian Hongchang Global Food Co., Ltd (“Hongchang Global Food”)	PRC	100%	Provision of food trade
Fuqing Hongchang Global Import & Export Co., Ltd (“Hongchang Import&Export”)	PRC	100%	Provision of food trade
Fuqing Hongchang Global Supply Chain Co., Ltd (“Hongchang Supply Chain”)	PRC	100%	Provision of food trade
Hongchang Global (Fuqing City) Agricultural Technology Development Co., Ltd (“Hongchang Agricultural”)	PRC	100%, disposed on September 3, 2024	Provision of food trade and biotechnology
Hongfu Food (Fujian) Co., Ltd (“Hongfu Food”)	PRC	51%	Provision of food trade and meat processing

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

Through the Reorganization, the Company became the holding company of the companies now comprising the Group. Accordingly, for the purpose of preparing the unaudited condensed consolidated financial statements of the Group, the Company is considered as the holding company of the companies now comprising the Group throughout the reporting period. Through the Reorganization, the Company became the holding company of the contributed businesses now comprising the Group, which were under the common control of the controlling stockholder before and after the Reorganization. Accordingly, the financial statements were prepared on a consolidated basis by applying the principles of the pooling of interest method as if the Reorganization had been completed at the date when contributed business first came under the control of the controlling party. The unaudited condensed consolidated statements of operations and comprehensive income(loss), changes in equity and cash flows of the Group included the results and cash flows of all companies now comprising the Group from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling stockholder, whenever the period is shorter.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the unaudited condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s unaudited condensed consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets, current expected credit loss of receivables, and valuation of inventory and advance.

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

	As of
	September 30, 2024	December 31, 2023
US$: RMB exchange rate	7.0138	7.0798

	For the nine months ended September 30
	2024	2023
US$: RMB exchange rate	7.1844	7.0308

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$70,000 (RMB 500,000). The amount in excess of the insurance as of September 30, 2024, was approximately $155,359, the Group has not experienced any losses in bank accounts.

Accounts receivable and allowance for credit losses

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. The Group adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2023 using a modified retrospective approach. The Group also adopted this guidance to other receivables. To estimate expected credit losses, The Group has identified the relevant risk characteristics of its customers and the related receivables. The Group considers past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Group’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost of inventory is determined using the weighted average cost method. The Group records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method.

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the nine months ended September 30, 2024 and 2023, the total interest capitalized in the construction-in-progress was US$222,248 and US$nil, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, The Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the nine months ended September 30, 2024 and 2023 was US$nil and US$nil, respectively.

Fair value of financial instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Group considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, other receivables, accounts payables, accounts payable-related party, accounts payables - construction in progress and accrued expenses and other liabilities. As of September 30, 2024 and December 31, 2023, the carrying values of these financial assets and liabilities approximate their fair values due to the short-term nature.

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

Cost of revenue

Costs of revenues consist primarily of purchase price of products, shipping and handling expenses from supplier to the Group and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenues. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtain control of the goods. Shipping and handling expenses amounted to US$19,578 and US$nil for the nine months ended September 30, 2024 and 2023, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses and salaries and other compensation-related expenses for sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to US$nil and US$nil for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were US$2,008,175 and US$1,989,463 as of September 30, 2024 and December 31, 2023, respectively.

Value-added taxes

Sales revenue represents the invoiced value of goods, net of VAT. The applicable VAT rate was 13% or 9% (depending on the type of goods involved) for products sold in the PRC. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. All of the VAT returns filed by the Group’s subsidiaries in China, have been and remain subject to examination by the tax authorities.

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

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of September 30, 2024 and December 31, 2023.

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

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the nine months ended September 30, 2024 and 2023, the Group’s comprehensive income(loss) includes net income(loss) and other comprehensive income(loss).

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

Liquidity

The Company had an accumulated deficit of US$1,034,975 as of September 30, 2024 and a net loss of US$163,020 during the nine months ended September 30, 2024. However, in May 2023, Hongchang BVI received a cash injection of US$41,241,108 from shareholders via its subsidiary, Hongchang Food. On April 1, 2023, Hongchang Food secured an interest-free loan agreement with Zengqiang Lin, enabling it to access up to RMB60.0 million (approximately US$8.5 million) from April 1, 2023, to March 31, 2026. Consequently, the combination of the Company’s current cash reserves, the capital contributions received, and the loans from shareholders are anticipated to provide sufficient funds to carry out the Company’s planned operations through the next twelve months.

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

Concentration of customers and suppliers

For the nine months ended September 30, 2024, one major client accounted for 25% of the Group’s total revenues, and two major suppliers accounted for 47% and 29% of the Group’s total procurement.

For the nine months ended September 30, 2023, two major clients accounted for 62% and 38% of The Group’s total revenues, and three major suppliers accounted for 38%,34% and 20% of the Group’s total procurement.

As of September 30, 2024, three major clients accounted for 57%, 12% and 11% of The Group’s total accounts receivable, three vendors accounted for 51%, 26% and 13% of the Group’s total account payable.

As of December 31, 2023, one major client accounted for 96% of the Group’s total accounts receivable, two vendors accounted for 81% and 15% of the Group’s total account payable.

Financial Statement Reclassification

Certain balances in the prior year unaudited condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current year unaudited condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Among other things, ASU 2023-07 requires a public entity to disclose, (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) on an annual and interim basis, an amount for other segment items (the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), including a description of its composition, (3) on an annual and interim basis, information about a reportable segment’s profit or loss and assets previously required to be disclosed only on an annual basis, and (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources. The new guidance also clarifies that if the CODM uses more than one measure of a segment’s profit or loss, one or more of those measures may be reported and requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The ASU 2023-07 is effective for the current fiscal year 2024 annual reporting, and in the first quarter of 2025 for interim period reporting, with early adoption permitted. We do not expect the adoption of this accounting standard to have an impact on our unaudited condensed consolidated financial statements.

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

3. DISPOSITION OF SUBSIDIARIES

On September 3, 2024, Hongchang Supply Chain, the Company’s wholly owned subsidiary, sold 100% of the equity interest in Hongchang Agricultural to an unrelated individual third party for a total consideration of RMB 201,000. Hongchang Agricultural is not a significant subsidiary and the disposition of all of the equity interests in Hongchang Agricultural did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. As a result, the results of operations for Hongchang Agricultural were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” For the nine months ended September 30, 2024, the Company recognized $10 gain on the disposal of all of the interests in Hongchang Agricultural.

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Accounts receivable	291,266	742,851
	291,266	742,851

For the nine months ended September 30, 2024, and 2023, the Company had no allowance for expected credit losses for accounts receivable.

5. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Loans to third parties	-	1,079,127
Others	57,846	27,447
	57,846	1,106,574

For the nine months ended September 30, 2024, and 2023, the Company had no allowance for expected credit losses for other receivable.

Outstanding balances of loan to third parties consist of the following:

As of December 31, 2023	Balance	Maturity Date	Effective Interest Rate	Collateral/Guarantee
	US$
Sichuan Xiongji Construction Engineering Co., Ltd (Sichuan Xiongji)*	1,079,127	February 28, 2024	3.00%	N/A
Total	1,079,127

*	Sichuan Xiongji is the general contractor of the Group’s industrial park currently under construction, and the Group provided loans to Sichuan Xiongji for construction capital turnover.

As of September 30, 2024, the outstanding balances of loans to third parties have been collected in full.

6. INVENTORIES

Inventories consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Work in progress	32,403	-
Finished goods	1,822,953	13,713
	1,855,356	13,713
Less: provision for impairment of inventories	-	-
	1,855,356	13,713

7. ADVANCE TO SUPPLIER

Advance to supplier consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Advance to supplier	799,273	13,811
Advance to supplier-related party		59,324
	799,273	73,135

8. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
VAT recoverable	978,518	1,039,421
Deferred tax assets	83,095	65,858
Prepaid Expenses	-	23,319
	1,061,613	1,128,598

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Office equipment	21,672	3,381
Accumulated depreciation	(2,367)	(188)
	19,305	3,193

Depreciation expense was US$ 2,126 and US$nil for the nine months ended September 30, 2024, and 2023, respectively.

10. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Construction in progress	44,133,659	41,423,399
	44,133,659	41,423,399

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. Hongchang Food Industrial Park is still under construction and expected to complete construction by 2024.

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Purchased software	3,326	3,295
Less: accumulated amortization	(333)	(82)
	2,993	3,213

Amortization expenses for the Purchased software were US$243 and US$nil for the nine months ended September 30, 2024, and 2023. No impairment charge was recorded for the nine months ended September 30, 2024, and 2023, respectively.

	For the years ended December 31,
	2024*	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	83	333	333	333	333	1578

*	For the three months ending December 31, 2024

12. LAND USE RIGHT, NET

Land use rights, net consist of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Land use rights	4,430,089	4,388,808
Less: accumulated amortization	(339,720)	(270,707)
	4,090,369	4,118,101

Amortization expenses for the land use rights were US$64,889, and US$59,602 for the nine months ended September 30, 2024, and 2023, respectively. No impairment charge was recorded for the nine months ended September 30, 2024, and 2023, respectively. The term is 50 years of the land use right and will terminate in 2070.

	For the years ended December 31,
	2024*	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	22,156	88,623	88,623	88,623	88,623	3,713,721

*	For the three months ending December 31, 2024

13. OTHER NON-CURRENT ASSTES

Other non-current assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Advance payment for construction	9,492,501	706,920
	9,492,501	706,920

Advance payment for construction were US$9,492,501, and US$706,920 as of September 30, 2024 and December 31, 2023, respectively, which is advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

14. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Payroll and welfare payables	108,518	92,262
Value-added tax and other taxes payable	2,245	239,543
Others	9,028	54,000
	119,791	385,805

15. LONG TERM LOANS

Long-term loans represent the amounts due to various banks lasting over one year. Usually, long-term bank loans cannot be renewed with these banks upon maturity. The Group is in compliance with all long-term bank loan covenants. As of December 31, 2023, the Group had no loans. Beginning in 2024, the Group entered into five loan agreements, with outstanding loan balances as follows:

				Effective
			Maturity	Interest
As of September 30, 2024		Balance	Date	Rate	Collateral/Guarantee
		US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	2,281,207	16-Jan-34	5.25%	Construction in progress of the Hongchang Food Industrial Park
	2	2,566,358
	3	998,028
	4	285,151
	5	356,439
Total		6,487,183

The future maturities of long-term loans are as follows:

For the years ending December 31,	Principal
Remainder of 2024	$—
2025	76,991
2026	142,575
2027	142,575
2028	273,745
Thereafter	5,851,297
$6,487,183
less: current portion	$38,495
Non-current portion	$6,448,688

The purposes of these long term loans are for the construction of Hongchang Food Industrial Park, the interest of these loans was capitalized in construction-in-progress, Interest capitalized in construction-in-progress was US$222,248 and US$nil for the nine months ended September 30, 2024 and 2023, respectively.

16. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

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

On August 21, 2023, HYBT entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s stockholders, Zengqiang Investment Limited, a business company incorporated in the BVI, and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by HYBT (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly-owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly-owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of HYBT since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to HYBT in exchange for an aggregate of 415,582,375 new shares of HYBT’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited. Therefore, in the “Unaudited Condensed Consolidated Statements of Stockholders’ Equity”, the 100 shares of the legal subsidiary (the accounting acquirer) were restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

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

17. RELATED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”)	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd.(“Changhong”)	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Fujian Xindefu Agricultural Products Co., Ltd.(“Xindefu”)	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the nine months ended September 30, 2024 and 2023:

	For nine months ended September 30,
	2024	2023
	US$	US$
Proceeds from loans from related parties:
-Zengqiang Lin	4,742,348	1,792,987
-Zhenzhu Lin	1,684,201	-
-Xiuhua Zhou	1,516,760	-
	7,943,309	1,792,987

Repayment of a loan from a related party:
-Zengqiang Lin	(1,787,216)	(2,660,425)
-Zhenzhu Lin	(626,355)	-
	(2,413,571)	(2,660,425)

Refunds from a related party
-Xinhongbo	58,460	-
-Changhong	139	-
	58,599

Capital contribution to Hongchang Food:
-Zengqiang Lin	-	41,241,108

Sales of goods:
-Fujian Xindefu Agricultural Products Co., Ltd.	1,352	-

Procurement of goods:
-Fujian Xindefu Agricultural Products Co., Ltd.	268,552	-

Procurement of service:
-Fujian Xindefu Agricultural Products Co., Ltd.	198,436	-

(c)	The Group had the following related party balances as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
	US$	US$
Advance to supplier-related party
-Xinhongbo	-	59,324
Amount due from a related party
-Changhong	-	141

Accounts payable-related party
-Fujian Xindefu Agricultural Products Co., Ltd.	182,514	-

Amounts due to related parties:
-Zengqiang Lin	9,762,405	6,682,959
-Zhenzhu Lin	1,083,573	-
-Xiuhua Zhou	1,553,650	-

All balances with the related parties as of September 30, 2024 and December 31, 2023 were unsecured, interest-free and had no fixed terms of repayments except for the following:

On April 1, 2023, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to RMB60.0 million (US$8.6 million) for the period from April 1, 2023 to March 31, 2026.

On May 16, 2024, Hongfu Food entered into an interest-free loan agreement with Zhenzhu Lin to obtain aggregate maximum loans of up to RMB30.0 million (US$4.3 million) for the period from May 16, 2024 to May 15, 2027.

On May 30, 2024, Hongfu Food entered into an interest-free loan agreement with Xiuhua Zhou to obtain aggregate maximum loans of up to RMB20.0 million (US$2.9 million) for the period from May 30, 2024 to May 29, 2027.

18. COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Group has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were US$13,087,649 and US$23,698,063 as of September 30, 2024 and December 31, 2023, respectively. The Group expected to pay off all the balances within 1-3 years.

19. SUBSEQUENT EVENTS

Management has reviewed the Group’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2024 through the date the release of the unaudited condensed consolidated financial statements contained in this quarterly report on From 10-Q were issued. Based on such evaluation, there were no additional subsequent event disclosures or financial statement impacts related to events occurring after September 30, 2024 that warranted adjustment to or disclosure in these unaudited condensed consolidated financial statement except disclosed below.

On October 23, 2024, the Company entered a sale-leaseback contract with Chailease International Finance Co., LTD (“Chailease”). According to the contract, the Company sold its machines for a total price of RMB4,039,280 (approximately US$718,000) and immediately leased them back from Chailease for a period of 36 months, from October 25, 2024 to October 25, 2027. The cost of the relevant equipment is approximately RMB1.73 million (approximately US$248,000), which has been accounted for in the other non-current assets.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following chart provides a summary of our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Net revenue	$2,820,710	$78,204
Cost of revenue	2,672,132	104,430
Gross profit loss	148,578	(26,226)
Total operating expenses	(327,589)	(381,579)
Loss from operations	(179,011)	(407,805)
Total other income (expense)	4,411	19,196
Loss before income taxes	(174,600)	(388,609)
Income tax benefit (expense)	11,580	(3,826)
Net loss	$(163,020)	$(392,435)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customers. The growth of our revenue will be primarily driven by increasing our product variety, expanding the distribution network, both in China and overseas and the initiation of other projects or business lines in the future. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of US$2,820,710 for the nine months ended September 30, 2024, representing an increase of approximately 3,506.86% compared to US$78,204 for the same period of 2023. This substantial increase was mainly because we have established a subsidiary, Hongfu Food, which primarily engaged in meat processing and trade, particularly in customized processed meat for customers starting from the second quarter of 2024. We began market trial operations in the first quarter of 2023, and until the first nine months of 2024, we have increased our business lines and achieved a significant increase in business revenue. Ensure that revenue and costs are within a reasonable range of market operations.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues were US$2,672,132 for the nine months ended September 30, 2024, representing an increase of approximately 2,458.78% compared to US$104,430 for the same period of 2023. The increase in cost of revenues was primarily due to our subsidiary, Hongfu food, beginning food production and distribution and we recognized related costs including purchase price of products, shipping and handling expenses and related costs. We have been operating since the beginning of 2023, continuously accumulating industry experience and adjusting our strategic plans according to market changes over the course of this period.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. As our business activities started in 2023 and till now, we are still at an early stage, we had a gross profit of US$148,578 and gross loss of US$26,226 for the nine months ended September 30, 2024 and 2023 respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses, which primarily include payroll, employee benefit expenses and bonus expenses, promotion and advertising expenses, and other facility related costs, such as utilities, and depreciation.

General and administrative expenses

We incurred general and administrative expenses of US$326,016 for the nine months ended September 30, 2024, representing a decrease of approximately 14.56% as compared to US$381,579 in the same period of 2023, respectively. The decrease in general and administrative expenses was mainly due to the decrease in professional fees paid to third parties.

Income tax benefit

We incurred income tax benefit of US$11,580 and income tax expense of US$3,826 for the nine months ended September 30, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of US$163,020 and US$392,435 for the nine months ended September 30, 2024 and 2023 respectively.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following chart provides a summary of our results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Net revenue	$820,608	$51,397
Cost of revenue	770,472	62,955
Gross profit (loss)	50,136	(11,558)
Total operating expenses	(102,824)	(137,193)
Loss from operations	(52,688)	(148,751)
Total other income (expense)	2,496	8,084
Loss before income taxes	(50,192)	(140,667)
Income tax benefit (expense)	5,421	(3,826)
Net loss	$(44,771)	$(144,493)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customers. Our revenue growth will mainly be achieved through improving the layout of the industrial chain, increasing the operation of the food industry park, conducting comprehensive and group based operations in food trade, meat processing, and retail sales. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of US$820,608 for the three months ended September 30, 2024, representing an increase of approximately 1,496.61% compared to US$51,397 for the same period of 2023. This significant increase was mainly because we have established a subsidiary, Hongfu Food, which primarily engaged in meat processing and trade, mainly customized processed meat for customers starting from the second quarter of 2024.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues was US$770,472 for the three months ended September 30, 2024, representing an increase of approximately 1,123.85% compared to US$62,955 for the same period of 2023. The increase in cost of revenues was primarily due to our subsidiary, Hongfu food, beginning food production and distribution and we recognized related costs including purchase price of products, shipping and handling expenses and related costs.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. As our business activities started in 2023 and till now, we are still at an early stage, we had a gross profit of US$50,136 and gross loss of US$11,558 for the three months ended September 30, 2024 and 2023 respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses, which primarily include payroll, employee benefit expenses and bonus expenses, promotion and advertising expenses, and other facility related costs, such as utilities, and depreciation.

General and administrative expenses

We incurred general and administrative expenses of US$101,442 for the three months ended September 30, 2024, representing a decrease of approximately 26.06% compared to US$137,193 in the same period of 2023, respectively. The decrease in general and administrative expenses was mainly due to the decrease in professional fees paid to third parties and lower general office expenses.

Income tax benefit

We incurred income tax benefit of US$5,421 and income tax expense of US$3,826 for the three months ended September 30, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of US$44,771 and US$144,493 for the three months ended September 30, 2024 and 2023 respectively.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of September 30, 2024 and December 31, 2023, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Item 1, above.

	As of September 30, 2024	As of December 31, 2023
Cash	$307,049	$895,730
Accounts receivables, net	$291,266	$742,851
Inventories	$1,855,356	$13,713
Other receivables, net	$57,846	$1,106,574
Advance to supplier	$799,273	$13,811
Other current assets	$1,061,613	$1,128,598
Total current assets	$4,372,403	$3,960,742
Property and equipment, net	$19,305	$3,193
Construction-in-progress	$44,133,659	$41,423,399
Land use right, net	$4,090,369	$4,118,101
Other non-current assets	$9,492,501	$706,920
Total assets	$62,111,230	$50,215,568
Accounts payable-construction in progress	$16,239	$18,493
Total current liabilities	$542,440	$1,055,203
Long term loans	$6,448,688	$-
Amounts due to a related party	$12,399,628	$6,682,959
Total non-current liabilities	$20,856,491	$8,672,422
Total liabilities	$21,398,931	$9,727,625
Total stockholders’ equity	$40,712,299	$40,487,943

As of September 30, 2024, we had US$307,049 in cash, as compared to US$895,730 as of December 31, 2023. As we started our business operation in 2023 and are still at an early stage, we have been relying on directors’ loans, capital contribution and bank loans to finance our daily operation and construction in progress.

As of September 30, 2024, our construction in progress balance amounted to approximately US$44,133,659, as compared to US$41,423,399 as of December 31, 2023. This reflects the construction progress of our Hongchang Food Industrial Park.

Capital Expenditure Commitment as of September 30, 2024

As of September 30, 2024, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were US$13,087,649 and US$23,698,063 as of September 30, 2024, and December 31, 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024, and December 31, 2023.

The following table sets forth a summary of our cash flows for the periods presented:

	For nine months ended September 30,
	2024	2023
	US$	US$
Net cash (used in) provided by operating activities	$(2,675,911)	$777,143
Net cash used in investing activities	$(9,769,913)	$(41,407,175)
Net cash provided by financing activities	$11,862,891	$40,373,670
Effect of foreign exchange on cash, cash	$(5,748)	$1,116,340
Net (decrease) increase in cash	$(588,681)	$859,978
Cash at the beginning of the period	$895,730	$3,141
Cash at the end of the period	$307,049	$863,119

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was US$2,675,911, which primarily reflected our net loss of US$163,020 as mainly adjusted for (i) decrease in accounts receivable of US$447,683; (ii) increase in inventories of US$1,797,790, (iii) increase in advance to supplier of US$794,470, partially offset by (i) decrease in accounts payable of US$489,264 and (ii) decrease in accrued expenses and other payables of US$263,138.

Net cash provided by operating activities for the nine months ended September 30, 2023 was US$777,143, which primarily reflected our net loss of US$392,435 as mainly adjusted for the increase in other current assets of US$862,632, and offset by the increase in deferred subsidies of US$2,003,319.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was US$9,769,913 and US$41,407,175, mainly attributable to purchase of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was US$11,862,891, primarily due to (i) proceeds from long term loans of US$6,333,153 and (ii) proceeds from loans from related parties of US$7,943,309 and repayments of a loan from a related party US$2,413,571.

Net cash provided by financing activities for the nine months ended September 30, 2023 was US$40,373,670, primarily due to (i) capital contributions made by stockholders of US$41,241,108 and (ii) proceeds from a loan from a related party of US$1,792,987 and repayments of a loan from a related party US$2,660,425.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hongchang International Co., Ltd

Dated: November 13, 2024	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)