Form 10-K
period 2024-12-31
Hongchang International Co., Ltd
filed 2025-03-28
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.20, as reported on the OTC Pink Market, was approximately $4,265,529.20.

As of March 28, 2025, there were 518,831,367 shares of the registrant’s Common Stock outstanding.

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

We were incorporated in the State of Nevada on May 18, 1987, as Asphalt Associates, Inc. and changed its name to Pacific WebWorks Inc. in January 1999. From 1999 to 2016 the Company engaged in the development and distribution of web tools software, electronic business storefront hosting, and Internet payment systems for individuals and small to medium sized businesses. On February 23, 2016, the Company filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court for the District of Utah, and soon afterwards ceased its business activities. On August 19, 2016, the Company proposed a Plan of Liquidation and on November 28, 2016, the Court entered an order confirming the Plan of Liquidation and establishing a Liquidating Trust. On December 28, 2016, all assets and liabilities of the Company were transferred to the Liquidating Trust (the “Liquidation”).

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

On September 11, 2018, the Nevada Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 100-for-1 forward stock split. The total issued and outstanding shares of Common Stock have increased from 10,324,660 to 1,032,466,000 shares, with the par value unchanged at $0.001.

On September 25, 2018, the Financial Industry Regulatory Authority, Inc. (“FINRA”) approved the 100 for 1 forward stock split (the “Forward Split”) with an effective date of September 25, 2018 and a pay date of September 24, 2018. In connection with the Forward Split, no fractional shares were issued, and stockholders did not need to present certificates for exchange. The consideration for the Forward Split was payable directly to each stockholder by the issuance of shares representing the split differential.

On February 28, 2021, Ms. Wendy Wei Li resigned from her position with the Company as the Chief Financial Officer. To fill the vacancies created by Ms. Wendy Wei Li’s resignation, Mr. Ang was appointed as the Chief Financial Officer. On November 30, 2021, Mr. Bo Lyu has been appointed as the Chief Financial Officer. On August 21, 2023, Mr. Bo Lyu resigned as the Chief Financial Officer of the Company, and Ms. Wendy Li was appointed as the Chief Financial Officer of the Company. Effective May 8, 2024, Ms. Wendy Li resigned as the Chief Financial Officer of the Company, and Mr. Zengqiang Lin was appointed as the Chief Financial Officer of the Company.

On February 17, 2023, the Board appointed Mr. Zengqiang Lin as a director of the Company. On August 21, 2023, Hung Seng Tan, Kwee Huwa Tan, and Senad Busatlic, resigned from the Board. On the same date, Mr. Ban Siong Ang was reappointed and reconfirmed as the Chairman of the Board, and Ms. Zhenzhu Lin, Mr. Stephan Truly Busch, and Mr. Xingjia Gao were appointed as directors. On March 27, 2024, Mr. Stephan Truly Busch resigned as a director of the Company and Ms. Qingqing Wang was appointed as Board Secretary. On May 8, 2024, Mr. Xingjia Gao resigned as a director.

On August 8, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Nevada to effect a one-for-ten reverse stock split pursuant to which every ten shares of common stock issued and outstanding immediately prior to the effective time of such split were combined into one share of common stock.

On August 21, 2023, Mr. Zengqiang Lin was also appointed as the Chief Executive Officer and President of the Company.

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

Disposal of our then-existing business

On August 21, 2023, we entered into a share purchase agreement (“Share Purchase Agreement”) with our Director, Mr. Ban Siong Ang as the buyer, to dispose of our existing assets held prior to the Hongchang Acquisition, comprising of our entire shareholding interest in HP TECHNOLOGY LIMITED, which directly and indirectly holds the equity interest in our indirect subsidiaries, Heyu Healthcare Technology Limited, Jiashierle (Xiamen) Healthcare Technology Co., Ltd. and our 60% equity interest in Shanghai Kangzi Medical Technology Co., Ltd. (the “Share Disposal”). Our Company received nominal consideration for the Share Disposal as we have determined that our shareholding interest in HP TECHNOLOGY LIMITED is of a deficit value. The Share Disposal was consummated on September 4, 2023.

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

Corporate Structure

The following diagram sets forth the corporate structure of the Company as of the date of this Annual Report:

Cash Transfers and Distributions

No cash transfers have occurred among our subsidiaries and the Company during the fiscal years ended December 31, 2024 and 2023. We are not aware of any restrictions on foreign exchange or limitations on transferring cash among the Company, our BVI subsidiary, and our Hong Kong subsidiary. Transfers of funds among our PRC subsidiaries are free of restrictions. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Remittances of funds from our PRC subsidiaries to the Company, our BVI subsidiary, and/or our Hong Kong subsidiary are subject to review and conversion of Renminbi to U.S. Dollars through the bank designated and authorized by China’s State Administration of Foreign Exchange (“SAFE”) to monitor foreign exchange activities.

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

During the fiscal years ended December 31, 2024 and 2023, (1) no cash transfers have occurred between our Company and its subsidiaries; (2) none of our subsidiaries have made any dividend payment or distribution to our Company; and (3) neither the Company nor any of its subsidiaries have made any dividends or distributions to U.S. investors. Our subsidiaries have no plans to make any distribution or dividend payment to the Company in the near future. Neither the Company nor any of its subsidiaries have plans to make any distribution or dividend payment to the investors in the near future.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our business strategy, results of operations, or financial condition during the financial years ended December 31, 2024 and December 31, 2023.

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

FISCAL YEAR 2023	HIGH	LOW
First Quarter	$0.8295	$0.0130
Second Quarter	2.1000	0.7940
Third Quarter	2.8980	0.2931
Fourth Quarter	0.6000	0.2222

FISCAL YEAR 2024	HIGH	LOW
First Quarter	$0.3520	$0.2222
Second Quarter	0.3000	0.2001
Third Quarter	0.3020	0.2001
Fourth Quarter	0.2720	0.1026

As of March 27, 2025, the last sale price reported on the OTC Pink Market for our Common Stock was $0.155 per share.

Dividend Policy

We have not paid any dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.

Stockholders of Record

As of March 28, 2025, we had 724 holders of record of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2024, 2023 and 2022, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2024, 2023 and 2022 and current reports on Form 8-K. There were no repurchases of the common stock of the Company by the Company during the fiscal years ended December 31, 2024 and 2023.

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

Results of Operations

The following chart provides a summary of our results of operations for the fiscal years ended December 31, 2024 and 2023:

	Fiscal Year ended December 31,
	2024	2023
Net revenue	$2,867,102	$2,675,789
Cost of revenue	(2,685,470)	(2,606,431)
Gross profit	181,632	69,358
Total operating expenses	(564,958)	(538,930)
Loss from operations	(383,326)	(469,572)
Total other income (expense)	(111,370)	24,873
Loss before income taxes	(494,696)	(444,699)
Income tax benefit	(22,303)	(65,905)
Net loss	$(472,393)	$(378,794)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of our revenue will be primarily driven by increasing our product variety, expanding the distribution network, both in China and overseas and the initiation of other projects or business lines in the future. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of $2,867,102 for the year ended December 31, 2024, compared to $2,675,789 for the year ended 2023, due to launch of our new beef and mutton supplying business at the end of 2024.

Cost of revenue

Cost of revenues represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenues was $2,685,470 for the year ended December 31, 2024, compared to $2,606,431 for the year ended 2023, due to the increase in sales.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. We had a gross profit of $181,632 and $69,358 for the years ended December 31, 2024 and 2023, respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

Sales and marketing expenses consist primarily of advertising expenses, gift expenses and sample fees. We incurred advertising expenses of $1,353 and $nil for the years ended December 31, 2024 and 2023, respectively.

General and administrative expenses

We incurred general and administrative expenses of $560,577 and $538,902 for the years ended December 31, 2024 and 2023, respectively.

Income tax expense

We incurred income tax benefit of $22,303 and $65,905 for the years ended December 31, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of $472,393 and $378,794 for the years ended December 31, 2024 and 2023 respectively.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items for the fiscal years ended December 31, 2024 and 2023, and should be read in conjunction with the financial statements, and notes thereto, included with this Report at Part II, Item 8, below.

Year ended December 31	2024	2023
Cash	$240,598	$895,730
Accounts receivables, net	$52,514	$742,851
Amount due from a related party	38,360	141
Other receivables, net	$6,854,374	$1,106,574
Other current assets	$936,230	$1,128,598
Total current assets	$8,126,102	$3,960,742
Construction-in-progress	$41,264,766	$41,423,399
Land use right, net	$3,909,114	$4,118,101
Total assets	$57,451,227	$50,215,568
Accounts payable-construction in progress	$12,289	$18,493
Amounts due to a related party - current portion	$6,289,440	-
Total current liabilities	$6,691,706	$1,055,203
Amounts due to a related party	$3,493,486	$6,682,959
Total non-current liabilities	$11,986,051	$8,672,422
Total liabilities	$18,677,757	$9,727,625
Total equity	$38,773,470	$40,487,943

As of December 31, 2024, we had US$240,598 in cash, as compared to US$895,730 as of December 31, 2023. We continued financing our daily operation and construction in progress in 2024.

As of December 31, 2024, our construction in progress balance amounted to approximately US$41,264,766, as compared to US$41,423,399 as of December 31, 2023. This reflects the construction progress of our Hongchang Food Industrial Park.

 Capital Expenditure Commitment as of December 31, 2024

As of December 31, 2024, the Company has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $9,275,828 and $18,492,173 as of December 31, 2024 and 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 and 2023.

The following table sets forth a summary of our cash flows for the periods presented:

	For the years ended December 31,
	2024	2023
	US$	US$
Net cash (used in) provided by operating activities	$(7,337,639)	$750,521
Net cash used in investing activities	$(3,504,356)	$(41,679,473)
Net cash provided by financing activities	$10,204,753	$40,942,007
Effect of foreign exchange on cash	$(17,890)	$879,534
Net (decrease) increase in cash	$(655,132)	$892,589
Cash at the beginning of the year	$895,730	$3,141
Cash at the end of the year	$240,598	$895,730

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was US$7,337,639, which primarily reflected our net loss of US$472,394 as mainly adjusted for amortization of US$90,510, and adjustment for changes in working capital primarily consisting of a decrease in accounts receivable of US$677,615 and increase in other current assets of US$183,013 offset by (i) decrease in accounts payable of US$640,421, (ii) increase in other receivable of US$6,920,988 and (iii) decrease in accrued expenses and other payables of US$236,528.

Net cash provided by operating activities for the year ended December 31, 2023 was US$750,521, which primarily reflected our net loss of US$378,794 as mainly adjusted for amortization of US$88,173, and adjustment for changes in working capital primarily consisting of an increase in other current assets of US$1,058,798 offset by (i) increase in deferred subsidies of US$1,990,873, (ii) increase in accounts payable of US$645,831 and (iii) increase in accrued expenses and other payables of US$313,708.

Investing activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was US$3,504,356 and US$41,679,473, mainly attributable to the purchase of property and equipment and payments for acquisitions of businesses.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was US$10,204,753, primarily due to (i) proceeds from long term loans of US$6,884,567 and (ii) loans from related parties of US$8,926,432 and repayments to related parties US$5,606,246.

Net cash provided by financing activities for the year ended December 31, 2023 was US$40,942,007, primarily due to (i) capital contributions made by stockholders of US$41,241,108 and (ii) loan from a related party of US$2,900,289 and repayments to a related party of US$3,199,390.

Critical Accounting Policies Involving Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the assessment of the expected credit losses for receivables and the recoverability of long-lived assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this report reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

The critical accounting policies, judgments and estimates that we believe to have the most significant impact on our consolidated financial statements are described below, which should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this report. When reviewing our financial statements, you should consider:

●	our selection of critical accounting policies;

●	the judgments and other uncertainties affecting the application of such policies;

●	the sensitivity of reported results to changes in conditions and assumptions.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider our critical accounting estimates include (i) allowance for expected credit losses for accounts receivable and (ii) impairment of long-lived assets.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Allowance of Expected Credit Losses

The Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2023 using a modified retrospective approach. ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

Our account receivables, advance to suppliers, other receivables and long-term prepayments are within the scope of ASC Topic 326. We use the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, we make the assessment on various factors, including historical experience, credit-worthiness of debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the debtors. We also provide specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected. Expected credit losses are included in the consolidated statements of operations and comprehensive income(loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance. There were no expected credit loss for the years ended December 31, 2024 and 2023.

Impairment of long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, construction in progress, intangible assets and land use right, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. Impairment charge recognized for the years ended December 31, 2024 and 2023 were $2,837 and $nil, respectively.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates due to the same reasons illustrated in “Evaluation of Disclosure Controls and Procedures” above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Our Directors and Executive Officers

Name	Age	Position
Zengqiang Lin	28	Director, Chief Executive Officer, Chief Financial Officer and President
Ban Siong Ang	50	Director and Chairman of the Board
Zhenzhu Lin	32	Director
Qingqing Wang	31	Board Secretary

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

Director Independence

After review of all relevant transactions or relationships between each director, or any of his or her family members, our Board has determined that there is no “independent director” as defined under the Nasdaq listing standards. Pursuant to the applicable Nasdaq listing standards, an “independent director” refers to a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that govern the purchase, sale and/or other dispositions of the Company’s securities and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household. A copy of such policy is filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons with respect to the period from January 1, 2024 through December 31, 2024, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers for the fiscal years ended December 31, 2024 and 2023 for the Company.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Zengqiang Lin	2024	3,335	-	-	-	-	-	3,335
CEO, CFO, President and Director	2023	1,130	-	-	-	-	-	1,130	(1)

Wendy Li(2)	2024	-	-	-	-	-	-	-
Former CFO	2023	-	-	-	-	-	-	-
		-	-	-	-	-	-	-
Bo Lyu(3)	2024	-	-	-	-	-	-	-
Former CFO	2023	64,000	-	-	-	-	-	64,000

(1)	Such amounts were accrued based on his appointment date in 2023. Mr. Zengqiang Lin was appointed as a director of the Company on February 17, 2023, and also as the Chief Executive Officer of the Company on August 21, 2023, and as the Chief Executive Officer of the Company on May 8, 2024.

(2)	Ms. Wendy Li was appointed as the Chief Financial Officer of the Company on August 21, 2023, and resigned from her position on May 8, 2024.

(3)	Mr. Bo Lyu was appointed as the Chief Financial Officer of the Company on November 30, 2021, and resigned from his position on August 21, 2023.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Compensation of Directors

The following is a summary of the compensation we paid to our non-executive directors, for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ban Siong Ang	-	-	-	-	-	-	-

Zhenzhu Lin	-	-	-	-	-	-	-

Stephan Truly Busch (1)	5,000	-	-	-	-	-	5,000

Xingjia Gao (2)	-	-	-	-	-	-	-

(1)	Mr. Stephan Truly Busch was appointed as a director of the Company on August 21, 2023 and resigned from his position on March 27, 2024.

(2)	Mr. Xingjia Gao was appointed as a director of the Company on August 21, 2023, and resigned from his position on May 8, 2024.

We do not currently have an established policy to provide compensation to members of our Board for their services in that capacity.

Option Plan

We currently do not have a Stock Option Plan. However, we may issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, and members of the Board and consultants of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 28, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of common stock listed below. For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares of common stock beneficially owned by such person or group by (b) the sum of the shares of common stock outstanding as of March 28, 2025, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 28, 2025. The address for each individual listed below is Block 20, Hongchang Food Co., Ltd. Yuanhong Investment Zone, Donggao Village, Chengtou Town, Fuqing City, Fuzhou City, Fujian Province, 350300, PRC, unless otherwise noted. Currently, there are no equity compensation plans in place for the Company.

Name and Address of Beneficial Owner (1)	Number of Shares(2)	Percentage(3)
Directors and Executive Officers
Zengqiang Lin(4)	353,322,843	68.1%
Ban Siong Ang	56,011,747	10.8%
Zhenzhu Lin(5)	62,259,532	12.0%
Qingqing Wang	-	-
Directors and officers as a group (four persons)	471,594,122	90.9%
Other 5% or more stockholders	-	-

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	The number of shares of common stock reflects the 100-for-1 forward stock split effective on September 25, 2018, and the 1-for-10 reverse stock split effective on August 14, 2023.
(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(4)	Mr. Zengqiang Lin is the sole stockholder of Zengqiang Investment Limited. Mr. Zengqiang Lin is the sibling of Ms. Zhenzhu Lin. Ms. Zhenzhu Lin and Mr. Zengqiang Lin are not acting in concert to acquire interests in the securities of our Company and Mr. Zengqiang Lin expressly disclaims any interest in the securities of our Company held directly or indirectly by Ms. Zhenzhu Lin.
(5)	Ms. Zhenzhu Lin is the sole stockholder of Hong Jin Investment Limited. Ms. Zhenzhu Lin is the sibling of Mr. Zengqiang Lin. Ms. Zhenzhu Lin and Mr. Zengqiang Lin are not acting in concert to acquire interests in the securities of our Company and Ms. Zhenzhu Lin expressly disclaims any interest in the securities of our Company held directly or indirectly by Mr. Zengqiang Lin.

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

Loan Agreements with Related Parties

As of December 31, 2024 we obtained several loans from Mr. Zengqiang Lin, the CEO of the Company, with an aggregate principal amount of approximately $9.2 million, The loan agreement was signed on April 1, 2023, Hongchang Food would be able to obtain aggregate maximum loans of up to RMB60.0 million (US$8.5 million) from Mr. Zengqiang Lin for the period from April 1, 2023 to March 31, 2026.The loan is unsecured and non-interest bearing.

Controlling Stockholder

Zengqiang Investment Limited is the investment vehicle of our controlling stockholder and director, Mr. Zengqiang Lin, and directly owns 67.1% of our shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2024 and 2023:

	2024	2023
Audit Fees	$109,000	$80,000
Tax Fees	3,800	-
Total	$112,800	$80,000

Audit Fees

Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Tax Fees.

Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2024 and 2023, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

Pre-Approval Policies and Procedures.

Our Board pre-approved all services to be provided by WWC, Professional Corporation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(1)	Articles of Incorporation.
3.2(2)	Certificate of Amendment.
3.3(3)	Certificate of Amendment.
3.4(4)	Certificate of Amendment.
3.5(5)	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2023.
3.5(6)	By-Laws.
3.6(7)	First Amendment to the By-Laws.
3.7(8)	Second Amendment to the By-Laws.
3.8(9)	Third Amended and Restated Bylaws of Hongchang International Co., Ltd effective as of November 23, 2023.
4.1(10)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(11)	Share Exchange Agreement dated August 21, 2023 by and between Heyu Biological Technology Corporation, Hong Chang Global Investment Holdings Limited, Zengqiang Investment Limited and Hong Jin Investment Limited.
10.2(12)	Share Purchase Agreement dated August 21, 2023 by and between Heyu Biological Technology Corporation and Mr. Ban Siong Ang.
10.3(13)	Form of Director Service Agreement between the Registrant and its Directors.
14.1*	Code of Ethics
19.1*	Insider trading policies and procedures
21.1*	List of subsidiaries of the registrant

Exhibit	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2024 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 6, 2018, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 3, 2018, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on September 14, 2018, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 21, 2023, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form 10-12G, as filed with the SEC on July 16, 1999, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 2018, and incorporated herein by this reference.
(8)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on July 1, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on November 24, 2023, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 10-K, as filed with the SEC on March 23, 2023, and incorporated herein by reference.
(11)	Filed as exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.
(12)	Filed as exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.
(13)	Filed as exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on August 23, 2023, and incorporated herein by reference.

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28,2025.

Hongchang International Co., Ltd

By:	/s/ Zengqiang Lin
Name:	Zengqiang Lin
Title:	Chief Executive Officer, Chief Financial Officer, Director, and President (Principal Executive Officer, Principal Financial Officer, and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Zengqiang Lin	Chief Executive Officer, Chief Financial Officer and Director	March 28, 2025
Zengqiang Lin	(Principal Executive Officer)

/s/ Ban Siong Ang	Director	March 28, 2025
Ban Siong Ang

/s/ Zhenzhu Lin	Director	March 28, 2025
Zhenzhu Lin

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders
Hongchang International Co., Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hongchang International Co., Ltd and its subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows in each of the years for the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there is no critical audit matter.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No.1171

We have served as the Company’s auditor since 2018.

San Mateo, California

March 28, 2025

Hongchang International Co., Ltd

Consolidated Balance Sheets

	As of December 31,
	2024	2023
	US$	US$
ASSETS:
Current assets:
Cash	240,598	895,730
Accounts receivable, net	52,514	742,851
Amount due from a related party	38,360	141
Other receivable, net	6,854,374	1,106,574
Inventories, net	-	13,713
Advance to supplier	4,026	13,811
Advance to supplier-related party	-	59,324
Other current assets	936,230	1,128,598
Total current assets	8,126,102	3,960,742

Non-current assets:
Property and equipment, net	16,888	3,193
Construction-in-progress	41,264,766	41,423,399
Intangible assets, net	-	3,213
Land use right, net	3,909,114	4,118,101
Other non-current assets	4,134,357	706,920
Total non-current assets	49,325,125	46,254,826
Total assets	57,451,227	50,215,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term loans -current portion	235,306	-
Accounts payable	-	650,905
Accounts payable-construction in progress	12,289	18,493
Advances from customers	255	-
Amounts due to related parties -current portion	6,289,440	-
Accrued expenses and other liabilities	154,416	385,805
Total current liabilities	6,691,706	1,055,203

Non-current liabilities
Deferred subsidies	1,929,637	1,989,463
Long term loans	6,562,928	-
Amounts due to related parties	3,493,486	6,682,959
Total non-current liabilities	11,986,051	8,672,422

Total liabilities	18,677,757	9,727,625

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of December 31, 2024 and 2023, respectively)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Statutory reserves	1,197	-
Accumulated deficit	(1,292,076)	(812,539)
Accumulated other comprehensive (loss) income	(365,573)	876,423
Total Hongchang International Co., Ltd’s stockholders’ equity	38,767,607	40,487,943
Non-controlling interests	5,863	-
Total equity	38,773,470	40,487,943

Total liabilities and equity	57,451,227	50,215,568

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Operations and Comprehensive Income(Loss)

	For the years ended December 31,
	2024	2023
	US$	US$
Net revenue:	2,867,102	2,675,789
Cost of revenue	(2,685,470)	(2,606,431)
Gross profit	181,632	69,358
Sales and marketing expenses	(1,544)	(28)
General and administrative expenses	(560,577)	(538,902)
Intangible asset impairment charge	(2,837)	-
Total operating expenses	(564,958)	(538,930)
Operating loss	(383,326)	(469,572)
Interest income	1,155	1,386
Other income	1,167	23,531
Other expenses	(113,692)	(44)
Loss before income taxes	(494,696)	(444,699)
Income tax benefit	22,303	65,905
Net loss	(472,393)	(378,794)

Other comprehensive loss net of tax:
Foreign currency translation difference net of tax	(1,242,080)	861,331
Total comprehensive (loss) income	(1,714,473)	482,537
Less: comprehensive income attributable to non-controlling interest	5,863	-
Comprehensive (loss) income attributable to Hongchang International Co., Ltd’s common stockholders	(1,720,336)	482,537

Loss per share:
Common stocks - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stocks - basic and diluted	518,831,367	450,231,897

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Changes in Stockholders’ Equity

	Ordinary Shares		Subscription	Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder's	Non- controlling	Total Stockholder’s
	Shares	Amount	Receivable	Capital	Reserve	Deficit	income (loss)	equity	interests	Equity
		US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2023	415,582,375	415,582	(415,582)	-	-	(433,745)	15,092	(418,653)	-	(418,653)
Net loss	-	-	-	-	-	(378,794)	-	(378,794)	-	(378,794)
Foreign currency translation adjustment	-	-	-	-	-	-	861,331	861,331	-	861,331
Contribution from shareholder	-	-	415,582	40,825,526	-	-	-	41,241,108	-	41,241,108
Deemed issuance of share upon the Merger transaction	103,248,992	103,249	-	(920,298)	-	-	-	(817,049)	-	(817,049)
Balance as of January 1, 2024	518,831,367	518,831	-	39,905,228	-	(812,539)	876,423	40,487,943	-	40,487,943
Net loss	-	-	-	-	-	(478,340)	-	(478,340)	5,947	(472,393)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,241,996)	(1,241,996)	(84)	(1,242,080)
Appropriation of statutory reserve	-	-	-	-	1,197	(1,197)	-	-	-	-
Balance as of December 31, 2024	518,831,367	518,831	-	39,905,228	1,197	(1,292,076)	(365,573)	38,767,607	5,863	38,773,470

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(472,393)	(378,794)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	90,510	88,173
Intangible asset impairment charge	2,837	-
Accrued interest income derived from loan to third party	-	(23,249)
Deferred tax benefit	(22,303)	(65,905)
Gain on disposal of subsidiary	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	677,614	(743,377)
Amount due from a related party	(38,912)
Inventories	13,493	(13,723)
Advance to supplier	(18,280)
Other receivable	(6,920,988)	(4,218)
Advance to supplier-related party	58,368	-
Other current assets	183,013	(1,058,798)
Other non-current assets	(13,897)	-
Accounts payable	(640,421)	645,831
Accrued expenses and other payables	(236,528)	313,708
Advance from customers	258	-
Deferred subsidies	-	1,990,873
Net cash (used in) provided by operating activities	(7,337,639)	750,521

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment for acquisition of businesses	(567,005)	-
Purchases of property and equipment	(4,021,962)	(40,596,144)
Purchases of software	-	(3,297)
Loans to related parties	-	(141)
Cash disposed on disposal of subsidiary	(131)	-
Repayments from a related party	139	-
Repayments from a third party	1,084,603	-
Loan to third party	-	(1,079,891)
Net cash used in investing activities	(3,504,356)	(41,679,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	41,241,108
Proceeds from long term loans	6,884,567	-
Repayments to related parties	(5,606,246)	(3,199,390)
Loans from related parties	8,926,432	2,900,289
Net cash provided by financing activities	10,204,753	40,942,007

Effect of exchange rate changes	(17,890)	879,534

Net (decrease) increase in cash	(655,132)	892,589
Cash at beginning of year	895,730	3,141
Cash at end of year	240,598	895,730
Supplemental disclosure of cash flow information
Interest paid	294,509	-
Interest capitalized	316,197	-
Supplemental disclosure of non-cash transactions
Accrued but unpaid interest capitalized in construction-in-progress	21,688	-

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

Through the Reorganization, the Company became the holding company of the companies now comprising the Group. Accordingly, for the purpose of preparation of the consolidated financial statements of the Group, the Company is considered as the holding company of the companies now comprising the Group throughout the reporting period. Through the Reorganization, the Company became the holding company of the contributed businesses now comprising the Group, which were under the common control of the controlling stockholder before and after the Reorganization. Accordingly, the financial statements were prepared on a consolidated basis by applying the principles of the pooling of interest method as if the Reorganization had been completed at the date when contributed business first came under the control of the controlling party. The consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows of the Group included the results and cash flows of all companies now comprising the Group from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling stockholder, whenever the period is shorter.

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

Foreign Currency

For fiscal year 2024, the Group’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of stockholders’ equity included in other comprehensive (loss) income. Gains and losses from foreign currency transactions are included in profit or loss.

	As of December 31,
	2024	2023
RMB: US$ exchange rate	7.2993	7.0798

	For the years ended December 31,
	2024	2023
RMB: US$ exchange rate	7.1957	7.0748

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$68,500 (RMB 500,000). The amount in excess of the insurance as of December 31, 2024, was approximately US$147,900, the Group has not experienced any losses in bank accounts.

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

Lease

At inception of a contract, the Group assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Group assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Group recognizes operating lease expenses on a straight-line basis over the lease term.

Short-term leases

The Group has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. Lease payments associated with these leases are expensed as incurred.

Sales and leaseback contracts

The Group enters sale and leaseback transactions. The Group acts as the seller-lessee, transfers its assets to a third-party entity (the buyer-lessor) and then leases the transferred assets back from the buyer-lessor at a contract designated rental price. The Group evaluates if sales of the underlying assets in the sale and leaseback contract has occurred in accordance with ASC 606. When a sale and leaseback transaction does not qualify for sale accounting, the transaction is accounted for as a financing transaction by the seller-lessee and a lending transaction by the buyer-lessor. The seller-lessee shall not derecognize the transferred asset and shall account for any amounts received as a financial liability.

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the years ended December 31, 2024 and 2023, the total interest capitalized in the construction-in-progress was US$316,197 and US$nil, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than The Group had originally estimated. When these events occur, The Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, The Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the years ended December 31, 2024 and 2023 was $2,837 and $nil, respectively.

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

Financial assets and liabilities of The Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of December 31, 2024 and 2023, the carrying values of these financial assets and liabilities approximate their fair values due to the short-term nature.

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

Cost of revenue

Costs of revenues consist primarily of purchase price of products, shipping and handling expense and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenues. The Group accounts for shipping and handling expenses as fulfilment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to US$11,521 and US$nil for the years ended December 31, 2024 and 2023, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of advertising expenses, gift expenses and sample fees. The Group expenses all advertising costs as incurred. Advertising costs amounted to US$1,353 and US$nil for the years ended December 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were US$1,929,637 and US$1,989,463 as of December 31, 2024 and 2023, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Current income taxes are recorded in accordance with the regulations of the relevant tax jurisdiction. The Group accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Tax, (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between carrying amounts of existing assets and liabilities in the financial statements and their respective tax basis, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change. Valuation allowances are established when necessary to reduce the amount of deferred tax assets if it is considered more likely than not that amount of the deferred tax assets will not be realized.

The Group records liabilities related to uncertain tax positions when, despite The Group’s belief that The Group’s tax return positions are supportable, The Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of December 31, 2024 and 2023.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of The Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the years ended December 31, 2024 and 2023, The Group’s comprehensive income(loss) includes net income(loss) and other comprehensive income(loss).

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

Liquidity

As reflected in the Financial Statements, the Group had an accumulated deficit of US$1,292,076 at December 31, 2024, a net loss of US$472,393 and net cash used in operating activities of US$7,337,639 during the year ended December 3l, 2024. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. However, in May 2023, Hongchang BVI received a cash injection of US$41,241,108 from shareholders via its subsidiary, Hongchang Food. On April 1, 2023, Hongchang Food secured an interest-free loan agreement with Zengqiang Lin, enabling it to access up to RMB60.0 million (approximately US$8.5 million) from April 1, 2023, to March 31, 2026. During 2024, Hongchang Food obtained long-term loans of total RMB45.5 million (approximately US$6.2 million) from Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.. On October 23, 2024, Hongchang Food entered into a sales and leaseback contract with Chailease International Finance Co., Ltd.. Pursuant to the contract, the Company sold its machines for RMB 4,100,000 (approximately US$561,698) and immediately leased it back from Chailease for a three-year period from October 25, 2024 to October 25, 2027. Consequently, the combination of the Company's current cash reserves, the capital contributions received, and the loans from shareholders are anticipated to provide sufficient funds to carry out the Company’s planned operations through the next twelve months. On January 20, 2025 Hongchang Food entered into an agreement with the construction contractor, to refund RMB50 million ($6,849,972) in 2025. On March 21, 2025, Hongchang Food entered into an agreement with controlling shareholder, Zengqiang Lin, the shareholder promised that an amount of RMB25.5 million ($3,482,954) that the Company due to the controlling shareholder would not be asked to payback until March 31, 2026, management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated.

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

Concentration of customers and suppliers

As of December 31, 2024, one client accounted for 100% of The Group’s total accounts receivable. The major client is a local supermarket which has more than 10 stores in Fujian Province. The Group’s outstanding account receivable from this client as of December 31, 2024 has been collected in full on January 10, 2025. No credit loss expense incurred historically for this client.

As of December 31, 2023, one major client accounted for 96% of The Group’s total accounts receivable. The client is a leading agricultural food processing company in China. The Group’s outstanding account receivable from this client as of December 31, 2023 has been collected in full on January 26, 2024. No credit loss expense incurred historically for this client.

For the year ended December 31, 2024, one major client accounted for 24% of The Group’s total revenues.

For the year ended December 31, 2023, one major client accounted for 96% of The Group’s total revenues.

As of December 31, 2024, one vendor accounted for 100% of The Group’s total account payable. For the year ended December 31, 2024, two vendors accounted for 46% and 29% of The Group’s total purchases, respectively.

As of December 31, 2023, two vendors accounted for 81% and 15% of The Group’s total account payable. For the year ended December 31, 2023, three vendors accounted for 42%, 38% and 16% of The Group’s total purchases, respectively.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the ASU is effective for annual periods beginning after December 15, 2025. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
Accounts receivable	52,514	742,851
	52,514	742,851

For the years ended December 31, 2024 and 2023, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
Loans to third parties	-	1,079,127
Advanced construction payment	6,849,972	-
Others	4,402	27,447
	6,854,374	1,106,574

As the result of negotiation between Hongchang Food and Sichuan Xiongji, the advanced payment for the construction of Hongchang Food Industrial Park of RMB 50 million (US$6,849,972) will be refunded in 2025.

For the years ended December 31, 2024 and 2023, the Company had no allowance for expected credit losses for other receivable.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
VAT recoverable	846,269	1,039,421
Deferred tax assets	85,865	65,858
Prepaid Expenses	4,096	23,319
	936,230	1,128,598

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
Office equipment	3,279	3,381
Other machinery and Equipment	17,546	-
Accumulated depreciation	(3,937)	(188)
	16,888	3,193

Depreciation expense was US$3,809 and US$188 for the years ended December 31, 2024 and 2023.

7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
Construction in progress	41,264,766	41,423,399
	41,264,766	41,423,399

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. Hongchang Food Industrial Park is still under construction.

8. INTANGIBLE ASSTES

Intangible assets consist of the following:

	As of December 31,
	2024	2023
	US$	US$
Purchased software	3,196	3,295
Less: accumulated amortization	(399)	(82)
Less: impairment allowance	(2,797)	-
	-	3,213

Amortization expenses for the Purchased software were US$324 and US$82 for the years ended December 31, 2024 and 2023, respectively. Impairment charge were US$2,837 and US$nil for the years ended December 31, 2024 and 2023, respectively.

9. LAND USE RIGHT, NET

Land use rights, net consist of the following:

	As of December 31,
	2024	2023
	US$	US$
Land use rights	4,256,831	4,388,808
Less: accumulated amortization	(347,717)	(270,707)
	3,909,114	4,118,101

Amortization expenses for the land use rights were US$86,377, and US$87,903 for the years ended December 31, 2024 and 2023, respectively. No impairment charge was recorded for the years ended December 31, 2024 and 2023, respectively. The term is 50 years of the land use right and will terminate in 2070.

	For the years ending December 31,
	2025	2026	2027	2028	2029	2030 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	86,383	86,383	86,383	86,383	86,383	3,477,199

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
Other non-current asset –Advanced construction payment	3,561,700	706,920
Other non-current asset –Prepayment for acquisition of businesses	558,957	-
Other non-current asset –Leasehold deposit	13,700	-
	4,134,357	706,920

Other non-current asset were US$4,134,357, and US$706,920 for the years ended December 31, 2024 and 2023, respectively, which primarily consist of advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

On September 8, 2024, the Group entered into an agreement with Jingbiao Weng, a shareholder of Pucheng County Lvkanger Food Co., Ltd, to acquire 51% of its equity for RMB4.08 million (approximately US$0.56 million), with the agreement that the equity would be delivered on January 1, 2025. The payment for the acquisition has been made by Zengqiang Lin on behalf of the Group.

11. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2024	2023
	US$	US$
Payroll and welfare payables	80,115	92,262
Value-added tax and other taxes payable	8,197	239,543
Others	66,104	54,000
	154,416	385,805

12. LONG TERM LOANS

Long-term loans represent the amounts due to various banks and financial lease companies lasting over one year. As of December 31, 2023, the Group had no loans, as of December 31, 2024, outstanding balances on long term loans consist of the following:

				Effective
			Maturity	Interest
Creditors		Balance	Date	Rate	Collateral/Guarantee
		US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	2,191,991	Jan-16-2034	5.25%	Construction in progress of
	2	2,465,990			the Hongchang Food
	3	958,996			Industrial Park, WFOE,
	4	273,999			Mr. Zengqiang Lin,
	5	342,499			Ms. Zhenzhu Lin
Subtotal		6,233,475
Chailease International Finance Co., Ltd. (“Chailease”)		564,759	Oct-25-2027	15.16%	Machines, WFOE,
					Mr. Zengqiang Lin and
					Mr. Huaqiang Lin
Total		6,798,234

On October 23, 2024, Hongchang Food entered into a sales and leaseback contract with Chailease. Pursuant to the contract, the Company sold its machines for RMB 4,100,000 (approximately US$561,698) and immediately leased it back from Chailease for a three-year period from October 25, 2024 to October 25, 2027. The cost of the relevant equipment approximately RMB1.59 million (approximately US$218,505), which has been accounted in the other non-current assets. The Company had not transferred the control of the underlying assets to Chailease and the Company evaluated that the sales transaction did not qualify as a sale in accordance with ASC 606. Therefore, the sales and leaseback contract was in essence a debt financing arrangement and did not apply sales and leaseback accounting in ASC 842. The proceeds, net of the financing costs, were financial liability with a yearly implied interest rate of 15.16%. This long-term loan was guaranteed by WFOE, Mr. Zengqiang Lin and Mr. Huaqiang Lin. The Company was required to make monthly interest and principal payment. During the year ended December 31, 2024, The Company repaid RMB20,000 (approximately US$2,740). As of December 31, 2024, the Company had outstanding balance of US$564,759, of which US$161,325 and US$403,434 were classified to current portion and non-current portion, respectively.

The future maturities of long-term loans due to Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. are as follows:

For the years ending December 31,	Principal
Remainder of 2024	$—
2025	73,981
2026	136,999
2027	136,999
2028	263,039
Thereafter	5,622,457
$6,233,475
less: current portion	$73,981
Non-current portion	$6,159,494

The purposes of these long term loans are for the construction of Hongchang Food Industrial Park, the interest of these loans was capitalized in construction-in-progress, Interest capitalized in construction-in-progress was US$316,197 and US$nil for the years ended December 31, 2024 and 2023, respectively.

13. INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

United States

The Company is subject to U.S. Federal tax laws. On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carry forwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

British Virgin Islands

Hongchang BVI was incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their stockholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

HK$2.0 million assessable profits will be subject to a lower tax rate of 8.25% and the excessive taxable income will continue to be taxed at the existing 16.5% tax rate. The two-tiered tax regime becomes effective from the assessment year of 2018/2019, which was on or after April 1, 2018. The application of the two-tiered rates is restricted to only one nominated enterprise among connected entities.

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

Hongfu Food, engaged in primary processing of agricultural products, is eligible for full exemption from corporate income tax under the tax preferential policies stipulated in the “EIT Laws”, with an effective tax rate of 0% during the relevant accounting period.

Income taxes in the PRC are consist of:

	For The Year Ended December 31,
	2024	2023
Deferred income tax benefit	22,303	65,905
Total income tax benefit	$22,303	$65,905

13. INCOME TAX (cont.)

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For The Year Ended December 31,
	2024	2023
PRC statutory income tax rates*	25.00%	25.00%
Non-deductible expenses	(0.27)%	(0.34)%
Preferential tax rate reduction	(1.2)%	-
Change in valuation allowance	(18.97)%	(3.80)%
Actual income tax rate	4.56%	20.85%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate

Deferred tax assets consist of the following:

	As of December 31,
	2024	2023
Land use right amortization	$85,865	$65,858
Net operating losses carried forward in the PRC	148,993	101,852
Net operating losses carried forward in the U.S.	193,608	150,645
Totals	428,466	318,355
Less: Valuation allowance	(342,601)	(252,497)
Deferred tax assets, net	85,865	65,858

As of December 31, 2024 and 2023, the Company’s PRC entities had net operating loss carryforwards of approximately $0.49 million and $0.42 million, respectively which will start to expire from 2026. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of December 31, 2024 and 2023, full valuation allowance is provided against the deferred tax assets related to the Company’s net operating loss carryforwards based upon management’s assessment as to their realization.

14. COMMON STOCKS AND ADDITIONAL PAID-IN CAPITAL

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

15. RELATED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”)	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd.(“Changhong”)	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Fujian Xindefu Agricultural Products Co., Ltd.(“Xindefu”)	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu
Fujian Xiangbing Logistics Co., Ltd. (“Xiangbing”)	Common controller with Xindefu
Huaqiang Lin	Father of Zengqiang Lin

15. RELATED PARTY TRANSACTIONS (cont.)

(b)	Other than disclosed elsewhere, The Group had the following significant related party transactions for the years ended December 31, 2024 and 2023:

	For years ended
	December 31,
	2024	2023
	US$	US$
Loans from related parties:
-Zhenzhu Lin	1,683,718	-
-Zengqiang Lin	5,685,707	2,900,289
-Xiuhua Zhou	1,557,007	-
	8,926,432	2,900,289

Repayments to related parties:
-Zhenzhu Lin	(1,644,203)	-
-Zengqiang Lin	(2,405,036)	(3,199,390)
-Xiuhua Zhou	(1,557,007)	-
	(5,606,246)	(3,199,390)

Refunds from a related party
-Xinhongbo	58,368	-
-Changhong	139	-
	58,507	-

Capital contribution to Hongchang Food:
-Zengqiang Lin	-	41,241,108

Sales of goods:
-Fujian Xindefu Agricultural Products Co., Ltd.	1,576	-

Procurement of goods:
-Fujian Xindefu Agricultural Products Co., Ltd.	229,453	-

Procurement of service:
-Fujian Xindefu Agricultural Products Co., Ltd.	272,647	-
-Fujian Xiangbing Logistics Co., Ltd.	112,236	-

(c)	The Group had the following related party balances as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	US$	US$
Amount due from a related party
-Xindefu	38,360	-
Advance to supplier-related party
-Xinhongbo	-	59,324
Amount due from a related party
-Changhong	-	141

Amounts due to related parties:
-Zhenzhu Lin– current portion	38,953	-
-Zengqiang Lin	3,493,486	6,682,959
-Zengqiang Lin – current portion	6,250,487	-
	9,782,926	6,682,959

15. RELATED PARTY TRANSACTIONS (cont.)

All balances with the related parties as of December 31, 2024 and 2023 were unsecured, interest-free and had no fixed terms of repayments.

On April 1, 2023, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to RMB60.0 million (US$ 8.5 million) for the period from April 1, 2023 to March 31, 2026. On March 21, 2025, they have entered into an supplementary agreement, Zengqiang Lin promised that an amount of RMB25.5 million (US$3,493,486) of the loan would not be asked to payback until March 31, 2026.

On May 16, 2024, Hongfu Food entered into an interest-free loan agreement with Zhenzhu Lin to obtain aggregate maximum loans of up to RMB30.0 million (US$4.3 million) for the period from May 16, 2024 to May 15, 2027.

On October 8, 2024, in order to terminate the cooperation with Xindefu at the Hongfu Food level, Hongfu Food entered into an agreement with Xindefu, stipulating that Hongfu Food would transfer all its existing inventory at that time to Xindefu at market price, amounted RMB12,951,655 (approximately US$1,799,916). The transaction is determined to be not a sale but an exchange of assets and liabilities since it’s not part of the Group's ordinary course of business. Upon completion of the transaction, Hongfu Food no longer held any inventory stock.

On November 30, 2024, Hongfu Food entered into an agreement with Xiangbing and Xiuhua Zhou, stipulating that the receivables owed by Hongfu Food to Xiangbing as of November 30, 2024, amounted RMB306,714 (approximately US$42,625), would be transferred to Xiuhua Zhou.

On December 1, 2024, Hongfu Food entered into an agreement with Xindefu and Xiuhua Zhou. The agreement stipulated that the relevant accounts receivable, prepayments, and other receivables arising from business activities in the financial statements of Hongfu Food as of November 30, 2024, amounted RMB11,975,393 (approximately US$1,664,243), would be offset against the balance payable by Hongfu Food to Xiuhua Zhou. The remaining receivable amount after the offset, which is RMB1,002,798 (approximately US$139,361), would be borne by Xindefu and Xiuhua Zhou.

16. COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, The Group has entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were US$9,275,828 and US$18,492,173 as of December 31, 2024 and December 31, 2023, respectively. The Group expected to pay off all the balances within 3 years.

17. SUBSEQUENT EVENTS

Management has reviewed the Group’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2024 through the date the release of the consolidated financial statements contained in this annual report on Form 10-K were issued. Based on such evaluation, there were no additional subsequent event disclosures or financial statement impacts related to events occurring after December 31, 2024 that warranted adjustment to or disclosure in these consolidated financial statement except disclosed below.

 The Group entered into an agreement with Jingbiao Weng, a shareholder of Pucheng County Lvkanger Food Co., Ltd (“Lvkanger Food”), to acquire 51% of its equity for RMB4.08 million (approximately US$0.56 million). The principal business of Lvkanger Food is the livestock slaughtering. On January 1, 2025, the equity has been delivered to the Group, and the Group has gained effective control over Lukanger Food.

On January 15, 2025, Hongfu Food and shareholder Zhenzhu Lin entered into an agreement, Zhenzhu Lin agreed to assume the repayment obligation for RMB612,798 (US$83,953) owed by Xindefu to Hongfu Food, whereby Hongfu Food's receivable from Xindefu in the amount of RMB612,798 (US$83,953) shall be offset against an equivalent amount payable to Zhenzhu Lin.

On January 20, 2025, the Group and the contractor of the food industrial park entered into an agreement, a prepayment of RMB 50 million for the construction project will be refunded to the company in 2025, the Group has also agreed with the contractor that no additional payments for the construction will be required in 2025, and the progress of the construction can be adjusted according to the company's needs. The first quarter refund of RMB8 million (approximately US$1.1 million) under the agreement has been received in full in March 2025.

On March 21, 2025, the Group and the controlling shareholder, Zengqiang Lin, entered into an agreement, the shareholder promised that an amount of RMB25.5 million (US$3,482,954) that the Company due to the controlling shareholder would not be asked to payback until March 31, 2026.