Form 10-KT
period 2025-03-31
Hongchang International Co., Ltd
filed 2025-08-11
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2025 to March 31, 2025

000-26731

Commission file number

Hongchang International Co., Ltd

(Exact name of registrant as specified in its charter)

Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2409, Rongshang Building Furen Avenue, Yangpu Village Yinxi Subdistrict Fuqing City, Fuzhou City, Fujian Province China	350300
(Address of principal executive offices)	(Zip Code)

(86) 180 5901 6050

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,754,056 as of September 30, 2024, based upon the closing stock price $0.27 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of August 8, 2025, the registrant had 518,831,367 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and “Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;

●	economic, competitive, business, and other conditions in our local and regional markets;

●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

●	competition in our industry;

●	changes in our business and growth strategy, capital improvements, or development plans; and

●	other factors discussed elsewhere in this report.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events, or otherwise.

All references in this Form 10-K that refer to the “Company,” “Hongchang,” “we,” “us,” or “our” refer to Hongchang International Co., Ltd and its consolidated subsidiaries.

i

PART I

Item 1. Business.

Unless otherwise stated, as used in this report, the terms “we,” “us,” “our,” “Hongchang,” “our Company,” and the “Company” refer to Hongchang International Co., Ltd., a corporation incorporated under the laws of the State of Nevada; “Hongchang BVI” refers to Hongchang Global Investment Holdings Limited, a company formed under the laws of the British Virgin Islands (“BVI”), which is wholly owned by Hongchang; “Hongchang HK” refers to Hong Chang Biotechnologies (HK) Limited, a Hong Kong corporation and wholly owned subsidiary of Hongchang BVI; “Fujian Hongjin” refers to Fujian Hongjin Biotechnology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (the “PRC”), which is wholly owned by Hongchang HK; “Hongchang Food” refers to Fuqing Hongchang Food Co., Ltd, a limited liability company organized under the laws of the PRC, which is wholly owned by Fujian Hongjin; “Hongchang Global Food” refers to Fujian Hongchang Global Food Co., Ltd, a limited liability company organized under the laws of the PRC, which is wholly owned by Fujian Hongjin; “Hongchang Import & Export” refers to Fuqing Hongchang Global Import & Export Co., Ltd, a limited liability company organized under the PRC, which is wholly owned by Fujian Hongjin; “Hongchang Supply Chain” refers to Fuqing Hongchang Global Supply Chain Co., Ltd, a limited liability company organized under the PRC, which is wholly owned by Fujian Hongjin; “Hongchang Agricultural” refers to Hongchang Global (Fuqing City) Agricultural Technology Development Co., Ltd, a limited liability company organized under the PRC, which was wholly owned by Hongchang Supply Chain until September 2, 2024; “Hongfu Food” refers to Hongfu Food (Fujian) Co., Ltd, a limited liability company organized under the PRC, which is 51% owned by Hongchang Food; and “Pucheng Green Health Food” are to Pucheng Green Health Food Co., Ltd., a limited liability company organized under the PRC, which is 51% owned by Fujian Hongjin.

Corporate History and Structure

Corporate History

The Company was incorporated in the State of Nevada on May 18, 1987. On August 8, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Nevada to effect a one-for-10 reverse stock split, pursuant to which every 10 shares of common stock issued and outstanding immediately prior to the effective time of such split were combined into one share of common stock.

On August 21, 2023, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s stockholders, Zengqiang Investment Limited, a business company incorporated in the British Virgin Islands (“BVI”), and Hong Jin Investment Limited, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by our Company (the “Hongchang Acquisition”). Zengqiang Investment Limited is wholly owned by Mr. Zengqiang Lin and Hong Jin Investment Limited is wholly owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of our Company since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to the Company in exchange for an aggregate of 415,582,375 new shares of the Company’s common stock, of which 353,322,843 shares were issued to Zengqiang Investment Limited and 62,259,532 shares were issued to Hong Jin Investment Limited.

On August 21, 2023, we entered into a share purchase agreement with our director, Mr. Ban Siong Ang as the buyer, to dispose of our existing assets held prior to the Hongchang Acquisition, comprising of our entire shareholding interest in HP TECHNOLOGY LIMITED, which directly and indirectly holds the equity interest in our indirect subsidiaries, Heyu Healthcare Technology Limited, Jiashierle (Xiamen) Healthcare Technology Co., Ltd., and our 60% equity interests in Shanghai Kangzi Medical Technology Co., Ltd. (the “Share Disposal”). Our Company received nominal consideration for the Share Disposal as we have determined that our shareholding interest in HP TECHNOLOGY LIMITED is of a deficit value. The Share Disposal was consummated on September 4, 2023.

In November 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation with Nevada’s Secretary of State to change its name from “Heyu Biological Technology Corporation” to “Hongchang International Co., Ltd.” The Company also requested to change its OTC Markets ticker symbol from “HYBT” to “HCIL,” which was approved by FINRA and took effect as of November 28, 2023.

Following the Hongchang Acquisition, Fujian Hongjin established several wholly owned subsidiaries to support the strategic expansion and diversification of its business operations. Hongchang Supply Chain, Hongchang Import & Export, and Hongchang Global Food were incorporated in October 2023, November 2023, and July 2024, respectively.

On May 8, 2024, Hongchang Food entered into a Shareholder Agreement with Xindefu (the “Shareholder Agreement”). Pursuant to the Shareholder Agreement, Hongchang Food and Xindefu agreed to invest approximately US$3.54 million and US$3.4 million, respectively, to establish a new entity, Hongfu Food. Upon its establishment, Hongchang Food and Xindefu hold 51% and 49% equity interests in Hongfu Food, respectively. Hongfu Food is mainly engaged in the initial processing of agricultural products, specializing in pork processing and trade. It purchases pork as raw materials and processes or divides them into various finished products according to customer needs, including further processing into different packed finished products.

On September 2, 2024, Hongchang Supply Chain entered into a stock transfer agreement with Mr. Long Yuan (the “Stock Transfer Agreement”). Pursuant to the Stock Transfer Agreement, on September 2, 2024, Hongchang Supply Chain sold 100% of its equity interest in Hongchang Agricultural to Mr. Long Yuan for a total consideration of approximately US$27,916.67. Mr. Long Yuan was an employee of Hongchang Supply Chain both prior to and during this transaction, and he was responsible for the business operations and strategic planning of Hongchang Supply Chain.

On September 8, 2024, Fujian Hongjin entered into a Stock Purchase Agreement with Jingbiao Weng, pursuant which Fujian Hongjin acquired 51% equity interest in Pucheng Green Health Food for a total consideration of approximately US$0.58 million. Pucheng Green Health Food obtained a “Certificate of Designated Location of Slaughterhouse for Hogs” issued by the Nanping Municipal People’s Government in November 2018 and has since been the only certified slaughterhouse for hogs in Pucheng County, Nanping City. It specializes in livestock procurement, slaughter, and trading. It purchases hogs from suppliers and slaughters them for further processing or segmentation into various meat products.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this report. For details of our principal stockholders’ ownership, please refer to the beneficial ownership table in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Note:

(1)	Represents 353,322,843 shares of our common stock beneficially owned by Zengqiang Lin, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Borad of Directors and the 100% owner of Zengqiang Investment Limited, as of the date of this report.

(2)	Represents 62,259,532 shares of our common stock beneficially owned by Zhenzhu Lin, our director and the 100% owner of Hongjin Investment Limited, as of the date of this report.

(3)	Represents 56,011,747 shares of our common stock beneficially owned by Ban Siong Ang, our director.

(4)	Xiaohua Chen holds the remaining 49% equity interests as of the date of this report.

(5)	Xindefu holds the remaining 49% equity interests as of the date of this report.

Overview

We are a holding company incorporated in the State of Nevada and not a Chinese operating company. As a holding company with no material operation of our own, we conduct our operations through our PRC subsidiaries. Our PRC subsidiaries are mainly engaged in the meatpacking business, while also expanding into the operation of a food industrial park.

To build a comprehensive meatpacking industry value chain, our PRC subsidiaries have, since 2023, acquired and established entities across key segments, including the slaughter, processing, and wholesale of pork, beef, and lamb. In January 2025, Fujian Hongjin acquired a 51% equity interest in Pucheng Green Health Food, the only designated slaughterhouse for hogs in Pucheng County, Nanping City. In May 2024, Hongchang Food and Xindefu established Hongfu Food, in which Hongchang Food and Xindefu hold 51% and 49% equity interests, respectively. Hongfu Food specializes in meat product processing and trading. Hongchang Supply Chain was established in 2023 and specializes in food trading. For details about our corporate history, see “—Corporate History and Structure—Corporate History.”

Our PRC subsidiaries’ meat products consist of approximately 99% pork and 1% beef and lamb. Pucheng Green Health Food has established a stable supply chain with local farms and is currently operating one production line for slaughter of hogs. Hongfu Food purchases pork carcasses and parts from slaughterhouses and meat wholesalers and distributors before processing them into various primal and retail cuts. Our PRC subsidiaries sell meat products to distributors, farmers’ markets, supermarket chains, community retail outlets, and individual vendors, mainly in the cities of Fuzhou and Nanping, as well as in the cities of Quanzhou, Wenzhou, Xiamen, and Shanghai, and the provinces of Hunan, Shandong, Shanxi, and Sichuan in China.

Additionally, Hongchang Food operates the Hongchang Food Industrial Park and leases out facilities to generate stable rental income. Hongchang Food has undertaken the construction of the Hongchang Food Industrial Park since July 2022. Phase I of the construction of the Hongchang Food Industrial Park was completed in January 2025 and our PRC subsidiaries have leased the completed facilities to Yuan Chuang Property, a property management company. Through this initiative, our PRC subsidiaries aim to support their meatpacking operations by generating rental income, as well as exploring strategic opportunities with other food industrial companies located within the Hongchang Food Industrial Park.

In addition to rental services, our PRC subsidiaries offer a range of facility support to tenants. On January 1, 2025, Hongchang Food entered into a Project Management Contract with Fuzhou Yikun, pursuant to which Hongchang Food leased the rooftop space of buildings within the Hongchang Industrial Food Park to Fuzhou Yikun for the installation of a photovoltaic system. Hongchang Food generated revenue through sales of supporting infrastructure for the Hongchang Food Industrial Park to Fuzhou Yikun. See “—Business Model—Hongchang Food Industrial Park Operation.”

For the three months ended March 31, 2025, we generated total revenue of US$6,897,689. The meatpacking business, sales of supporting infrastructure for the industrial park, and rental services contributed US$4,602,230, US$2,014,896, and US$280,563, or 67%, 29%, and 4%, of the total revenue, respectively.

For the fiscal year ended December 31, 2024, we generate total revenue of approximately US$2,867,102. The meatpacking business, sales of supporting infrastructure for the industrial park, and rental services contributed US$2,867,102, US$nil, and US$nil, or 100%, 0%, and 0%, of the total revenue, respectively.

For the fiscal year ended December 31, 2023, we generate total revenue of approximately US$2,675,789. The meatpacking business, sales of supporting infrastructure for the industrial park, and rental services contributed US$2,675,789, US$nil, and US$nil, or 100%, 0%, and 0%, of the total revenue, respectively.

For the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, we recognized net income of US$1,500,881, a net loss of US$472,393, and a net loss of US$378,794, respectively.

Competitive Strengths

Vertical Integration in the Meatpacking Industry

Our PRC subsidiaries have gradually expanded their presence across the value chain of the meatpacking industry. Through the acquisition of Pucheng Green Health Food, the only certified slaughterhouse for hogs in Pucheng County, Nanping City, in January 2025, our PRC subsidiaries have secured a stable and reliable supply of hogs and integrated slaughter into their value chain. The establishment of Hongfu Food has strengthened the meat processing and trading capabilities of our PRC subsidiaries. We expect our PRC subsidiary, Hongchang Supply Chain, to gradually expand its trading capacity on processed meat products, further strengthening our market presence. Supported by the Hongchang Food Industrial Park, our PRC subsidiaries have also secured financial stability through rental income and collateral-backed loans, and potential business opportunities with perspective food industry enterprises leasing facilities in the park. This vertically integrated model reduces exposure to supply chain and pricing volatility, enhances operational independence, supports sustainable growth, and reinforces long-term profitability.

Exclusivity in the Local Market

Our PRC subsidiary, Pucheng Green Health Food, obtained a “Certificate of Designated Location of Slaughterhouse for Hogs” issued by the Nanping Municipal People’s Government in November 2018 and has since been the only certified slaughterhouse for hogs in Pucheng County, Nanping City. It also obtained a “Certificate for Animal Epidemic Disease Prevention” issued by the Pucheng County Bureau of Agriculture and Rural Affairs in July 2024, and a “Pollutant Discharge Permit” issued by the Nanping Municipal Bureau of Ecology and Environment valid from September 2021 to September 2026. Under the PRC regulations, private entities and individuals are prohibited from slaughter of hogs without administrative permission. As a result, Pucheng Green Health Food secures a monopoly position in slaughter of hogs in Pucheng County, thereby ensuring a stable and secure supply for our meatpacking operations.

Pucheng Green Health Food has established a reliable supply chain by directly purchasing from local farms, reducing intermediate links and lowering procurement costs.

Diversified Distribution Channels

Our sales and distribution network consists of a diversified range of points of sales, including access to local farmers’ markets, distributors, supermarkets chains, community retail outlets, and individual vendors. Most of our distribution network span across Fujian Province but we have also expanded to other parts of China, including Hunan Province, Shandong Province, Shanxi Province, Sichuan Province, and Shanghai.

Experienced Management Team

Our energetic and experienced management team, whose dedication and commitment to our mission permeate every aspect of our business, sets the tone for our success, and drives the agility necessary to continue transforming our PRC subsidiaries into a leader in the meatpacking industry.

Mr. Zengqiang Lin, one of the founders of Hongchang Food, has served as the Chairman of the Board of Director of Hongchang Food since 2017. He has played a pivotal role in the development of our PRC subsidiaries. Prior to this, Mr. Lin served as Construction Manager at Xizang Changhui Construction Co., Ltd. from July 2015 to May 2017, where he was responsible for overseeing the company’s construction project management and handling a wide range of administrative matters related to daily operations. From 2019 to 2021, Mr. Lin led the Poly Jin Xiang Bin Project in Fuqing City, overseeing and coordinating all aspects of the property’s construction and development. With cross-industry management experience and dual background in food trading and project construction, Mr. Lin brings strong expertise in corporate strategy, supply chain optimization, and long-term growth planning.

Growth Strategies

We intend to grow our PRC subsidiaries’ business using the following key strategies:

Enhance Meatpacking Capacity

Our PRC subsidiaries continuously pursue greater efficiencies in processing and distributing quality meat products. To enhance profitability, our PRC subsidiaries aim to increase the processing capacity of their meatpacking operation.

Pucheng Green Health Food is currently undertaking an expansion project involving the construction of additional facilities of approximately 6,300 square meters, which is expected to include new factory buildings with two fully automated production lines, dedicated slaughter workshops for hogs, sheep, and cattle, a hog cutting workshop, cold storage units, and a pork aging chamber. Pucheng Green Health Food plans to invest approximately US$2.92 million in the project, including US$1.53 million in civil construction, US$1.28 million in equipment, and US$110,000 in other investments. As of March 31, 2025, Pucheng Green Health Food had invested approximately US$108,921 in the expansion project. The expansion project started in May 2024 and is expected to be completed by December 2026, with production commencing in 2027. As of the date of this report, Pucheng Green Health Food has finished constructing the foundation of the cattle and sheep slaughter workshop and the pig slaughter workshop, two cold storage units, and the sewage pool base, and made deposits for two sets of slaughtering equipment.

Following the expansion, our PRC subsidiaries’ factory facility’s annual slaughter and processing capacity is expected to increase to 100,000 tons of meat.

Since our PRC subsidiaries plan to include separate slaughter and cutting lines for sheep and cattle in the expanded processing facilities and gross profit margins for beef and lamb are typically higher than that for pork, expanding into these two product categories is expected to enhance overall gross margins. As of the date of this report, only 1% of our PRC subsidiaries’ total sales consist of beef and lamb products. We expect to increase the share of beef and lamb sales to 10% each of total sales.

Implement Deep Processing Capabilities

Following the completion of facility expansion in December 2026 and the anticipated start of production in 2027, our PRC subsidiaries plan to implement deep processing of meat products in the newly constructed slaughter and cutting workshops, cold storage units, and pork aging chamber. These upgrades are expected to enable greater product diversification and increased value-added offerings.

Deepen Presence Across Distribution Channels

To strengthen their distribution channels, our PRC subsidiaries plan to acquire local fresh food stores and community retail outlets. As of the date of this report, we have not yet identified nor entered into preliminary negotiations with any specific acquisition target and do not have any agreements for acquisitions or investments. We believe this approach will enhance both the scale and profitability of our operations across the entire meatpacking value chain.

Business Model

Meatpacking Business

Our PRC subsidiaries’ meat products consist of approximately 99% pork and 1% beef and lamb. The products include pork carcasses and primal and retail cuts, such as pork shoulder, loin, baby back ribs, sirloin, spareribs, pork belly, legs, and hocks, as well as fresh beef and lamb after basic processing.

Our PRC subsidiaries’ processing does not involve seasoning or further value-added processing. For the three months ended March 31, 2025, they sold approximately 1,332.68 tons of meat products, including 10.02 tons of beef, 7.53 tons of lamb, and 1,315.13 tons of pork. For the fiscal year ended December 31, 2024, they sold approximately 2,576.38 tons of meat products, including 59.98 tons of chicken, 5.38 tons of beef, 1.40 tons of lamb, and 2,509.62 tons of pork. For the fiscal year ended December 31, 2023, they sold approximately 822.81 tons of meat products, including 0.005 tons of chicken and 822.80 tons of pork.

Operations of Pucheng Green Health Food

Pucheng Green Health Food’s pork production process begins with the receipt of live hogs at the slaughtering facility in the afternoon. Upon arrival, all animals undergo disinfection and washing and an ante-mortem inspection by the local agricultural authorities, during which the Animal Quarantine Certificates and livestock identification are verified and any sick or weak hogs are removed. Afterward, the hogs are moved to a resting area within the facility. In early next morning, the slaughtering process is completed through exsanguination. The carcasses are then cleaned, scalded in hot water, and dehaired, before the head is removed and the carcasses are eviscerated, which is the removal of the internal organs, and split lengthwise. Following a successful post-mortem inspection, during which each carcass and its corresponding head and viscera are inspected by the local agricultural authorities for parasites (such as Trichinella) and pathological condition (such as congestion or abscesses), the carcasses ready for transportation. For long-distance transportation, carcasses are first placed in cold storage for rapid chilling to reduce the surface temperature to 6–10°C before being moved to the shipping area. Local transportation is carried out using ordinary trucks for expedited delivery, while refrigerated trucks are used for long-distance transportation.

Operations of Hongfu Food

Hongfu Food outsources meat processing to Xindefu, making use of Xindefu’s skilled workers and existing processing facilities. The supply chain and operations function as follows:

●	Sourcing: Hongfu Food procures raw materials, primarily pork carcasses and parts, from slaughterhouses and wholesale meat distributors. These materials are delivered directly to Xindefu;

●	Outsourced Processing: Xindefu executes all processing functions at its facilities based on Hongfu Food’s specific instructions and quality standards. This multi-stage process includes: breaking down carcasses into primal cuts; processing these primal cuts into specific retail and wholesale cuts, including bone-in and boneless chops, roasts, and ribs; and packaging finished goods for distribution; and

●	Distribution: All finished and packaged products are shipped directly from Xindefu’s facility to Hongfu Food’s customers, eliminating the need for Hongfu Food to operate its own warehousing or logistics infrastructure.

Hongchang Food Industrial Park Operation

Rental Services

As of the date of this report, our PRC subsidiaries are constructing the Hongchang Food Industrial Park located at No. 12 Yongbin Road, Yuanhong Food Industrial Park, Fuqing City, Fuzhou City, Fujian Province, China. The construction is divided into two phases. Phase I of the construction was completed in January 2025, covering a total area of approximately 47,119.44 square meters. As of the date of this report, Phase II of the construction is ongoing and is expected to be finished in December 2026. For details, see “—Facilities—Hongchang Food Industrial Park.”

On February 1, 2025, Hongchang Food entered into a lease agreement with Yuan Chuang Property, a property management company. Pursuant to the lease agreement, Hongchang Food leased the facilities completed in Phase I of the construction to Yuan Chuang Property, with a lease term from February 1, 2025 to January 31, 2030 and a monthly rent of approximately US$0.13 million. Yuan Chuang Property is responsible for tenant sourcing and ongoing property management. As of the date of this report, Yuan Chuang Property has successfully attracted two food companies—a noodle factory and a rice noodle factory in the Hongchang Food Industrial Park. Yuan Chuang Property is required to report any sublease rental prices to Hongchang Food. Additionally, Yuan Chuang Property is required to ensure that the rental prices within the Hongchang Food Industrial Park comply with the park’s policies and standards, and any annual rent adjustments is submitted to Hongchang Food for review and approval. The contract may be amended by mutual written agreement. However, Hongchang Food has the right to unilaterally terminate the contract if Yuan Chuang Property delays payment of fees or the performance security deposit by more than 30 days or uses the premises illegally or for unauthorized purposes. Additionally, either party may terminate the contract if it becomes impossible to perform due to force majeure. For the three months ended March 31, 2025, this arrangement generated rental service revenue of US$242,713.

Our PRC subsidiaries plan to lease properties to be completed in Phase II of the construction directly to tenants to achieve higher rental yields. While there is no business collaboration among the tenant companies at this stage, our PRC subsidiaries intend to establish an in-house leasing team and focus on attracting additional food processing enterprises, which strategy is expected to create potential collaborative opportunities with our PRC subsidiaries in meat products and generate stable rental income.

Facility Support

In addition to rental services, our PRC subsidiaries also offer facility support to tenants.

For instance, our PRC subsidiaries undertook infrastructure construction and installed essential components for a photovoltaic system on behalf of one of the Hongchang Food Industrial Park’s tenants, a photovoltaic company operating within the park. On January 1, 2025, Hongchang Food entered into a Project Management Contract with Fuzhou Yikun. Pursuant to the agreement, Hongchang Food leased the rooftop surfaces of buildings in the Hongchang Food Industrial Park, totaling 35,000 square meters, for the installation of 5.9-megawatt photovoltaic power generation supporting equipment for a term of 20 years commencing January 1, 2025. The contract will be automatically renewed under the same terms for an additional five years. The annual rental rate is approximately US$0.17 million. The parties may, through mutual consultation, amend the agreement by entering into a written agreement. In the event of a breach of contract by Fuzhou Yikun, Hongchang Food has the right to unilaterally terminate the agreement. If performance of the agreement becomes impossible due to force majeure, either party will have the right to unilaterally terminate the agreement.

Fuzhou Yikun is responsible for the investment, management of the photovoltaic system, and the acquisition of all necessary certifications and approvals from the relevant administrative authorities. Fuzhou Yikun retains the usage rights and receives government subsidies related to the project. Hongchang Food is responsible for supporting the construction of the photovoltaic system and will hold the Carbon Emissions Trading Rights associated with it. Hongchang Food has agreed that the Hongchang Food Industrial Park will give priority to use of the electricity generated by the photovoltaic project and may receive a discounted electricity rate if it consumes more than 60% of the electricity produced.

This project generated revenue of US$37,850 for lease service revenue and US$2,014,896 for support facility sales for the three months ended on March 31, 2025. Upon completion, the photovoltaic facility is expected to have an installed capacity of 6,000 kW and generate approximately 6.5 million kWh annually. As of the date of this report, approximately 50% of the construction and installation of the project has been completed. Through this collaboration, our PRC subsidiaries have secured discounted electricity rates and pre-emptive rights to electricity access, which ensure a stable and reliable energy supply for our business operations.

Customers

Our PRC subsidiaries sell meat products to distributors, farmers’ markets, supermarket chains, community retail outlets, and individual vendors, mainly in the cities of Fuzhou and Nanping, as well as in the cities of Quanzhou, Wenzhou, Xiamen, and Shanghai, and the provinces of Hunan, Shandong, Shanxi, and Sichuan in China. During the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, our PRC subsidiaries had five, 82, and 17 customers, respectively.

Our PRC subsidiaries either enter into framework purchase agreements with customers for terms of one year or more which are supplemented by separate purchase orders specifying quantity and quality requirements, or by comprehensive purchase agreements that include all necessary terms. Products are either delivered by our PRC subsidiaries or pick up directly by customers at our PRC subsidiaries’ facilities. Our PRC subsidiaries have two methods for transportation. Transportation expenses generally are included in the purchase price of raw materials or the selling price of products. In such cases, the supplier or customer assumes responsibility for transportation. If transportation costs are not covered under the terms of the contract, our PRC subsidiaries engage third-party carriers to handle delivery. During the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, our PRC subsidiaries incurred shipping cost with third-party carriers of $nil, $11,521, and $5,900, respectively.

Significant customers are those accounting for 10% or more of the Company’s revenue.

For the three months ended March 31, 2025, the significant customers of our PRC subsidiaries included Songxi County Yuexiang Fresh Meat Trading Firm and Fuqing City Jinxiangyuan New-type Building Materials Co., Ltd., representing 59% and 29% of our total revenue, respectively.

For the fiscal year ended December 31, 2024, the significant customers of our PRC subsidiaries included Sichuan Lechuanmin International Trade Co., Ltd., representing 24% of our total revenue.

For the fiscal year ended December 31, 2023, the significant customers of our PRC subsidiaries included Yuweixiang, representing 96% of our total revenue.

Through direct communication channels such as in-person meetings, phone calls, and other methods, our PRC subsidiaries actively engage with customers to understand their needs and promptly address any concerns.

Suppliers

Our PRC subsidiaries have established a stable supplier network. Pucheng Green Health Food, the only certified slaughterhouse for hogs in Pucheng County, Nanping City, plays a pivotal role in ensuring a consistent supply of raw materials. For the three months ended March 31, 2025, Pucheng Green Health Food sources hogs from various cities in Fujian Province, with 53.63% of its supply ultimately coming from Pucheng County, 6.20% from Pingnan County and 5.81% from Shunchang County. On January 1, 2025, Pucheng Green Health Food entered into a one-year supply framework agreement with Songxi County Yumo Fresh Meat Trading Firm for the purchase of hogs, sheep, and cattle. Pucheng Green Health Food issues purchase orders for specific quantities of livestock and Songxi County Yumo Fresh Meat Trading Firm arranges for the livestock to be delivered directly from local farms in Pucheng County to Pucheng Green Health Food. This agreement may be terminated by mutual consent or in the event of a material breach by either party. Upon expiration, if neither party submits a written objection, the agreement will automatically renew.

Significant suppliers are those accounting for greater than 10% of the Company’s purchases.

Our PRC subsidiaries’ significant supplier for the three months ended March 31, 2025 is listed in the table below:

Supplier	Purchase Amount (USD)	Percentage of Purchase Amount for the Three Months Ended March 31, 2025	Items
Songxi County Yumo Fresh Meat Trading Firm	3,370,411	67%	Meat Products

Our PRC subsidiaries’ significant suppliers for the fiscal year ended December 31, 2024 are listed in the table below:

Supplier	Purchase Amount (USD)	Percentage of Purchase Amount for the Fiscal Year Ended December 31, 2024	Items
Jinjiang Tuoyuan Food Co., Ltd.	1,921,982	46%	Meat Products
Xiamen Lugu Fresh Food Co., Ltd.	1,199,268	29%	Meat Products

Our PRC subsidiaries’ significant suppliers for the fiscal year ended December 31, 2023 are listed in the table below:

Supplier	Purchase Amount (USD)	Percentage of Purchase Amount for the Fiscal Year Ended December 31, 2023	Items
Shanghai Fengshuo Food Co., Ltd.	951,509	38%	Pork products
Shanghai Juchuan Food Co., Ltd.	993,445	42%	Pork products
Sichuan Xinnongcheng Trading Co., Ltd.	404,264	16%	Pork products

Although our PRC subsidiaries’ purchases during the past two fiscal years have primarily been concentrated among six key suppliers, we believe that live hogs and other raw materials of equivalent quality are readily available in the market given the large number of local suppliers. As such, the loss of any individual supplier would not have a material adverse impact on our PRC subsidiaries’ business or operations. We consider the current supply of raw materials for our PRC subsidiaries to be adequate to support ongoing production.

Our PRC subsidiaries are committed to maintaining a supply chain that aligns with their quality standards. They have built stable business relationships with independent suppliers to ensure a stable supply of quality hogs at market-indexed prices. Our PRC subsidiaries also enter into supply agreements with other meat processors for specific pork products, which include defined cutting requirements and quality specifications. While most of our PRC subsidiaries’ suppliers are located in various cities throughout Fujian Province, they also source from suppliers in Guangdong Province. Some suppliers are obligated to deliver processed meat products directly to our PRC subsidiaries’ facilities, while in other cases, our PRC subsidiaries arrange pickup at a designated port or the suppliers’ location. Suppliers are responsible for any damages incurred during transportation.

We believe our PRC subsidiaries maintain strong and collaborative relationships with their suppliers. Through regular communication meetings and the sharing of market insights, our PRC subsidiaries promote transparency and foster trust.

Competition

Our PRC subsidiaries mainly compete in the meatpacking industry, which requires:

●	Capacity of handling large demands. Pork is a highly versatile protein, offering a wide variety of cuts and flavor profiles. Its usage spans multiple meal occasions throughout the day, providing strong daypart distribution—an advantage that distinguishes it from other meat proteins. The rapid growth of China’s pork industry has been driven by robust economic development, ongoing urbanization, and rising disposable incomes. As the leading source of protein in the Chinese diet and a cornerstone of Chinese cuisine, pork also carries deep cultural significance. The high volume of consumption demands a strong production capacity to meet market needs.

●	Significant time and capital investment. Establishing a robust and efficient system for the meatpacking industry requires substantial financial resources and time. This involves building a stable supply chain, developing product lines, recruiting and training personnel, ensuring compliance with regulatory standards, and fostering relationships with both upstream suppliers and downstream customers.

●	Ability to overcome regulatory barriers. Compliance with various local, provincial, and national regulations governing meatpacking and real estate construction and development in the PRC can be time-consuming and costly. These regulations are subject to strict enforcement. For more information, see “—Regulations.”

●	Effective Management. Strong leadership and strategic decision-making are essential for aligning operations with market trends and achieving sustainable growth.

As of the date of this report, our PRC subsidiaries primarily operate and compete in Fujian Province, China. Their competitors include local and regional slaughterhouses, large-scale integrated meat packers, meat distributors, and importers and distributors of foreign meat. We believe the meatpacking industry is highly competitive, with key competitive factors including:

●	Price. Customers that meat products can easily switch service providers due to low replacement costs, leading to intense price competition.

●	Service quality. Cleanliness and hygiene are key factors influencing consumers’ choice of meat product suppliers.

As our PRC subsidiaries provide rental services and supplemental services in connection with the Hongchang Food Industrial Park, they also compete with industrial real estate companies that develop and lease warehouse and manufacturing spaces in areas such as rental rates and lease flexibility, facility and kitchen amenities, location and logistics, and value-added services.

Intellectual Property

As of the date of this report, we have registered one domain name, http://hcilcn.com/. We do not have any other intellectual property rights in the U.S. and PRC or any pending intellectual property applications. We mainly rely on intellectual property laws to protect our intellectual property rights. There is no assurance to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation, or other violation of our intellectual property and other proprietary information. Additionally, our intellectual property rights may not be respected in the future or may be invalidated, circumvented, challenged, narrowed in scope, or rendered unenforceable. As of the date of this report, our intellectual property rights have not been subject to any adverse claims for infringement upon our intellectual property rights in the U.S. or the PRC, and we have not been involved in any litigation or other claims related to any third party’s intellectual property rights in the U.S. or the PRC.

Employees

As of March 31, 2025, we had 63 full-time employees. The following table sets forth the number of our full-time employees as of March 31, 2025:

Function:	Number
Finance department	3
Administrative personnel department	5
Product department	52
Sales department	2
Senior executive	1
Total	63

Our PRC subsidiaries typically enter into standard employment contracts and non-disclosure agreements with their full-time employees. As required under China’s regulations, our PRC subsidiaries participate in various employee social security plans that are organized by applicable local municipal and provincial governments, including housing, pension, medical, work-related injury, maternity, and unemployment benefit plans. However, our PRC subsidiaries did not contribute social security premium in full amount.

We believe that our PRC subsidiaries maintain a good working relationship with their employees, and they have not experienced material labor disputes in the past. None of our PRC subsidiaries’ employees are represented by labor unions.

Facilities

Office Premises

The Company’s headquarters is located at Room 2409, Rongshang Building, Furen Avenue, Yangpu Village, Yinxi Subdistrict, Fuqing City, Fuzhou City, Fujian Province, China. The property is owned by Ms. Linmei Yan, who is the mother of Mr. Zengqiang Lin, the CEO and CFO of the Company. Our PRC subsidiaries have been using the property as office at no cost since July 2024.

Hongchang Food Industrial Park

Our PRC subsidiaries have the right to use both the land covering 107,296 square meters and the factory buildings covering 47,104.25 square meters in Chengtou County from December 22, 2020 to December 21, 2070. Our PRC subsidiaries are constructing the Hongchang Food Industrial Park on the land, which construction is divided into two phases. Our PRC subsidiaries invested approximately US$25,661,255 in Phase I of the construction, which was completed in January 2025. During Phase I of the construction, our PRC subsidiaries completed the following facilities, totaling 47,104.25 square meters: Workshop No.1, Workshop B, Workshop C, Workshop E, Dormitory No. 18, Dormitory No. 19, Dormitory No. 20, and a pump room and firefighting water tank.

Our PRC subsidiaries are currently undertaking Phase II of the construction and have invested approximately US$ 50,937,575 as of the date of this report. Phase II of the construction is expected to be completed by 2026, with an additional planned investment of US$7,565,597. Upon completion of Phase II of the construction, we anticipate adding facilities totaling 30,956 square meters, including Workshop A, Workshop D, Workship F, Workshop No. 2, Storage Yard No. 1, Storage Yard No. 2, Dormitory No. 11, Factory No. 1, Factory No. 2, and a sewage treatment tank. As of the date of this report, Dormitory No. 11 and Workshop No. 2 have been completed. The three-story structure of Workshop F has been completed, with masonry work currently underway on the first floor. The pile foundations of Workshop A and Workshop D have been completed. The foundations for Factory No. 1 and Factory No. 2 have also been completed, and the installation of steel columns, steel beams, purlins, and steel roofing, and wall structures are currently in progress.

Processing Facility

As of the date of this report, Pucheng Green Health Food holds land use rights for a parcel of land measuring 6,077 square meters located in Pucheng County, Nanping City, Fujian Province, on which Pucheng Green Health Food owns a processing facility of approximately 1,700 square meters . The facility includes one traditional, non-automated slaughter line; one workshop for the complete slaughtering process; one water tank for water storage and cleaning; two cold storage units for repaid freezing, acid removal, and meat storage; one office building for daily administrative operations; and one guard booth for site access control. The facility operates seven days a week. Hogs generally arrive between 8:00 a.m. to 7:00 p.m. The workshop typically operates from 1:00 a.m. to 3:00 a.m. to carry out hog slaughter, with a maximum processing capacity of 500 hogs per day. Administrative personnel typically work from 8:00 a.m. to 12:00 p.m. and from 2:30 p.m. to 6:00 p.m.

Pucheng Green Health Food is currently expanding the processing facility. See “—Growth Strategies—Enhance Meatpacking Capacity.”

Insurance

Our PRC subsidiaries maintain certain insurance policies to safeguard against risks and unexpected events. For example, our PRC subsidiaries have purchased property all-risk insurance, machinery breakdown insurance, and rental property expense reimbursement loss insurance, with each insurance coverage category being subject to limitations as provided by the insurance policies. We believe current insurance coverage of our PRC subsidiaries is adequate for our PRC subsidiaries’ business requirements and is consistent with customary industry practice. Our PRC subsidiaries renegotiate and renew our insurance contracts annually and do not anticipate any difficulty in renewing contracts they currently maintain on the same terms. During the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, our PRC subsidiaries did not make any material insurance claims in relation to their business.

Seasonality

Our PRC subsidiaries’ business is subject to seasonal fluctuations. Consumer purchases of meat products in China usually peak around the Chinese New Year and other major holidays, leading to higher revenue for our PRC subsidiaries’ meatpacking business. The operation of the Hongchang Food Industrial Park is not subject to seasonal fluctuations.

Legal Proceedings

From time to time, we may become a party to various legal or administrative proceedings arising in the ordinary course of our business, including actions with respect to product quality, breach of contract, and labor and employment claims. We are currently not a party to any material lawsuits, and we are not aware of any threats of lawsuits against us that are anticipated to have a major impact on our business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of resources, including the management’s time and attention.

Regulations

The discussion below sets forth a summary of the principal laws, regulations, and rules relevant to our business and operations in mainland China.

PRC Regulations Relating to Foreign Investment

The establishment, operation, and management of companies in the PRC is governed by the PRC Company Law, or the “Company Law,” as promulgated by the SCNPC on December 29, 1993, effective on July 1, 1994, and last amended on December 29, 2023 and became effective on July 1, 2024. The Company Law applies to both domestic companies and foreign-invested companies.

On March 15, 2019, the SCNPC approved the Foreign Investment Law of the PRC, or the “Foreign Investment Law.” On December 26, 2019, the State Council promulgated the Regulations on Implementing the Foreign Investment Law of the PRC (the “Implementing Regulations of Foreign Investment Law”), which came into effect on January 1, 2020. On September 6, 2024, the NDRC and MOFCOM promulgated the Negative List, which became effective on November 1, 2024.

Pursuant to the Foreign Investment Law, the Implementing Regulations of Foreign Investment Law, and the Negative List, the PRC implements a system of pre-entry national treatment plus negative list management for foreign investment. The Negative List specifies the areas in which investment is restricted, and foreign investors must meet the conditions set out in the Negative List to invest in those areas; areas outside the Negative List are managed in accordance with the principle of consistency between domestic and foreign investment. The scope of our PRC subsidiaries’ business, as approved by the licensing authority, and the actual scope of our business are not subject to the restrictions set forth in the Negative List.

On December 28, 2019, the SAMR issued Notice by the State Administration for Market Regulation of Effectively Completing the Registration of Foreign-Funded Enterprises for the Implementation of the Foreign Investment Law. According to such notice, the SAMR conducts business registration, and the applicant shall apply for the registration of foreign-funded enterprises through the enterprise registration system. The registration authority shall conduct formal examination on relevant application materials. Where a foreign investor or enterprise with foreign investment invests in a field other than those in the Negative List, it shall register in accordance with the principle of consistency of domestic and foreign investment.

The Measures for Reporting Foreign Investment Information was adopted by the MOFCOM on December 19, 2019, approved by the SAMR, and became effective on January 1, 2020. According to such measures, when a foreign investor directly or indirectly conducts investment activities in China, the foreign investor or foreign-invested enterprise shall submit investment information to the competent department of commerce in accordance with the measures.

PRC Regulations Relating to Food Production and Operation

Food Safety

The Food Safety Law of the People’s Republic of China, or the “Food Safety Law,” was promulgated by the SCNPC on February 28, 2009, and amended on April 24, 2015, December 29, 2018, and April 29, 2021. The Food Safety Law is formulated for the purposes of ensuring food safety and safeguarding the physical health and life of members of the public. Persons engaging in food manufacturing and processing, circulation of food, and storage and transportation of food in the PRC shall comply with this law. Under the Food Safety Law, food manufacturers and food business operators shall be accountable for the safety of food consumers, comply with food safety standards, and satisfy the specific requirements.

The Food Safety Law establishes a licensing system for food manufacturing and food business operations, which means persons engaging in food manufacturing, foodstuff sale, and food and beverage services shall obtain a permit. According to the Implementation Regulations for the Food Safety Law, which was promulgated by the State Council of the PRC on July 20, 2009, and amended on February 6, 2016, a food production permit shall be valid for three years. The Implementation Regulations for the Food Safety Law were amended on October 11, 2019, which stipulates that a food production permit shall be valid for five years starting from December 1, 2019.

Pursuant to the Agricultural Product Quality Safety Law of the People’s Republic of China, which was promulgated on December 26, 2018 by the SCNPC, agricultural products refer to primary products derived from agriculture, including plants, animals, microorganisms, and their by-products obtained through agricultural activities. The state promotes standardized production of agricultural products, encourages and supports the production of high-quality agricultural products, and prohibits the production and sale of agricultural products that fail to meet national quality and safety standards. Agricultural production enterprises shall maintain production records.

Food Production Permit and Food Business Permit

The Administrative Measures for Food Production Permitting, or the “Food Production Permitting Measures,” were promulgated by the SAMR on January 2, 2020 and came into effect on March 1, 2020. Pursuant to the Food Production Permitting Measures, an enterprise shall obtain a food production permit prior to engaging in food production activities within the territory of the PRC. The principle of one permit per enterprise is applied to food production permitting, and the SAMR implements classified permitting on food production, according to the degree of risk of food. When applying for the food production permit, food manufacturers should have places for raw material handling, places for processing, packaging, and storage of food, and manufacturing equipment or facilities, compatible with the category and quantity of the food under production, and a reasonable equipment layout and production process, and other conditions required by laws and regulations. Our PRC subsidiaries have obtained food production permits that allow them to manufacture food products.

The Measures for the Administration of Food Trade Licensing and Registration, or the “Food Trade Licensing and Filing,” were promulgated by SAMR on June 15, 2023 and became effective on December 1, 2023. According to the Food Trade Licensing and Filing, whoever plans to engage in food sales within the PRC shall obtain the food business permits in accordance with the law. However, the food business permits are not required under any of the following circumstances: (i) sale of edible agricultural products; (ii) sale of prepackaged food only; (iii) sale of specific total nutrition formula food in the formula food for special medical purposes by medical institutions and drug retailers; (iv) sale of food produced by a food producer that has obtained a food production permit at its production and processing place or through the Internet; and (v) any other circumstances where the food business permits are not required in accordance with the applicable laws and regulations. Besides the above circumstances, the food enterprise that operates other food business items shall obtain the food business permit in accordance with the PRC law. In addition, the food enterprise who sells prepackaged food shall only file with the relevant market regulatory department.

Pursuant to the Food Safety Law, the failure of entities to have the food business permit at the time of opening may result in the confiscation of their illegal income, foodstuffs from the illegal business operations, tools, equipment, and ingredients used in the illegal activities. Where the value of foodstuffs from the illegal operations is less than RMB10,000, a fine ranging from RMB50,000 to RMB100,000 shall be imposed; and where the value of foodstuffs is RMB10,000 or more, a fine ranging from 10 to 20 times the value of the foodstuffs shall be imposed.

As of the date of this report, our PRC subsidiaries have obtained food business permits that allow them to sell food products.

Employee Health Examination System and Health Record System

Under the Food Safety Law and the Implementation Regulations for the Food Safety Law, food manufacturers and food business operators are required to establish and implement an employee health examination system and a health record system. Persons suffering from diseases that may cause food safety issues as prescribed by the health administrative department of the State Council shall not engage in work in contact with ready-to-eat food. Personnel of food manufacturers and food business operators shall undergo annual health checks and may undertake duties only upon obtaining health certificates.

As the date of this report, our PRC subsidiaries have established an employee health examination system and a health record system, and their employees have obtained the health certificates as required. Their employee health examination system and health record system are updated once a year and no employee is allowed to work without first obtaining a health certificate, which is valid for a year.

Procurement Check Record System and Food Inspection System

Under the Food Safety Law and the Implementation Regulations for the Food Safety Law, food manufacturers and food business operators shall examine the relevant licenses and eligibility certification documents of the suppliers when procuring food ingredients, food additives, food-related products, and food. If the relevant eligibility certification documents are unavailable, food ingredients, food additives, food-related products, and food shall be inspected in accordance with food safety standards and shall not be procured or used if they do not meet these standards. Food manufacturers and food business operators are required to establish a record system for inspection of procured food ingredients, food additives, food-related products, and food, and truthfully record the names, specifications, quantities, production date or batch number, shelf life and purchase date, names and contact information of suppliers of food ingredients, food additives, food-related products, and food, and retain the relevant certificates. The inspection records for procured food ingredients, food additives, food-related products, and food shall be true and be retained for at least six months after the expiration of the shelf life of the product. If there is no shelf life, the records and certificates shall be kept for at least two years. Food manufacturers are also required to establish a record system for the inspection of food exiting their factory, check its inspection certificate and safety status, and record the information truthfully.

As the date of this report, our PRC subsidiaries have established a record system and are currently in compliance with the relevant legal requirements.

Food Recall System

A food recall system has been established in the PRC in accordance with the Food Safety Law and the Implementation Regulations on the Food Safety Law. On March 11, 2015, China Food and Drug Administration (the “CFDA”) promulgated the Administrative Measures for Food Recall, which came into effect on September 1, 2015 and was amended and promulgated by the SAMR on October 23, 2020. The Administrative Measures for Food Recall provide for detailed rules on the food recall system. A food business operator shall, upon discovering that the food in its business operations does not comply with the food safety standards, immediately cease business operation, notify the relevant food distributors and consumers, and record information of cessation of business operation and notification. The food business operators shall carry out innocuous treatment and destruction measures for recalled food to prevent the recalled food from being re-circulated to the market and report the information of recall and treatment of the food to the local Market Supervision and Management Department at or above the county level.

As of the date of this report, our PRC subsidiaries have not initiated any food recall voluntarily or as required by the competent mainland China authorities.

PRC Regulations Relating to Hog Slaughter and Processing

Pursuant to the Regulations on Administration of Hog Slaughter, which was promulgated on December 19, 1997, amended on May 25, 2008, January 8, 2011, February 6, 2016, and June 25, 2021, the state implements a system of designated hog slaughter and centralized quarantine, with the competent agricultural and rural department of the State Council being responsible for the national administration of the hog slaughter industry, while the competent agricultural and rural departments of local people’s governments at or above the county level are responsible for supervising and managing hog slaughter activities within their respective administrative regions. Based on factors such as the scale, production and technical conditions, and quality and safety management status of designated hog slaughter sites, the state implements a hierarchical management system for such facilities. Designated hog slaughter sites shall be examined and approved by municipal-level people’s governments with districts, which will organize the agricultural and rural, ecological environment departments and other relevant authorities to issue designated hog slaughter certificates and identification plates in accordance with the development plans for the hog slaughter industry.

Pursuant to the Regulation on Quality Management of Hog Slaughter, which was promulgated by the Ministry of Agriculture and Rural Affairs of the PRC (the “MARA”) on September 12, 2023 and became effective on January 1, 2024, designated hog slaughter sites shall establish a comprehensive quality management system in accordance with regulatory requirements, including but not limited to the supplier evaluation, incoming inspection and registration, pre-slaughter resting period, meat quality inspection, product storage, outbound product record-keeping, product recall procedures, harmless disposal protocols, on-site monitoring, slaughter information reporting, and slaughter equipment management systems.

The Measures for the Examination of Animal Epidemic Prevention Requirements, which were promulgated by the MARA on September 7, 2022, stipulate that animal slaughter and processing facilities shall meet a series of statutory requirements, including but not limited to the appropriate site selection, installation of isolation facilities, employment of licensed veterinarians or animal epidemic prevention technicians proportionate to their production and operation scale, wastewater and waste disposal facilities, cleaning and disinfection equipment, as well as the establishment of comprehensive epidemic prevention systems encompassing isolation and disinfection protocols, purchase and sales record-keeping, and routine inspection mechanisms.

Pursuant to the Animal Epidemic Prevention Law of the People’s Republic of China, which was promulgated on July 3, 1997 by SCNPC, and amended on August 30, 2007, June 29, 2013, April 24, 2015, and January 22, 2021, entities engaged in animal breeding, slaughter, trading, isolation, transportation, as well as production, trading, processing, and storage of animal products shall implement animal epidemic prevention measures including immunization, disinfection, testing, isolation, purification, eradication, and harmless disposal, and shall bear corresponding responsibilities for animal epidemic prevention. Prior to the slaughter, sale, or transport of animals, or the sale or transport of animal products, the owner shall apply for quarantine inspection with the local animal health supervision authorities in accordance with the regulations of the MARA. For those animals, or the animal products passing the inspection, quarantine certificates shall be issued and quarantine marks affixed.

PRC Regulations Relating to Product Quality and Product Liabilities

Product Quality Law

Manufacturers and sellers of defective products in the PRC may incur liability for losses and injuries caused by such products. In accordance with the Product Quality Law of the PRC, or the “Product Quality Law,” promulgated on February 22, 1993, and amended on July 8, 2000, August 27, 2009, and December 29, 2018, manufacturers and sellers are responsible for the product quality.

Under the Product Quality Law, manufacturers and sellers shall establish a sound internal product quality control system. Adulteration of, or mixing of improper elements with products produced or sold, selling fake products as genuine products, or selling products of poor quality as high-quality products is prohibited. Substandard products shall not be sold as products that are up to standard. Product shall have no unreasonable danger to personal safety or the safety of property. Where there are national or industry standards for the protection of health, personal safety, and the safety of property, such standards shall be complied with. Manufacturers shall not produce products that the state has determined should be eliminated. Manufacturers shall not falsify the place of origin of products or falsify or imitate the name or address of another factory. Sellers shall adopt measures to maintain the quality of products sold. Sellers shall not sell any products that the State has determined should be eliminated and whose sale has ceased, or any expired products or deteriorated products.

Where anyone produces or sells products that do not comply with the relevant national or industrial standards safeguarding the health and safety of persons and property, the relevant authority will order such person to suspend production and/or sales, confiscate the products, impose a fine of an amount higher than the value of the products and less than three times of the value of the products, confiscate illegal gains (if any) as well as revoke the business license of the producer in severe cases. Where the activities constitute a crime, the offender will be prosecuted in accordance with the Criminal Law of the PRC.

The Consumer Protection Law of the PRC, which was promulgated on October 31, 1993, and amended on October 25, 2013, and came into effect on March 15, 2014, has provided protection for customers regarding food safety. Food business operators shall ensure the requisite quality, function, use, and shelf life of their goods under normal use, except where a consumer is aware of a defect before purchasing the goods, and the defect does not violate the mandatory provisions of the law. Food business operators demonstrating the quality of their goods or services through advertisements, product demonstrations, actual samples, or any other methods shall ensure that the actual quality of their goods is consistent with the demonstrated quality.

Product Liabilities

Civil Code of the People’s Republic of China (the “PRC Civil Code”), which was promulgated by the SCNPC on May 28, 2020 and became effective on January 1, 2021, provides that where a product endangers life or property due to its defect, the manufacturers and the distributors shall bear the tort liability.

Under the PRC Civil Code, in the event of product defects that have caused damage to others, the manufacturer shall bear tort liability and the infringed person may claim compensation against the manufacturer or the seller of the product. In such event if the defect is caused by the manufacturer, the seller who has paid compensation has the right to indemnification against the manufacturer; if the defect is caused by the fault of the seller, the manufacturer who has paid compensation has the right to indemnification against the seller. If a defect of a product endangers the personal or property safety of another person, the infringed person has the right to request the manufacturer or seller to bear tort liability, such as in form of cessation of the infringement, removal of the nuisance, or elimination of the danger. Where a defect of a product is discovered after the product is put into circulation, the manufacturer or seller shall take remedial measures, such as stopping sales, providing warnings, or recalling the product, in a timely manner. The manufacturer or seller, who fails to take remedial measures in a timely manner or takes ineffective measures so that the damage is aggravated, shall be liable also for the aggravated part of the damage. The manufacturer or seller shall bear the necessary expenses incurred by the infringed person for recalling such defective products. If a manufacturer or seller manufactures or sells a product knowing that the product is defective, or fails to take remedial measures accordingly, so that death or serious physical harm is caused to another person, the infringed person has the right to request for the corresponding punitive damages.

PRC Regulations Relating to Intellectual Property Rights

Trademarks

Trademarks are protected by the Trademark Law of the PRC adopted on August 23, 1982, and subsequently amended on February 22, 1993, October 27, 2001, August 30, 2013, and April 23, 2019, as well as the Implementation Regulation of Trademark Law of the PRC adopted by the State Council on August 3, 2002, and amended on April 29, 2014. The PRC Trademark Office under the SAMR handles trademark registrations and grants a term of 10 years to registered trademarks and another 10 years if requested upon expiration of the first or any renewed 10-year term. Trademark license agreements must be filed with the PRC Trademark Office for record. The Trademark Law of the PRC has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark to be registered is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar goods or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use. After receiving an application, the PRC Trademark Office will make a public announcement if the relevant trademark passes the preliminary examination. During the three months after this public announcement, any person entitled to prior rights and any interested party may file an objection against the trademark. The PRC Trademark Office’s decisions on rejection, objection, or cancellation of an application may be appealed to the PRC Trademark Review and Adjudication Board, whose decision may be further appealed through judicial proceedings. If no objection is filed within three months after the public announcement or if the objection has been overruled, the PRC Trademark Office will approve the registration and issue a registration certificate, at which point the trademark is deemed to be registered and will be effective for a renewable 10-year period, unless otherwise revoked. For licensed use of a registered trademark, the licensor shall file record of the licensing with the PRC Trademark Office, and the licensing shall be published by the PRC Trademark Office. Failure of the licensing of a registered trademark shall not be contested against a good faith third party.

As of the date of this report, our PRC subsidiaries have not registered any trademarks.

Domain Name

In accordance with the Measures for the Administration of Internet Domain Names, which were promulgated by the Ministry of Industry and Information Technology (the “MIIT”) on August 24, 2017 and came into effect on November 1, 2017, and the Implementation Rules for National Top-level Domain Name Registration, which were promulgated by China Internet Network Information Center (the “CNNIC”) on June 18, 2019 and came into effect on the same day, domain name registrations are handled through domain name service agencies established under relevant regulations, and an applicant becomes a domain name holder upon successful registration, and domain name disputes shall be submitted to an organization authorized by CNNIC for resolution.

In accordance with the Notice from the Ministry of Industry and Information Technology on Regulating the Use of Domain Names in Internet Information Services, which was promulgated by the MIIT on November 27, 2017 and came into effect on January 1, 2018, Internet access service providers shall verify the identity of each Internet information service provider, and shall not provide services to any Internet information service provider which fails to provide real identity information.

As of the date of this report, our PRC subsidiaries have registered one domain name, http://hcilcn.com/.

PRC Regulations Relating to Land Use Right

According to the Land Administration Law of the PRC (the “Land Administration Law”), as promulgated by the SCNPC on June 25, 1986 and most recently amended on August 26, 2019, the land can be classified by use into agricultural land, construction land, and unused land. The construction land can be further classified into state-owned and collectively managed construction land, and land users may obtain the land use right of the construction land according to the Land Administration Law. The registration of ownership and use rights of land shall be carried out in accordance with the laws and administrative regulations on the registration of immovable property. The planning period of the general land use plan shall be prescribed by the State Council. General land use plans are subject to a hierarchy of approvals. Amendments to the approved general land use plan shall be approved by the original approving authority. Without such approval, the uses of land determined in the general land use plan shall not be modified. The State has established a land survey system, a land statistics system, and a national land management information system to dynamically monitor land utilization.

The State Council promulgated the Regulation on the Implementation of the Land Administration Law of the PRC (the Implementation Land Administration Law) on January 4, 1991, which was most recently amended on July 2, 2021. Pursuant to the Land Administration Law, Implementation Land Administration Law, and the Civil Code, construction entities using state-owned land shall obtain the land through paid use, except where laws or administrative regulations permit allocation, which means entities acquiring state-owned land-use rights must pay land conveyance fees before using. When establishing the right to use land for construction purposes, an application for registration shall be submitted to the registration authority. The right to use land for construction purposes is established upon registration. The registration authority shall issue a property ownership certificate to the holder of such right. Construction entities using state-owned land shall utilize the land in accordance with the stipulations of paid-use contracts or the provisions specified in the land-use right allocation approval documents. In addition, if the state requests the possession of construction land for public interest during the term of the relevant land use rights, compensation shall be paid to the owners of residential properties and other real estate on the land, and the relevant land premium shall be refunded by the State.

PRC Regulations Relating to Construction Project

According to the Urban and Rural Planning Law of the PRC, as promulgated by the SCNPC on October 28, 2007 and most recently amended on April 23, 2019, a construction work planning permit must be obtained from the competent urban and rural planning government authority for the construction of any structure, fixture, road, pipeline or other engineering projects within an urban or rural planning area. After obtaining a construction work planning permit, subject to certain exceptions, a construction enterprise must apply for a construction work commencement permit from the construction authority under the local people’s government at the county level or above in accordance with the Construction Law of the PRC promulgated by the SCNPC on November 1, 1997 and most recently amended on April 23, 2019 and the Measures for the Administration of Construction Permits for Construction Projects promulgated by the former Ministry of Construction on October 15, 1999 and most recently amended on March 30, 2021 by the Ministry of Housing and Urban-Rural Development (the “MOHURD”).

According to the Rules on the Administration of Construction Quality, which was promulgated by the State Council on January 30, 2000 and most recently amended on April 23, 2019, and the Administrative Measures for Filing of the Inspection and Acceptance on Construction Completion of Buildings and Municipal Infrastructures, which was promulgated by the former Ministry of Construction on April 4, 2000 and most recently amended on October 19, 2009 by MOHURD, upon the completion of a construction project and before it is delivered for use, the construction enterprise shall organize the design, construction, and project supervision entities, as well as other relevant entities, to conduct an acceptance inspection. They must then submit the acceptance inspection report, along with the approval and licensed use documents issued by the departments of planning, public security, fire prevention, environmental protection, and so on, to the construction administrative department or other relevant departments for record-filing.

PRC Regulations Relating to Real Estate Registration

According to the Civil Code of the PRC, which became effective on January 1, 2021, establishment, modification, assignment, and extinguishment of real rights to immovables shall be effective upon registration pursuant to law; unless the law stipulates otherwise, such establishment, modification, assignment, and extinguishment shall be ineffective without registration. The owner has the right to possess, use, benefit, and dispose of his/her movable and immovable properties.

The Interim Regulations on Real Estate Registration, promulgated by the State Council on November 24, 2014 and became effective on March 1, 2015 and amended on March 24, 2019 and March 10, 2024, and became effective on May 1, 2024, and the Implementing Rules of the Interim Regulations on Real Estate Registration promulgated by the Ministry of Land and Resources on January 1, 2016 and amended on July 16, 2019 and May 21, 2024, provide that, among other things, the state implements a uniform real estate registration system and the registration of real estate shall be strictly managed and shall be carried out in a stable and continuous manner that provides convenience for the people. The real estate registration authority of the county-level people’s government at the location of the property is the responsible entity for conducting real estate registration. Upon completion of the registration, a real estate ownership certificate shall be issued to the applicant.

PRC Regulations Relating to Environmental Protection

Environmental Protection

Pursuant to the Environmental Protection Law of the PRC (the “Environmental Protection Law”), promulgated by the SCNPC on December 26, 1989 and amended on April 24, 2014, the Environmental Impact Assessment Law of the PRC, promulgated by the SCNPC on October 28, 2002 and amended on July 2, 2016 and December 29, 2018, the Administrative Regulations on the Environmental Protection of Construction Project, promulgated by the State Council on November 29, 1998 and amended on July 16, 2017, and other applicable environmental laws and regulations, an enterprise with a project construction plan shall submit an environmental impact assessment report, stating the environmental impacts the project is likely to have, to the environmental protection administrative authority for approval. Such enterprise shall engage qualified institutions to issue the environmental impact assessment reports.

According to the Prevention and Control of Water Pollution Law of the PRC, promulgated by the SCNPC on May 11, 1984, last amended on June 27, 2017, and effective on January 1, 2018, the Prevention and Control of Atmospheric Pollution Law of the PRC, promulgated by the SCNPC on September 5, 1987, and last amended and effective on October 26, 2018, the Prevention and Control of Pollution from Environmental Noise Law of the PRC, promulgated by the SCNPC on October 29, 1996, and amended and effective on December 29, 2018, substituted by the Law of the People’s Republic of China on Noise Pollution Prevention and Control, which was promulgated on December 24, 2021 and became effective on June 5, 2022, and the Prevention and Control of Environmental Pollution of Solid Waste Law of the PRC, promulgated by the SCNPC on October 30, 1995, last amended on April 29, 2020, and effective on September 1, 2020, all the enterprises that may cause environmental pollution in the course of their business operations shall implement preventive and curative environmental protection measures in their plants and establish a reliable environmental protection system.

Pursuant to the Environmental Protection Law, any entity which discharges or will discharge pollutants during the course of operations or other activities must implement effective environmental protection safeguards and procedures to control and properly treat waste gas, wastewater, waste residue, dust, malodorous gases, radioactive substances, noise, vibrations, electromagnetic radiation, and other hazards produced during such activities. The Environmental Protection Law makes it clear that the legal liabilities of any violation of said law include warning, fine, rectification within a time limit, compulsory cease operation, compulsory reinstallation of dismantled installations of the prevention and control of pollution or compulsory reinstallation of those left idle, compulsory shutout or closedown, or even criminal punishment. Any person or entity that pollutes the environment resulting in damage could also be held liable under the PRC Civil Code. In addition, environmental organizations may also bring lawsuits against any entity that discharges pollutants detrimental to the public welfare.

Pollutant Discharge Permit

Pursuant to the Regulations on the Administration of Pollutant Discharge Permits, adopted by the State Council on December 9, 2020 and effective on March 1, 2021, pollutant discharging entities are subject to the classified management of pollutant discharge permits based on the factors such as the amount of pollutants produced and discharged, extent of impact on the environment. According to the relevant regulations of the “the List of Classification Management of Emission Permit for Fixed Source of Pollution (2019 Edition),” key management, simplified management, and registration management of pollutant discharge permit has been implemented. For pollutant discharging entities that produce and discharge a relatively small number of pollutants or have a relatively little impact on the environment, the simplified management of pollutant discharge permits shall be implemented. Further, under the Measures for Pollutant Discharge Permitting Administration, promulgated by the Ministry of Ecology and Environment on April 1, 2024 and effective on July 1, 2024, a pollutant discharging entity shall hold a pollutant discharge permit as legally required and discharge the pollutant as provided in the pollutant discharge permit. Without a required pollutant discharge permit, no pollutant may be discharged. Pursuant to the Regulations on the Administration of Pollutant Discharge Permits, entities that discharge pollutants without obtaining a discharge permit or exceed permitted emission limits shall be ordered by the competent ecology and environment authorities to rectify within a time limit, restrict production, or suspend operations for rectifications. A fine of between RMB200,000 and RMB1,000,000 shall be imposed. Under serious circumstances, upon approval by the people’s government with the relevant authority, the violating entity shall be ordered to suspend operation and close.

As the date of this report, our PRC subsidiaries have obtained the pollutant discharge permits for operation. None of our PRC subsidiaries have received any notifications of noncompliance of any environmental regulations from relevant governmental authorities in mainland China.

EIA Relating to Construction Project

Pursuant to the PRC Law on Environment Impact Assessment, promulgated on October 28, 2002 and most recently amended in December 29, 2018, and the Administrative Regulations on the Environmental Protection of Construction Projects, promulgated in November 29, 1998 with the latest amendment on July 16, 2017, and effective on October 1, 2017, the state implements an environmental impact assessment (the “EIA”) system for construction projects. Based on the degree of environmental impact, construction projects are subject to classified management. For projects that may cause significant environmental impact, an Environmental Impact Report must be prepared, providing a comprehensive and detailed assessment of pollution and environmental effects. For projects that may cause minor environmental impact, an Environmental Impact Statement must be prepared, analyzing or conducting specialized evaluations on pollution and environmental effects. For projects with minimal environmental impact that do not require an EIA, an Environmental Impact Registration Form must be submitted. Moreover, after the completion of a construction project, the constructing entity is required to obtain a completion acceptance on environmental protection for the project. Failure to comply with the above-mentioned regulations may subject an enterprise to fines, suspension of the construction, and other administrative liabilities and even criminal liabilities under severe circumstances.

Regulations Relating to Fire Protection

Pursuant to the PRC Fire Protection Law, which was promulgated by the SCNPC on April 29, 1998 and most recently amended on April 29, 2021, and Interim Provisions on the Administration of Fire Protection Design Review and Final Inspection of Construction Projects, promulgated by the MOHURD on April 1, 2020 and most recently amended on August 21, 2023, and effective on October 30, 2023, the MOHURD and its local counterparts at or above county level shall monitor and administer the fire protection affairs. The fire protection design and construction of construction projects must comply with the national technical standards for fire protection in construction projects. For special construction projects, a fire protection design review system shall be implemented, while for other types of construction projects, a fire protection acceptance filing and inspection system shall be implemented.

Regulations Relating to Mergers & Acquisitions and Overseas Listings

The M&A Rules were jointly promulgated by the MOFCOM, the State-Owned Assets Supervision and Administration Commission of the State Council, the State Administration for Industry and Commerce, the CSRC, and the SAT on August 8, 2006 and was amended by MOFCOM on June 22, 2009. The M&A Rules provides that a foreign investor is required to obtain necessary approvals when it: (1) acquires equity interests in a domestic enterprise or subscribes to additional shares in a domestic enterprise; (2) purchases the assets of a domestic enterprise through establishment of a foreign-invested enterprise; or (3) establishes a foreign-invested enterprise through which it purchases the assets of a domestic enterprise and operates these assets. In particular, any PRC company, enterprise, or individual is required to obtain approval from the MOFCOM and comply with applicable laws and regulations if it establishes an offshore company and attempts to acquire a domestic enterprise related to such offshore company.

Pursuant to the Manual of Guidance on Administration for Foreign Investment Access, which was issued by MOFCOM and became effective on December 18, 2008, notwithstanding the fact that (i) the domestic shareholder is connected with the foreign investor or not, or (ii) the foreign investor is the existing shareholder or the new investor, the M&A Rules shall not apply to the transfer of an equity interest in an incorporated foreign-invested enterprise from the domestic shareholder to the foreign investor.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. The Opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection.

On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three business days following its submission of initial public offerings or listing application. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

The Trial Measures establish a list outlining the circumstances where a mainland China enterprise is prohibited from offering and listing securities overseas, and the CSRC has the authority to block offshore listings, including that: (i) are explicitly prohibited by laws; (ii) may endanger national security as determined by relevant competent departments under the State Council; (iii) involve criminal offenses that disrupting China’s economy such as corruption, bribery, embezzlement, or misappropriation of property by the issuer, the controlling shareholder, and/or actual controller in the recent three years; (iv) involve the issuer under investigations for suspicion of criminal offenses or major violations of laws and regulations; or (v) involve material ownership disputes over the shares held by the controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. An issuer seeking direct or indirect overseas listing is also required to undergo national security review or obtain clearance from relevant authorities, if necessary, before making any application with overseas regulator or listing venue. Where an overseas securities regulator investigates and collects evidence relating to the overseas offering and listing of a mainland China enterprise and related activities and requests the CSRC for cooperation in accordance with the cross-border supervision and management cooperation mechanism, the CSRC may provide necessary assistance according to law and based on the principle of reciprocity. Our application for listing on Nasdaq does not fall under the circumstance that such overseas listing is prohibited by the Trial Measures, nor do we need to undertake the review such as security review or clearance approval from relevant authorities.

On February 24, 2023, the CSRC, together with the MOFCOM, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by our Company or our subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other mainland China laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

PRC Regulations Relating to Employment and Social Welfare

Labor Law of the PRC

The Labor Law of the PRC, or the “Labor Law,” was promulgated on July 5, 1994, and most recently amended on December 29, 2018. The Labor Law stipulates the provisions on the establishment and annulment of employment relationship, essential contents of employment contracts, working hours, remuneration, labor safety and hygiene, social insurance and other welfare, and liabilities for violating the Labor Law. The Labor Contract Law, which was implemented on January 1, 2008, and amended on December 28, 2012, is primarily aimed at regulating the rights and obligations of employers and employees, including the establishment, performance, and termination of labor contracts. Pursuant to the Labor Contract Law, labor contracts shall be in writing if labor relationships are to be or have been established between employers and the employees. Employers are prohibited from forcing employees to work above certain time limit and employers shall pay employees for overtime work in accordance with national regulations. In addition, employee wages shall be no lower than local standards on minimum wages and shall be paid to employees timely.

Social Insurance and Housing Fund

Pursuant to the Interim Regulations on Levying Social Insurance Premiums promulgated on January 22, 1999 and revised on March 24, 2019, Decisions of the State Council on Modifying the Basic Endowment Insurance System for Enterprise Employees promulgated on December 3, 2005, Decision on Establishment of Basic Medical System for Urban Employee issued by State Council with effect from December 14, 1998, the Regulations on Unemployment Insurance effective from January 22, 1999, Regulations on Work-Related Injury Insurance promulgated on April 27, 2003 with effect from January 1, 2004, and as amended on December 20, 2010, and the Interim Measures concerning the Maternity Insurance for Enterprise Employees promulgated on December 14, 1994 with effect from January 1, 1995, employers are required to register with the competent social insurance authorities and provide their employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, and medical insurance.

Pursuant to the Social Insurance Law of the PRC, which became effective on July 1, 2011, with the last amendment on December 29, 2018, all employees are required to participate in basic pension insurance, basic medical insurance schemes, and unemployment insurance, which must be contributed by both the employers and the employees. All employees are required to participate in work-related injury insurance and maternity insurance schemes, which must be contributed by the employers. Employers are required to complete registrations with local social insurance authorities. Moreover, employers must timely make all social insurance contributions. Except for mandatory exceptions such as force majeure, social insurance premiums may not be paid late, reduced, or exempted. Where an employer fails to make social insurance contributions in full and on time, the social insurance contribution collection agencies shall order it to make all or outstanding contributions within a specified period and impose a late payment fee at the rate of 0.05% per day from the date on which the contribution becomes due. If such employer fails to make the overdue contributions within such time limit, the relevant administrative department may impose a fine equivalent to 1-3 times the overdue amount.

Pursuant to the Administrative Regulations on the Housing Provident Fund effective from April 3, 1999, amended on March 24, 2002 and March 24, 2019, enterprises are required to register with the competent administrative centers of housing provident fund and open bank accounts for housing provident funds for their employees. Employers are also required to timely pay all housing fund contributions for their employees. Where an employer fails to submit and deposit registration of housing provident fund or fails to go through the formalities of opening housing provident fund accounts for its employees, the housing provident fund management center shall order it to go through the formalities within a prescribed time limit. Failing to do so at the expiration of the time limit will subject the employer to a fine of not less than RMB10,000 and up to RMB50,000. When an employer fails to pay housing provident fund due in full and on time, housing provident fund center is entitled to order it to rectify, failing to do so would result in enforcement exerted by the court.

As of the date of this report, our PRC subsidiaries have not made adequate social insurance or housing fund for employees based on the actual wages, which may entail legal risks of being ordered to supplement contributions within a specified period, or being imposed a fine or late payment fee by social insurance competent authorities or Housing Fund Management Center. As of the date of this report, our PRC subsidiaries have not received any notice of ordering contribution supplementation or been imposed a fine or late payment fee by any social insurance competent authorities or Housing Fund Management Center.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

According to the Foreign Exchange Control Regulations of the PRC, which were promulgated by the State Council on January 29, 1996, came into effect on April 1, 1996, and were amended on January 14, 1997, and August 1, 2008 (which amendment came into effect on August 5, 2008), payments for transactions that take place within the PRC must be made in Renminbi. PRC companies or individuals may repatriate foreign exchange receipts received overseas or deposit overseas. Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of the PRC, unless prior approval is obtained from the SAFE and prior registration with SAFE is made. Foreign exchange proceeds under the current accounts may be either retained or sold to a financial institution engaged in settlement and sale of foreign exchange. For foreign exchange proceeds under the capital accounts, approval from SAFE is generally required for the retention or sale of such proceeds to a financial institution engaged in settlement and sale of foreign exchange.

Foreign Investment

According to Provisions on Foreign Exchange Control on Direct Investments in China by Foreign Investors, which were promulgated on May 10, 2013 and amended on October 10, 2018 by SAFE, upon establishment of a foreign investment enterprise pursuant to the law, registration formalities shall be completed with SAFE. In the event of subsequent changes in the capital of the foreign investment enterprise such as increase in capital, capital reduction, and equity transfer, registration change formalities shall be completed with SAFE.

Pursuant to the Circular of SAFE on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, or the “SAFE Circular 59,” promulgated by SAFE on November 19, 2012 and further amended on May 4, 2015, October 10, 2018, and December 30, 2019, approval is not required for opening a foreign exchange account and depositing foreign exchange into the account relating to the direct investments. SAFE Circular 59 also simplified foreign exchange-related registration required for the foreign investors to acquire the equity interests of Chinese companies and further improve the administration on foreign exchange settlement for foreign investment enterprises.

SAFE Circular 19, which was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015, and was further amended on December 30, 2019 and March 23, 2023, provides that a foreign investment enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). Pursuant to the SAFE Circular 19, for the time being, foreign investment enterprises are allowed to settle 100% of their foreign exchange capitals on a discretionary basis; a foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business; where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise shall first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

Overseas Investment and Financing and Round-Trip Investment

Under SAFE Circular 37, issued by SAFE and effective on July 4, 2014, PRC residents are required to register with the local SAFE branch prior to the establishment or control of an offshore Special Purpose Vehicle, which is defined as offshore enterprises directly established or indirectly controlled by PRC residents for offshore equity financing of the enterprise assets or interests they hold in the PRC. An amendment to registration or subsequent filing with the local SAFE branch by such PRC resident is also required if there is any change in basic information of the offshore company or any material change with respect to the capital of the offshore company. At the same time, SAFE has issued the Operation Guidance for the Issues Concerning Foreign Exchange Administration over Round-trip Investment regarding the procedures for SAFE registration under SAFE Circular 37, which became effective on July 4, 2014, as an attachment of SAFE Circular 37, and provided operational guidance in detail on how to complete the required registration under SAFE Circular 37. Pursuant to SAFE Circular 13, which was promulgated by SAFE and effective from June 1, 2015, the administrative approvals of foreign exchange registration of direct domestic investment and direct overseas investment are canceled and the procedure of foreign exchange-related registration are simplified. The investors shall register with banks for direct domestic investment and direct overseas investment.

Dividend Distribution

Under the Company Law, the Foreign Investment Law, and Implementation Regulations of Foreign Investment Law, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with China accounting standards and regulations. According to the Foreign Investment Law and Implementation Regulations of Foreign Investment Law, foreign investors’ investment, profits, capital gains, assets disposal income, intellectual property license fees, compensation or indemnification obtained according to law, and income from liquidation, among other things, may be freely remitted in or out of China in RMB or foreign currency. In addition, under the Company Law, wholly foreign-owned enterprises in the PRC are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until these reserves have reached 50% of the registered capital of the enterprises. Wholly foreign-owned enterprises may, at their discretion, allocate a portion of their after-tax profits based on China accounting standards to staff welfare and bonus funds. These reserves are not distributable as cash dividends.

PRC Regulations Relating to Taxation

Enterprise Income Tax

According to the EIT Law, promulgated by the SCNPC on March 16, 2007, effective on January 1, 2008, and last amended on December 29, 2018, and the Implementation Regulations for the Enterprise Income Tax Law of the PRC promulgated by the State Council on December 6, 2007 and last amended in December 2024 and came into effect on January 20, 2025, with a few exceptions, the income tax rate is 25% for both domestic enterprises and foreign-invested enterprises. Enterprise taxpayers are classified as either resident enterprises or non-resident enterprises. Resident enterprises are defined as enterprises that are established in the PRC in accordance with PRC laws, or that are established in accordance with the laws of foreign countries, but their actual or de facto management bodies are located in China. Non-resident enterprises are defined as entities established under foreign laws whose de facto management bodies are not within the PRC, but which have an establishment or place of business in the PRC, or which do not have an establishment or place of business in the PRC but have income sourced within the PRC. An income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident enterprise investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business, but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

Pursuant to the EIT Law, income derived by enterprises from agricultural, forestry, animal husbandry, and fishery projects may be exempted or reduced from enterprise income tax. The MOFCOM and SAT issued the Notice of the Ministry of Finance and State Administration of Taxation on Announcing the Scope of Primary Processing of Agricultural Products Covered by Preferential Policies on Enterprise Income Tax (for Trial Implementation), or the MOFCOM Notice 149, which further clarifies the range of enterprises eligible for tax benefits, including primary processing of meat. Additionally, The SAT promulgated the Announcement on Issues concerning the Implementation of Enterprise Income Tax Preferences for Agricultural, Forestry, Husbandry and Fishery Projects, or the SAT Announcement 48, on September 13, 2011, further specifies that from January 1, 2011, processing fees collected by enterprises for providing primary processing services on agricultural products including Crop cultivation (grain, forestry products, horticultural plants, oil crops, sugar crops, tea, medicinal plants, fiber crops, tropical and South Asian subtropical crops); animal husbandry (livestock farming, fodder, forage grasses); and fishery (aquatic animals and plants), meeting the criteria in MOFCOM Notice 149 under entrusted contracts may be treated as tax-exempt items under the primary processing of agricultural products.

VAT

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the “VAT Regulations,” which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOFCOM on December 25, 1993, and were amended on December 15, 2008 and October 28, 2011, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling transport services, postal services, basic telecommunications services, construction services, or real property leasing services, selling real property, transferring the land use right, or selling or importing the goods within specified scope listed, except otherwise specified; 6% for taxpayers selling services or intangible assets and not falling within the scope as specified in other items; and 3% for small-scale taxpayers, unless otherwise stipulated by the State Council.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOFCOM on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates were adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by SAT, the MOFCOM, and the General Administration of Customs on March 20, 2019, and took effective on April 1, 2019, which further adjusted the applicable tax rates for taxpayers making VAT taxable sales or import goods. The applicable tax rates were adjusted from 16% to 13% and from 10% to 9%, respectively.

The Value-Added Tax Law of the People’s Republic of China (the “Value-Added Tax Law”), which was promulgated by the SCNPC on December 25, 2024 and will take effect on January 1, 2026, will replace the applicable VAT Regulations. Pursuant to the Value-Added Tax Law, the applicable VAT rate for taxpayers selling goods, providing processing, repair, and replacement services, leasing tangible movable property, or importing goods shall be 13%, the applicable VAT rate for taxpayers providing transportation, postal, basic telecommunications, construction, or immovable property leasing services, selling immovable property, transferring land use rights, or selling/importing agricultural products shall be 9%.

Pursuant to the Notice of the Ministry of Finance and the State Administration of Taxation on the Value-added Tax Exemption Policies for Certain Fresh Meat and Egg Products in Circulation, which promulgated by the MOFCOM and SAT on September 27, 2012, and came effect on October 1, 2012, VAT on distribution activities shall be exempted for taxpayers engaged in the wholesale or retail of agricultural products, including the sale of live and fresh meat and egg products such as pork, beef, lamb, chicken, duck, goose, whether whole, cut, fresh, chilled, or frozen.

Additional Taxes

Before September 1, 2021, the Provisional Regulations of the People’s Republic of China on Urban Maintenance and Construction Tax, or the “Provisional Regulations,” promulgated by the State Council on February 8, 1985, and revised on January 8, 2011, governs the payment of urban maintenance and construction tax. According to the Provisional Regulations, all units and individuals paying consumption tax, VAT, and business tax are taxpayers of urban maintenance and construction tax and shall pay urban maintenance and construction tax in accordance with the provisions of these regulations. The Standing Committee of the National People’s Congress passed the Tax Law of the People’s Republic of China on Urban Maintenance and Construction on August 11, 2020, which became effective after September 1, 2021. According to this law, the urban maintenance and construction tax is based on VAT and consumption tax actually paid by taxpayers. Therefore, if VAT is exempted, urban construction tax will also be exempted.

The Interim Provisions on Levying Educational Surcharges, or the “Interim Provisions,” was issued by the State Council on April 28, 1986 and revised on June 7, 1990, August 20, 2005, and January 8, 2011. According to the Interim Provisions, the educational surcharges shall be calculated and levied on the basis of the actual VAT, business tax, and consumption tax paid by various units and individuals. The education surcharge rate is 3%, which shall be paid at the same time as the VAT, business tax, and consumption tax.

The Notice on Expanding the Exemption Scope of Relevant Government Funds, or “The Notice,” was issued by the MOFCOM and the SAT on January 29, 2016, and implemented from February 1, 2016. According to The Notice, with the approval of the State Council, the scope of exemption from education surcharges, local education surcharges, and water conservancy construction funds shall be expanded from the payers whose monthly sales volume or turnover does not exceed RMB30,000 (quarterly sales or turnover paid on a quarterly basis shall not exceed RMB90,000) to RMB100,000 (quarterly sales or turnover paid on a quarterly basis shall not exceed RMB300,000).

Dividend Withholding Tax

The EIT Law and the Implementation Rules provide that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors who do not have an establishment or place of business in the PRC, or who have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

Pursuant to the Double Tax Avoidance Arrangement and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. However, based on the SAT Circular 81 issued on February 20, 2009 by the SAT, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018, by the SAT and took effect on April 1, 2018, when determining the applicant’s status of the “beneficial owner” regarding tax treatments in connection with dividends, interests, or royalties in the tax treaties, several factors, including without limitation, whether the applicant is obligated to pay more than 50% of his or her income in 12 months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. This circular further provides that applicants who intend to prove his or her status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1C. Cybersecurity.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. Our IT leadership reports to our Chief Executive Officer (“CEO”) to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We aim to promote a company-wide culture of cybersecurity risk management.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our business strategy, results of operations, or financial condition during the fiscal years ended March 31, 2025 and 2024.

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

Item 2. Properties.

See “Item 1. Business—Facilities.”

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following tables set forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent interdealer quotations, which do not include retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

THREE MONTHS ENDED MARCH 31, 2025	HIGH	LOW
First Quarter	$0.4975	$0.1260

FISCAL YEAR DECEMBER 31, 2024	HIGH	LOW
First Quarter	$0.3520	$0.2222
Second Quarter	0.3000	0.2001
Third Quarter	0.3020	0.2001
Fourth Quarter	0.2720	0.1026

FISCAL YEAR DECEMBER 31, 2023	HIGH	LOW
First Quarter	$0.8295	$0.0130
Second Quarter	2.1000	0.7940
Third Quarter	2.8980	0.2931
Fourth Quarter	0.6000	0.2222

Holders of Our Common Stock

As of August 8, 2025, there were 724 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form.

Stock Option Grants

The Company did not grant stock options during the three months ended March 31, 2025.

Transfer Agent and Registrar

The transfer agent for our common stock is Standard Registrar and Transfer Company, 440 East 400 South, Suite 200, Salt Lake City, UT 84111, telephone: (801) 571-8844.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

During the fiscal years ended March 31, 2025 and 2024, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years ended March 31, 2025 and 2024 and current reports on Form 8-K. There were no repurchases of the common stock of the Company by the Company during the fiscal years ended March 31, 2025 and 2024.

Equity Compensation

Our named executive officers have not held any equity awards to date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our financial condition, operating results, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our accompanying consolidated balance sheets of the Group (as defined below) as of March 31, 2025 and December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders’ equity, and cash flows for three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, and the related notes (collectively, the “consolidated financial statements”) and related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Discussion and Analysis of Three-Month Transition Period Ended March 31, 2025 compared to Three-Month Period Ended March 31, 2024 (unaudited)

Results of Operations

The following chart provides a summary of our results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Revenue	$6,897,689	$18,204
Cost of revenue	(5,084,941)	(18,477)
Gross profit (loss)	1,812,748	(273)
Total operating expenses	(191,935)	(102,036)
Income (loss) from operations	1,620,813	(102,309)
Total other income (expense)	32,737	314
Income (loss) before income taxes	1,653,550	(101,995)
Income tax (expense) benefit	(152,669)	5,426
Net income (loss)	$1,500,881	$(96,569)
Basic net loss per share	$(0.00)	$(0.00)

Revenue

The PRC subsidiaries generate revenue mainly from the meatpacking business, sales and installation of support infrastructure for the industrial park, and provision of rental services.

The following table sets forth the breakdown of our revenue by category, both in absolute amount and as a percentage of total revenue for each category for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat and food products	4,602,230	67	18,204	100
Product sales – Support infrastructure sales and installation	2,014,896	29	-	-
Services – Rental services	280,563	4	-	-
Total	6,897,689	100	18,204	100

The PRC subsidiaries generated revenue of US$6,897,689 for the three months ended March 31, 2025, as compared to US$18,204 for the same period of 2024. The increase of 378% for the three months ended March 31, 2025 was mainly because: (i) Fujian Hongjin acquired 51% of the equity interests in Pucheng Green Health Food in January 2025. The main business of Pucheng Green Health Food is slaughtering and meat processing sales, which generated revenue of approximately US$4.03 million in meat sales for Hongchang and its subsidiaries (the “Group”); (ii) Hongchang Food generated revenue of US$2 million through the sale of engineering assets; and (iii) Hongchang Food received rental income of US$280,563 pursuant to a five-year lease agreement dated February 1, 2025 with Yuan Chuang Property.

Cost of revenue

Cost of revenue for meat and food products and support infrastructure sales and installation represents costs and expenses directly attributable to the manufacture of our products and facilities sold and delivered, which primarily comprises of costs of (1) materials, components, and parts; (2) production overhead, including mainly packaging and testing costs, amortization and depreciation of intangible assets, production equipment, and utilities; (3) direct labor, including cost to our production staff and outsourced production workers, and (4) outsourcing production costs.

Cost of rental service primarily consists depreciation expenses.

Cost of revenue was US$5,084,941 for the three months ended March 31, 2025, which is a 274% increase as compared to US$18,477 for the same period of 2024, due to the increase in sales. The following table sets forth the breakdown of our cost of revenue by category, both in absolute amount and as a percentage of the cost of revenue, for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat and food products	4,163,673	82	18,477	100
Product sales – Support infrastructure sales and installation	921,268	18	-	-
Services – Rental services	107,084	2	-	-
Total	5,084,941	100	18,477	100

Gross profit and margin

Gross profit refers to the difference between operating revenue and costs. Our gross profit/loss and gross profit/loss margin of sales of meat and food products and support infrastructure for industrial park products are primarily affected by the market price of the products and our cost of revenue.

Our gross profit/loss and gross profit/loss margin of rental services are primarily affected by the average market rent of the building space and our cost of revenue.

Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we plan to launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of our products. As our business activities started in 2023 and we are still in the early stages, we had gross profit of US$1,812,748 and a gross loss of US$273 for the three months ended March 31, 2025 and 2024, which represented gross margin of 26% and 0%, respectively. The following table sets forth our gross profit/loss by category for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat and food products	545,641	30	(273)	100
Product sales – Support infrastructure sales and installation	1,093,628	60	-	-
Services – Rental services	173,479	10	-	-
Total	1,812,748	100	(273)	100

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

We incurred selling expenses of nil and US$36 for the three months ended March 31, 2025 and 2024, mainly due to marketing expenses in relation to our businesses during for the three months ended March 31, 2024.

General and administrative expenses

We incurred general and administrative expenses of US$191,935 for the three months ended March 31, 2025, as compared to US$102,036 in the same period of 2024. The increase in management expenses was mainly due to Fujian Hongjin’s acquisition of the 51% equity interests in Pucheng Green Health Food, which resulted in an overall increase in expenses after the merger of Pucheng Green Health Food’s original management functions and related expenses.

Income tax expenses

We incurred income tax expenses of US$152,669 for the three months ended March 31, 2025, and incurred income tax expenses of US$5,426 in the same period of 2024.

Net income (loss)

As a result of the foregoing, we reported net income of US$1,500,881 for the three months ended March 31, 2025 and a net loss of US$96,569 for the fiscal year ended December 31, 2024.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of March 31, 2025 and December 31, 2024, and should be read in conjunction with the financial statements, and notes thereto, included with this report.

	As of March 31, 2025	As of December 31, 2024
Cash	$493,201	$240,598
Restricted cash	$217,700	-
Accounts receivable, net	$2,278,878	$52,514
Other receivables, net	$74,693	$6,854,374
Other current assets	$757,833	$936,230
Total current assets	$4,033,900	$8,126,102
Construction-in-progress	$16,832,470	$41,264,766
Land use right, net	$3,998,567	$3,909,114
Total assets	$59,538,093	$57,451,227
Accounts payable-construction in progress	$13,639	$12,289
Total current liabilities	$6,447,590	$6,691,706
Long-term loans	$6,556,390	$6,562,928
Amounts due to a related party	$3,513,737	$3,493,486
Total non-current liabilities	$12,013,264	$11,986,051
Total liabilities	$18,460,854	$18,677,757
Total stockholders’ (deficit) equity	$41,077,239	$38,773,470

As of March 31, 2025, we had US$710,901 in cash, compared to US$240,598 as of December 31, 2024. The increase in cash was mainly due to: (i) the cash inflows generated by Pucheng Green Health Food’s business operations. During the reporting period, Pucheng Green Health Food achieved good cash flow by optimizing business processes and improving operational efficiency, providing strong support for the Company’s cash reserves; and (ii) prepayments previously paid to third-party companies were partially refunded due to adjustments in related projects or collaborations, which to some extent increased the Company’s cash balance.

As of March 31, 2025, our construction in progress balance amounted to approximately US$16,832,470, as compared to US$41,264,766 as of December 31, 2024. This reflected the construction progress of our Hongchang Food Industrial Park. Phase I of the Hongchang Food Industrial Park was completed in January 2025.

Capital Expenditure Commitment as of March 31, 2025

As of March 31, 2025, the Company had entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of the processing factory buildings. Total outstanding commitments under these contracts were US$3,859,662 and US$9,275,828 as of March 31, 2025 and December 31, 2024, respectively. The Company expected to pay off all the balances within one to three years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For three months ended March 31,
	2025	2024
	US$	US$
Net cash provided by operating activities	$2,789,017	$9,718
Net cash provided by (used in) investing activities	$1,079,769	$(5,045,461)
Net cash (used in) provided by financing activities	$(3,400,947)	$5,052,878
Effect of foreign exchange on cash	$2,464	$(17,791)
Net increase (decrease) in cash	$470,303	$(656)
Cash at the beginning of the year	$240,598	$895,730
Cash and restricted cash at the end of the year	$710,901	$895,074

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2025 was US$2,789,017, which primarily reflected our net income of US$1,500,881, as mainly adjusted for amortization of US$134,071, and adjustment for changes in working capital, primarily consisting of (i) an increase in accounts payable of US$2,214,437, (ii) a decrease in other non-current assets of US$921,268, and (iii) an increase in other current assets of US$201,283, offset by (i) an increase in accounts receivable of US$2,218,396 and (ii) an increase in advances to suppliers of US$140,060.

Net cash provided by operating activities for the three months ended March 31, 2024 was US$9,718, which primarily reflected our net loss of US$96,569, as mainly adjusted for (i) accounts receivable of US$730,098; and (ii) accounts payable of US$643,033.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2025 was US$1,079,769, mainly attributable to repayments from a third party. Net cash used in investing activities for the three months ended March 31, 2024 was US$5,045,461, mainly attributable to purchase of property and equipment and payments for acquisitions of businesses.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2025 was US$3,400,947, primarily due to (i) repayments to related parties of US$7,520,151 and (ii) loans from related parties of US$4,157,394 and repayments of long-term payables of US$38,190.

Net cash provided by financing activities for the three months ended March 31, 2024 was US$5,052,878, primarily due to (i) proceeds from long-term loans of US$6,005,435 and (ii) proceeds from a loan from a related party of US$166,144 and repayments of a loan from a related party of US$1,118,701.

Discussion and Analysis of the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023

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

Revenue

Our business is in its early stages, revenue represents the sales of goods supplied to customers, and sales are primarily driven by the demand from customer. The growth of our revenue will be primarily driven by increasing our product variety, expanding the distribution network, both in China and overseas and the initiation of other projects or business lines in the future. Revenue is influenced by potential competitors entering the market, economic conditions, pricing, inflation, product diversification, and customer consumption habits. We generated revenue of $2,867,102 for the fiscal year ended December 31, 2024, compared to $2,675,789 for the fiscal year ended 2023, due to launch of our new beef and mutton supplying business at the end of 2024.

Cost of revenue

Cost of revenue represents costs and expenses directly attributable to the purchase of our products sold and delivered, and direct labor costs. Cost of revenue was $2,685,470 for the fiscal year ended December 31, 2024, compared to $2,606,431 for the fiscal year ended 2023, due to the increase in sales.

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

Gross margin is gross profit divided by revenue. Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we will launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of its products. We had a gross profit of $181,632 and $69,358 for the fiscal years ended December 31, 2024 and 2023, respectively.

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

Sales and marketing expenses consist primarily of advertising expenses, gift expenses and sample fees. We commenced operations in 2023 and continued to grow and expand our business by 2024, resulting in an increase in related sales expenses. We incurred advertising expenses of $1,353 and $nil for the fiscal years ended December 31, 2024 and 2023, respectively.

General and administrative expenses

Although we are constantly adjusting our business strategy based on market changes, we place great emphasis on expense control. Our general and administrative expenses mainly consist of third-party professional team fees paid and daily operating and office expenses. We incurred general and administrative expenses of $560,577 and $538,902 for the fiscal years ended December 31, 2024 and 2023, respectively.

Income tax expenses

We incurred income tax benefit of $22,303 and $65,905 for the fiscal years ended December 31, 2024 and 2023, respectively.

Net loss

As a result of the foregoing, we reported a net loss of $472,393 and $378,794 for the fiscal years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of December 31, 2024 and 2023, and should be read in conjunction with the financial statements, and notes thereto, included with this report.

	As of December 31, 2024	As of December 31, 2023
Cash	$240,598	$895,730
Accounts receivables, net	$52,514	$742,851
Amount due from a related party	38,360	141
Other receivables, net	$6,854,374	$1,106,574
Other current assets	$936,230	$1,128,598
Total current assets	$8,126,102	$3,960,742
Construction-in-progress	$41,264,766	$41,423,399
Land use right, net	$3,909,114	$4,118,101
Total assets	$57,451,227	$50,215,568
Accounts payable-construction in progress	$12,289	$18,493
Amounts due to a related party - current portion	$6,289,440	-
Total current liabilities	$6,691,706	$1,055,203
Amounts due to a related party	$3,493,486	$6,682,959
Total non-current liabilities	$11,986,051	$8,672,422
Total liabilities	$18,677,757	$9,727,625
Total equity	$38,773,470	$40,487,943

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

Capital Expenditure Commitment as of December 31, 2024

As of December 31, 2024, the Company had entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of industrial buildings. Total outstanding commitments under these contracts were $9,275,828 and $18,492,173 as of December 31, 2024 and 2023, respectively. The Company expected to pay off all the balances within one to three years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 and 2023.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the fiscal years ended December 31,
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

Operating activities

Net cash used in operating activities for the fiscal year ended December 31, 2024 was US$7,337,639, which primarily reflected our net loss of US$472,394 as mainly adjusted for amortization of US$90,510, and adjustment for changes in working capital primarily consisting of (i) a decrease in accounts receivable of US$677,615 and (ii) an increase in other current assets of US$183,013, offset by (i) decrease in accounts payable of US$640,421, (ii) an increase in other receivable of US$6,920,988, and (iii) a decrease in accrued expenses and other payables of US$236,528.

Net cash provided by operating activities for the fiscal year ended December 31, 2023 was US$750,521, which primarily reflected our net loss of US$378,794 as mainly adjusted for amortization of US$88,173, and adjustment for changes in working capital primarily consisting of an increase in other current assets of US$1,058,798, offset by (i) an increase in deferred subsidies of US$1,990,873, (ii) an increase in accounts payable of US$645,831, and (iii) an increase in accrued expenses and other payables of US$313,708.

Investing activities

Net cash used in investing activities for the fiscal years ended December 31, 2024 and 2023 was US$3,504,356 and US$41,679,473, respectively, mainly attributable to the purchase of property and equipment and payments for acquisitions of businesses.

Financing activities

Net cash provided by financing activities for the fiscal year ended December 31, 2024 was US$10,204,753, primarily due to (i) proceeds from long-term loans of US$6,884,567 and (ii) loans from related parties of US$8,926,432 and repayments to related parties US$5,606,246.

Net cash provided by financing activities for the fiscal year ended December 31, 2023 was US$40,942,007, primarily due to (i) capital contributions made by stockholders of US$41,241,108 and (ii) a loan from a related party of US$2,900,289 and repayments to a related party of US$3,199,390.

Critical Accounting Policies Involving Critical Accounting Estimates

The discussion and analysis of our Group’s financial condition and results of operations are based upon our Group’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of U.S. GAAP requires our Group to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, our Group evaluate its estimates, including those discussed below. Our Group bases its estimates on historical experience, current trends, and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

A detailed summary of significant accounting policies is summarized below:

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in our Group’s consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets, and current expected credit loss of receivables. Actual results could differ from those estimates.

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

Revenue recognition

The Group applied ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) for all periods presented.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

Step 4: Allocate the transaction price to the performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation – An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer service to a customer).

The Group has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Group has elected a practical expedient that it does not adjust the promised amount of consideration for the effects of a significant financing component if the Group expects that, upon the inception of revenue contracts, the period between when the Group transfers its promised services or deliverables to its clients and when the clients pay for those services or deliverables will be one year or less.

As a practical expedient, the Group elected to expense the incremental costs of obtaining a contract when incurred if the amortization period of the asset that the Group otherwise would have recognized is one year or less.

The Group is a food provider in Fujian Province which principally engages in meat and food product sales, sales and installation of support infrastructure, and property rental.

The Group’s principal revenue stream includes:

1.	Product revenue:

●	Meat and food product sales:

The Group enters into contracts with customers for the supply of meat and food products, whereby customers agree to pay product fees over the contract term in line with the terms set out in the sales agreements. Each contract encompasses a single promise: delivering specific goods to customers, which the Group therefore identifies as a single performance obligation, with all service fees (including but not limited to shipping and handling fees and packaging fees) allocated thereto. Control is considered transferred when the customer gains the ability to direct the use of the goods and obtain substantially all remaining economic benefits therefrom. Accordingly, the Group recognizes revenue at the point in time when control of the goods is transferred to the customer.

For the majority of meat and food product sales contracts, the Group assumes inventory risk, has the autonomy to set prices, and is responsible for fulfilling the promise to deliver specific goods to customers. As the Group acts as the principal in these transactions, revenue is recognized on a gross basis. In contrast, for a small number of contracts where the Group does not assume inventory risk, does not have pricing authority, and is not primarily responsible, revenue is recognized on a net basis.

●	Sale and installation of support infrastructure:

The Group bundles the installation together with the sale of mounts for photovoltaic panels. The installation services do not significantly customize or modify the mounts.

Contracts for bundled sales of equipment and installation services are comprised of two performance obligations because the equipment and installation services are both sold on a stand-alone basis and are distinct within the context of the contract. Accordingly, the Group allocates the transaction price based on the relative stand-alone selling prices of the equipment and installation services.

The Group recognizes revenue from installation services over time because the customer simultaneously receives and consumes the benefits provided to them. The Group uses an input method in measuring progress of the installation services because there is a direct relationship between the Groups effort (i.e., based on the labor hours incurred) and the transfer of service to the customer. The Group recognizes revenue on the basis of the labor hours expended relative to the total expected labor hours to complete the service.

2.	Service revenue:

●	Rental services: The Group started to generate lease revenue in 2025 from operating leases of constructed buildings in the Hongchang Food Industrial Park to customers. As a lessor, the Group accounts for these leases under ASC 842. Lease revenue is recognized on a straight-line basis over the lease term, with any difference between straight-line revenue and contractual rental receipts recorded as a component of accounts receivable. Revenue recognition is subject to a collectability assessment, considering the creditworthiness of lessees and historical payment patterns. See “Note 2. Summary of Significant Accounting Policies—Lease—from the perspective as a lessor” for more discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

HONGCHANG INTERNATIONAL CO. LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm (Enrome LLP, PCAOB ID # 6907)	F-2
Report of Independent Registered Public Accounting Firm (WWC, P.C., PCAOB ID # 1171)	F-3
Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 and 2023	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months ended March 31, 2025 and the Fiscal Years Ended December 31, 2024 and 2023	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2025 and the Fiscal Years Ended December 31, 2024 and 2023	F-6
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2025 and the Fiscal Years Ended December 31, 2024 and 2023	F-7
Notes to Consolidated Financial Statements	F-8-F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hongchang International Co., Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hongchang International Co., Ltd (the “Company”) and its subsidiaries (the “Group”) as of March 31, 2025, the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders’ equity, and cash flows for three months ended March 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of March 31, 2025, and the results of its operations and its cash flows for three months ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Enrome LLP

We have served as the Group’s auditor since 2025.

Singapore

August 11, 2025

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

San Mateo, California

March 28, 2025

FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
ASSETS:
Current assets:
Cash and cash equivalents	493,201	240,598	895,730
Restricted cash	217,700	-	-
Accounts receivable, net	2,278,878	52,514	742,851
Amount due from a related party	-	38,360	141
Other receivable, net	74,693	6,854,374	1,106,574
Inventories, net	36,206	-	13,713
Advances to suppliers	175,389	4,026	-
Advances to supplier-related party	-	-	59,324
Other current assets	757,833	936,230	1,142,409
Total current assets	4,033,900	8,126,102	3,960,742

Non-current assets:
Property and equipment, net	27,139,534	16,888	3,193
Construction-in-progress	16,832,470	41,264,766	41,423,399
Intangible assets, net	-	-	3,213
Land use right, net	3,998,567	3,909,114	4,118,101
Other non-current assets	7,005,938	4,134,357	706,920
Equity-method investments	527,684	-	-
Total non-current assets	55,504,193	49,325,125	46,254,826
Total assets	59,538,093	57,451,227	50,215,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term loans -current portion	378,026	235,306	-
Accounts payable	2,263,805	-	650,905
Accounts payable-construction in progress	13,639	12,289	18,493
Advances from customers	256	255	-
Amounts due to related parties -current portion	2,950,075	6,289,440	-
Accrued expenses and other liabilities	841,789	154,416	385,805
Total current liabilities	6,447,590	6,691,706	1,055,203

Non-current liabilities
Deferred subsidies	1,935,462	1,929,637	1,989,463
Long-term loans	6,556,390	6,562,928	-
Amounts due to related parties	3,513,737	3,493,486	6,682,959
Deferred tax liability	7,675	-	-
Total non-current liabilities	12,013,264	11,986,051	8,672,422

Total liabilities	18,460,854	18,677,757	9,727,625

Commitments and contingencies		-

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367, 518,831,367, and 518,831,367 issued and outstanding as of March 31, 2025, December 31, 2024, and December 31, 2023, respectively)	518,831	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228	39,905,228
Statutory reserves	1,197	1,197	-
Accumulated deficit	(31,672)	(1,292,076)	(812,539)
Accumulated other comprehensive loss	(131,400)	(365,573)	876,423
Total Hongchang International Co., Ltd’s stockholders’ equity	40,262,184	38,767,607	40,487,943
Non-controlling interests	815,055	5,863	-
Total equity	41,077,239	38,773,470	40,487,943

Total liabilities and equity	59,538,093	57,451,227	50,215,568

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the three months ended March 31,	For the fiscal year ended December 31, 2024
	2025	2024	2023
	US$	US$	US$
Revenue	6,897,689	2,867,102	2,675,789
Cost of revenue	(5,084,941)	(2,685,470)	(2,606,431)
Gross Profit	1,812,748	181,632	69,358
Sales and marketing expenses	-	(1,544)	(28)
General and administrative expenses	(191,935)	(560,577)	(538,902)
Intangible asset impairment loss	-	(2,837)	-
Total operating expenses	(191,935)	(564,958)	(538,930)
Operating income (loss)	1,620,813	(383,326)	(469,572)
Interest (expense) income	(2,117)	1,155	1,386

Other income	34,737	1,167	23,531
Other expenses	(77)	(113,692)	(44)
Income (loss) before income taxes	1,653,356	(494,696)	(444,699)
Income tax (expense) benefit	(152,669)	22,303	65,905
Equity in earnings of unconsolidated entities	194
Net income (loss)	1,500,881	(472,393)	(378,794)

Other comprehensive income (loss) net of tax:
Foreign currency translation difference net of tax	234,647	(1,242,080)	861,331
Total comprehensive income (loss)	1,735,528	(1,714,473)	482,537
Less: comprehensive income attributable to non-controlling interest	240,951	5,863	-
Comprehensive income (loss) attributable to Hongchang International Co., Ltd’s common stockholders	1,494,577	(1,720,336)	482,537

Loss per share:
Common stock - basic and diluted	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stock - basic and diluted	518,831,367	518,831,367	450,231,897

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Subscription	Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder’s	Non- controlling	Total Stockholder’s
	Shares	Amount	receivable	Capital	Reserve	Deficit	income (loss)	equity	interests	Equity
		US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2023	415,582,375	415,582	(415,582)	--	--	(433,745)	15,092	(418,653)	-	(418,653)
Net loss	-	-	-	-	-	(378,794)	-	(378,794)	-	(378,794)
Contribution from stockholder	-	-	415,582	40,825,526	-	-	-	41,241,108	-	41,241,108
Foreign currency translation adjustment			-			-	861,331	861,331	-	861,331
Deemed issuance of share upon the Merger Transaction	103,248,992	103,249	-	(920,298)	-	-	-	(817,049)	-	(817,049)
Balance as of December 31, 2023	518,831,367	518,831	-	39,905,228	-	(812,539)	876,423	40,487,943	-	40,487,943
Net loss	-	-	-	-	-	(478,340)	-	(478,340)	5,947	(472,393)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,241,996)	(1,241,996)	(84)	(1,242,080)
Appropriation of statutory reserve	-	-	-	-	1,197	(1,197)	-	-	-	-
Balance as of December 31, 2024	518,831,367	518,831	-	39,905,228	1,197	(1,292,076)	(365,573)	38,767,607	5,863	38,773,470
Acquisition of subsidiary			-						568,241	568,241
Net income	-	-	-	-		1,260,404	-	1,260,404	240,477	1,500,881
Foreign currency translation adjustment	-	-	-	-	-	-	234,173	234,173	474	234,647
Appropriation of statutory reserve	-	-	-	-	-	-	-	-	-	-
Balance as of March 31, 2025	518,831,367	518,831	-	39,905,228	1,197	(31,672)	(131,400)	40,262,184	815,055	41,077,239

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Consolidated Statements of Cash Flows

	For the three months ended March 31,	For the fiscal year ended December 31,
	2025	2024	2023
	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,500,881	(472,393)	(378,794)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:	-	-	-
Depreciation and amortization	134,071	90,510	88,173
Accrued interest income derived from loan to third party	-	-	(23,249)
Intangible asset impairment loss	-	2,837	-
Deferred tax benefit	(5,212)	(22,303)	(65,905)
Gain on disposal of subsidiary	-	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,218,396)	677,614	(743,377)
Inventories	8,786	13,493	(13,723)
Amount due from a related party	-	(38,912)	-
Advance to suppliers	(140,060)	(18,280)	-
Advance to suppliers-related party	-	58,368	-
Other receivables	(47,462)	(6,920,988)	(4,218)
Other current assets	201,283	183,013	(1,058,798)
Other non-current assets	921,268	(13,897)	-
Accounts payable	2,214,437	(640,421)	645,831
Accrued expenses and other payables	253,850	(236,528)	313,708
Advances from customers	-	258	-
Deferred subsidies	(5,351)	-	1,990,873
Bargain purchase	(29,078)
Net cash provided by (used in) operating activities	2,789,017	(7,337,639)	750,521

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions of businesses, net of cash acquired	65,433	(567,005)	-
Purchases of property and equipment	(139,479)	(4,021,962)	(40,596,144)
Purchases of software	-	-	(3,297)
Cash disposed on disposal of subsidiary	-	(131)	-
Loans to related parties	-	-	(141)
Loan to third party	-	-	(1,079,891)
Repayments from a related party	38,506	139	-
Repayments from a third party	1,115,309	1,084,603	-
Net cash provided by (used in) investing activities	1,079,769	(3,504,356)	(41,679,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by stockholders	-	-	41,241,108
Proceeds from long-term loans	-	6,884,567	-
Proceeds from a loan from a related party	-	-	2,900,289
Repayments to related parties	(7,520,151)	(5,606,246)	-
Repayments of a loan from a related party			(3,199,390)
Loans from related parties	4,157,394	8,926,432	-
Repayments of long-term payables	(38,190)	-	-
Net cash (used in) provided by financing activities	(3,400,947)	10,204,753	40,942,007

Effect of exchange rate changes	2,464	(17,890)	879,534

Net increase (decrease) in cash	470,303	(655,132)	892,589
Cash at beginning of period/year	240,598	895,730	3,141
Cash and Restricted cash at end of period/year	710,901	240,598	895,730
Supplemental disclosure of cash flow information
Interest paid	84,877	294,509	-
Interest capitalized	102,521	316,197	-
Supplemental disclosure of non-cash transactions
Accrued but unpaid interest capitalized in construction-in-progress	17,644	21,688	-

The accompanying notes are an integral part of these consolidated financial statements.

Hongchang International Co., Ltd

Notes to Consolidated Financial Statements

1. ORGANIZATION

(a) Nature of operations

Hongchang International Co., Ltd (the “Company”) was incorporated in the state of Nevada on May 18, 1987. The Company is a holding company.

On September 4, 2023, the Company completed the merger and other related transactions (the “Merger Transactions”) with Hongchang Global Investment Holdings Limited (“Hongchang BVI”), as a result of which Hongchang BVI became a wholly owned subsidiary of the Company and the Company assumed and began conducting the principal business of Hongchang BVI. The name of the Company was changed from “Heyu Biological Technology Corporation” to “Hongchang International Co., Ltd.”

The “Group” means (i) prior to the completion of the Reorganization (as defined below), Hongchang BVI and its subsidiaries that engage in businesses of food trade and biotechnology in China (ii) upon and after completion of the Merger Transactions, the Company and its subsidiaries that engage in businesses of food trade and biotechnology in China.

(b) History and reorganization of the Group

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Fuqing Hongchang Food Co., Ltd (“Hongchang Food”) (collectively, the “Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Hongchang Food established two wholly owned subsidiaries, Zengqiang Investment Limited (“BVI-1”) and Hong Jin Investment Limited (“BVI-2”) in the British Virgin Islands, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2, which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (the “PRC”). WFOE then purchased 100% of the equity interests in Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin held 70% and 30% of the equity interests in Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization were under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization was accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying consolidated financial statements were prepared as if the corporate structure of the Group had been in existence since the beginning of the periods presented.

(c) Reverse merger

On August 21, 2023, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hongchang BVI and Hongchang BVI’s stockholders, BVI-1, a business company incorporated in the BVI, and BVI-2, a business company incorporated in the BVI (the “Selling Stockholders” and each a “Selling Stockholder”), in relation to the acquisition of Hongchang BVI by the Company (the “Hongchang Acquisition”). BVI-1 is wholly owned by Mr. Zengqiang Lin and BVI-2 is wholly owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of the Company since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to the Company in exchange for an aggregate of 415,582,375 new shares of the Company’s common stock (the “Consideration Shares”), of which 353,322,843 shares were issued to BVI-1 and 62,259,532 shares were issued to BVI-2.

Immediately following the closing of the Hongchang Acquisition, the Company had a total of 518,831,367 shares of common stock issued and outstanding. The 415,582,375 Consideration Shares constitute 80.1% of its enlarged share capital following the closing of the Hongchang Acquisition. The exchange consideration for the Hongchang Acquisition was determined on an arms’ length basis based on our valuation of Hongchang BVI and its subsidiaries and its assets.

As the Company, the legal acquirer and accounting acquiree, does not meet the definition of a business, management concluded that the Merger Transactions should be accounted for as a continuation of the financial statements of Hongchang BVI (the legal subsidiary), together with a deemed issue of shares and a re-capitalization of the equity of Hongchang BVI. Hongchang BVI is the continuing entity and is deemed to have issued shares in exchange for the identifiable net assets held by the Company together with the listing status of the Company. Management concluded that September 4, 2023 was the acquisition date of the Merger Transactions.

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

On May 8, 2024, Hongchang Food entered into a shareholder agreement with Fujian Xindefu Agricultural Products Co., Ltd. (“Xindefu”). Pursuant to the agreement, Hongfu Food (Fujian) Co. Ltd. (“Hongfu Food”) was established, with Hongchang Food holding a 51% equity interests in the company. The principal business of Hongfu Food includes hog processing and pork product trading. On January 1, 2025, the Company acquired 51% equity interests in Pucheng Green Health Food Co., Ltd. (“Pucheng Green Health Food”). The principal business of Pucheng Green Health Food is livestock slaughtering. Upon the acquisition, Pucheng Green Health Food became a consolidated subsidiary of the Company.

Based on above transactions, the accompanying consolidated financial statements reflect the activities of each of the following entities:

Entity	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal activities
Subsidiaries:
Hongchang BVI	British Virgin Islands	100%	Investment holding
Hongchang HK	Hong Kong	100%	Investment holding
WFOE	PRC	100%	Provision of technical and consultation services
Hongchang Food	PRC	100%	Provision of food trade and biotechnology
Hongchang Global Food	PRC	100%	Provision of food trade and biotechnology
Hongchang Import & Export	PRC	100%	Provision of food trade and biotechnology
Hongchang Supply Chain	PRC	100%	Provision of food trade and biotechnology
Hongchang Agricultural	PRC	100%(1)	Provision of food trade and biotechnology
Hongfu Food	PRC	51%	Provision of food trade and meat processing
Pucheng Green Health Food	PRC	51%	Slaughtering and meat processing

(1)	On September 2, 2024, Hongchang Supply Chain sold 100% of its equity interests in Hongchang Agricultural to Mr. Long Yuan. As a result, Hongchang Agricultural is no longer a subsidiary of Hongchang International.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. GAAP and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Group’s financial information.

Through the Reorganization, the Company became the holding company of the companies now comprising the Group. Accordingly, for the purpose of preparation of the consolidated financial statements of the Group, the Company is considered as the holding company of the companies now comprising the Group throughout the reporting period. Through the Reorganization, the Company became the holding company of the contributed businesses now comprising the Group, which were under the common control of Mr. Zengqiang Lin and Ms. Zhenzhu Lin before and after the Reorganization. Accordingly, the financial statements were prepared on a consolidated basis by applying the principles of the pooling of interest method as if the Reorganization had been completed at the date when contributed business first came under the control of the controlling party. The consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Group included the results and cash flows of all companies now comprising the Group from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling stockholders, whenever the period is shorter.

Principles of consolidation

The accompanying consolidated financial statements of the Group include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets, and current expected credit loss of receivables.

Management bases the estimates on historical experience and on various other assumptions as discussed elsewhere to the consolidated financial statements that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates based on information that is currently available. Changes in circumstances, facts, and experience may cause the Group to revise its estimates. Changes in estimates are recorded in the period in which they become known. Actual results could materially differ from these estimates.

Foreign Currency

The Group’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of stockholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss.

	As of
	March 31, 2025	December 31, 2024	December 31, 2023
RMB: US$ exchange rate	7.25723	7.2993	7.0798

	For the three months ended March 31,		For the fiscal year ended December 31,
	2025	2024	2024	2023
RMB: US$ exchange rate	7.27153	7.1602	7.1957	7.0748

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$68,897. The amount in excess of the insurance as of March 31, 2025 was approximately US$645,410. The Group has not experienced any losses in bank accounts.

Restricted cash

The Company received grants from the Fuzhou Municipal Bureau of Housing Security and Real Estate Administration amounting to US$217,700. Use of the grants are prohibited until the development of Hongchang Food Industrial Park is completed. The grants are deposited in a bank account with the China Construction Bank Corporation (“China Construction Bank”) and are disclosed as restricted cash on the balance sheet.

Accounts receivable and allowance for credit losses

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. To estimate expected credit losses, the Group has identified the relevant risk characteristics of its customers and the related receivables. The Group considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors), and changes in the Group’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost of inventory are determined using the weighted average cost method. The Group records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience, and application of the specific identification method.

Lease

From the Perspective as a lessee

At inception of a contract, the Group assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Group assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset.

The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Group recognizes operating lease expenses on a straight-line basis over the lease term.

From the Perspective as a lessor

The Group recognizes rental revenue under ASC 842, and the lease contracts are operating leases. The Group has elected to exclude from revenue and expenses sales taxes and other similar taxes collected from its tenant. The Group leases the buildings of Hongchang Food Industrial Park to its customers and generates revenue from monthly rent in the form of rental fees. The price of contract varies primarily based on the size and nature of buildings leased by the customers. The Group’s lease contracts include a fix periodic payment amount. The Group recognizes rental revenue when the Group provides the customers access to the buildings. Rental revenue is recognized over the lease term on a straight-line basis, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts included in accounts receivable. The lease has renewal options, and a penalty is imposed if the customers early terminate the leases. Renewal of contract is on a negotiation basis before termination.

Prior to moving into the buildings, the customer is required to provide the Group with a rental retainer in amount specified in the terms of the lease agreements. The retainer typically cannot be applied against the customer’s unpaid balance of rental or other fees.

Future minimum undiscounted lease collections from the contracts existed as of March 31, 2025 were as follows:

As of March 31
2026	1,755,821
2027	1,755,821
2028	1,755,821
2029	1,755,821
2030	1,490,743
Thereafter	3,265,709
Total	11,779,736

Short-term leases

The Group has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. Lease payments associated with these leases are expensed as incurred.

Sales and leaseback contracts

The Group enters sale and leaseback transactions. The Group acts as the seller-lessee, transfers its assets to a third-party entity (the buyer-lessor), and then leases the transferred assets back from the buyer-lessor at a contract designated rental price. The Group evaluates whether a sale of the underlying assets in the sale and leaseback contract has occurred in accordance with ASC 606. When a sale and leaseback transaction does not qualify for sale accounting, the transaction is accounted for as a financing transaction by the seller-lessee and a lending transaction by the buyer-lessor. The seller-lessee shall not derecognize the transferred asset and shall account for any amounts received as a financial liability.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Property and equipment are depreciated at rates sufficient to write off their costs less impairment and residual value, if any, over their estimated useful lives on a straight-line basis.

Category	Estimated useful life
Equipment	3 years
Building	40 years

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the three months ended March 31, 2025 and the fiscal year ended December 31, 2024 and 2023, the total interest capitalized in the construction-in-progress was US$102,521, US$316,197, and nil, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023 was US$nil, US$2,837, and US$nil, respectively.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of March 31, 2025 and December 31, 2024 and 2023, the carrying values of these financial assets and liabilities approximated their fair values due to the short-term nature.

Revenue recognition

The Group applied ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) for all periods presented.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

Step 4: Allocate the transaction price to the performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation – An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer service to a customer).

The Group has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Group has elected a practical expedient that it does not adjust the promised amount of consideration for the effects of a significant financing component if the Group expects that, upon the inception of revenue contracts, the period between when the Group transfers its promised services or deliverables to its clients and when the clients pay for those services or deliverables will be one year or less.

As a practical expedient, the Group elected to expense the incremental costs of obtaining a contract when incurred if the amortization period of the asset that the Group otherwise would have recognized is one year or less.

The Group is a food provider in Fujian Province which principally engages in meat and food product sales, support infrastructure sales and installation , and property rental.

The Group’s principal revenue stream includes:

1.	Product revenue:

●	Meat and food products sales:

The Group enters into contracts with customers for the supply of meat and food products, whereby customers agree to pay product fees over the contract term in line with the terms set out in the sales agreements. Each contract encompasses a single promise: delivering specific goods to customers, which the Group therefore identifies as a single performance obligation, with all service fees (including but not limited to shipping and handling fees and packaging fees) allocated thereto. Control is considered transferred when the customer gains the ability to direct the use of the goods and obtain substantially all remaining economic benefits therefrom. Accordingly, the Group recognizes revenue at the point in time when control of the goods is transferred to the customer.

For the majority of meat and food product sales contracts, the Group assumes inventory risk, has the autonomy to set prices, and is responsible for fulfilling the promise to provide specific goods to customers. As the Group acts as the principal in these transactions, revenue is recognized on a gross basis. In contrast, for a small number of contracts where the Group does not assume inventory risk, does not have pricing authority, and is not primarily responsible, revenue is recognized on a net basis.

●	Sale and installation of support infrastructure:

The Group bundles the installation together with the sale of mounts for photovoltaic panels. The installation services do not significantly customize or modify the mounts.

Contracts for bundled sales of equipment and installation services are comprised of two performance obligations because the equipment and installation services are both sold on a stand-alone basis and are distinct within the context of the contract. Accordingly, the Group allocates the transaction price based on the relative stand-alone selling prices of the equipment and installation services.

The Group recognizes revenue from installation services over time because the customer simultaneously receives and consumes the benefits provided to them. The Group uses an input method in measuring progress of the installation services because there is a direct relationship between the Groups effort (i.e., based on the labor hours incurred) and the transfer of service to the customer. The Group recognizes revenue on the basis of the labor hours expended relative to the total expected labor hours to complete the service.

2.	Service revenue:

●	Rental services: The Group started to generate lease revenue in 2025 from the operating lease of constructed buildings in the Hongchang Food Industrial Park to customers. As a lessor, the Group accounts for these leases under ASC 842. Lease revenue is recognized on a straight-line basis over the lease term, with any difference between straight-line revenue and contractual rental receipts recorded as a component of accounts receivable. Revenue recognition is subject to a collectability assessment, considering the creditworthiness of lessees and historical payment patterns. See “Note 2. Summary of Significant Accounting Policies—Lease—from the perspective as a lessor” for more discussion.

Disaggregation of Revenue

Disaggregation of revenue from contracts with clients, in accordance with ASC Topic 606, by major service lines is as follows:

	For the
	three months ended March 31,	fiscal year ended December 31,
	2025	2024	2023
REVENUE	US$	US$	US$
Product revenue:
Meat and food products sales	4,602,230	2,867,102	2,675,789
Support infrastructure sales and installation	2,014,896	-	-
	6,617,126	2,867,102	2,675,789
Service revenue:
Rental services	280,563	-	-
Total	6,897,689	2,867,102	2,675,789

Revenue disaggregated by timing of revenue recognition for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023 is disclosed in the table below:

	For the
	three months ended March 31,	fiscal year ended December 31,
	2025	2024	2023
	US$	US$	US$
Point in time:
Meat and food products sales	4,602,230	2,867,102	2,675,789
Over time:
Support infrastructure sales and installation	2,014,896	-	-
Rental services	280,563	-	-
Total	6,897,689	2,867,102	2,675,789

The Group also selected to apply the practical expedients allowed under ASC Topic 606 to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. As of March 31, 2025 and December 31, 2024 and 2023, all contracts of the Group were with an original expected duration within one year.

Cost of revenue

Costs of revenue consist primarily of purchase price of products, shipping and handling expenses from suppliers to the Group, and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenue. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to US$nil, US$11,521, and US$5,900 for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses, and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to $nil, $1,353, and $nil for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental, and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were $1,935,462, $1,929,637, and $1,989,463 as of March 31, 2025 and December 31, 2024 and 2023, respectively.

Value-added taxes

Sales revenue represents the invoiced value of goods, net of VAT. The applicable VAT rate was 13% or 9% (depending on the type of goods involved) for products sold in the PRC. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. All of the VAT returns filed by the Company’s subsidiaries in China have been and remain subject to examination by the tax authorities.

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

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of March 31, 2025 and December 31, 2024 and 2023.

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

Earnings per share

The Group calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive. On September 4, 2023, the Group completed the Hongchang Acquisition, whereby Hongchang BVI’s stockholders received 415,582,375 shares of the Company in exchange for all of the share capital of Hongchang BVI, which is reflected retroactively to December 31, 2021, and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Group. The impact of the stock exchange is also shown on the Group’s Statements of Stockholders’ Equity.

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

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, the Group’s comprehensive income (loss) included net income (loss) and other comprehensive income (loss).

Segment reporting

ASC 280, Segment Reporting (“ASC 280”), establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Based on the criteria established by ASC 280, our chief operating decision maker (“CODM”) has been identified as our Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group. As a whole and hence, we have only one reportable segment. The Group does not distinguish between markets or segments for the purpose of internal reporting. As the Group’s long-lived assets are substantially located in the PRC, no geographical segments are presented.

Uncertainty and risks

Political, social, and economic risks

The Group has substantial operations in China through its PRC subsidiaries. Accordingly, the Group’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Group’s results may be adversely affected by changes in the political, regulatory, and social conditions in the PRC. Although the Group has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

The Group’s business, financial condition, and results of operations may also be negatively impacted by risks related to regional wars, geopolitical tensions, natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could potentially and significantly disrupt the Group’s operations.

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

Concentration of customers and suppliers

As of March 31, 2025, one major client accounted for 96% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

As of December 31, 2024, one client accounted for 100% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

As of December 31, 2023, one major client accounted for 96.0% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

For three months ended March 31, 2025, two major clients accounted for 59% and 29% of the Group’s total revenue, respectively.

For the fiscal year ended December 31, 2024, one major client accounted for 24% of the Group’s total revenue.

For the fiscal year ended December 31, 2023, one major client accounted for 96% of the Group’s total revenue.

As of March 31, 2025, one vendor accounted for 98% of the Group’s total account payable. For the three months ended March 31, 2025, one vendor accounted for 67% of the Group’s total purchases.

As of December 31, 2024, one vendor accounted for 100% of the Group’s total account payable. For the fiscal year ended December 31, 2024, two vendors accounted for 46% and 29% of the Group’s total purchases, respectively.

As of December 31, 2023, two vendors accounted for 81% and 15% of the Group’s total account payable. For the fiscal year ended December 31, 2023, three vendors accounted for 42%, 38%, and 16% of the Group’s total purchases, respectively.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

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

3. BUSINESS ACQUISITION

Acquisitions in 2025

Pucheng Green Health Food

On January 1, 2025, the Company, through WFOE, acquired 51% equity interests in Pucheng Green Health Food for a total cash consideration of approximately US$559,782 Upon the acquisition, Pucheng Green Health Food became a consolidated subsidiary of the Company.

The total purchase consideration of approximately US$559,142 consisted of a cash payment of approximately US$559,142 to the former shareholders of Pucheng Green Health Food. The assets and liabilities of Pucheng Green Health Food were recorded at their respective estimated fair value as of the acquisition date.

The following table summarizes the purchase price allocation of the assets acquired, liabilities assumed, and related deferred income tax assumed at the date of acquisition. The dollar amount presented in the table was based on the exchange rate of RMB1.00 to US$0.1370 on January 1, 2025.

Amount in US$

Current assets	172,667
Construction-in-progress	838,442
Other non-current assets	740,897
Total assets acquired	1,752,006
Current liabilities	(590,974)
Non-current liabilities	(7,660)
Total liabilities assumed	(598,634)
Net identifiable assets acquired (51%)	588,220
Total consideration	559,142
Bargain purchase gain	29,078

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Accounts receivable	2,278,878	52,514	742,851
	2,278,878	52,514	742,851

As of March 31, 2025 and December 31, 2024 and 2023, the Company had no allowance for expected credit losses for accounts receivable

5. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Advanced construction payment	-	6,849,972	-
Loans to third parties	-	-	1,079,127
Others	74,693	4,402	27,447

	74,693	6,854,374	1,106,574

In March 2025, Hongchang Food received a refund of approximately US$1.12 million from Sichuan Xiongji Construction Engineering Co., Ltd. (“Sichuan Xiongji”) and reached Supplementary Agreement No. 1 with Sichuan Xiongji that the remaining advanced approximately US$5.77 million to Sichuan Xiongji would be treated as a prepayment for the construction of Phase II of the Hongchang Food Industrial Park.

For the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, the Company had no allowance for expected credit losses for other receivable.

6. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
VAT recoverable	649,496	846,269	1,039,421
Deferred tax assets	104,217	85,865	65,858
Prepaid Expenses	4,120	4,096	23,319
Advance to suppliers	-	-	13,811
	757,833	936,230	1,142,409

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Office equipment	3,298	3,279	3,381
Other machinery and Equipment	17,647	17,546	-
Buildings	27,526,188	-	-
Accumulated depreciation	(407,599)	(3,937)	(188)
	27,139,534	16,888	3,193

Depreciation expenses were US$112,597, US$3,809, and US$188 for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively.

Phase I of Hongchang Food Industrial Park was complete and reached usable condition in January 2025. The buildings started to depreciate from February 2025.

On February 1, 2025, Hongchang Food entered into a lease contract with Fuqing Yuanchuang Property Management Co., Ltd. to lease out a total of seven buildings in Phase I of Hongchang Food Industrial Park, with the leased area of 46,656.40 square meters from February 1, 2025 to January 31, 2030. As of March 31, 2025, the balance of rental properties was US$27,106,219. Depreciation expenses of US$107,084.00 for the three months ended March 31, 2025 were included in cost of revenue.

As of March 31, 2025, the buildings with a carrying value of US$27,106,219 had been pledged as security for bank loans obtained by a related party, Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”).

8. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Construction in progress	16,832,470	41,264,766	41,423,399
	16,832,470	41,264,766	41,423,399

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. The construction of Phase I of Hongchang Food Industrial Park was complete in January 2025. The remaining part is still under construction and the construction is expected to complete by 2026.

9. INTANGIBLE ASSTES

Intangible assets consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Purchased software	3,214	3,196	3,295
Less: accumulated amortization	(375)	(399)	(82)
Less: impairment allowance	(2,839)	(2,797)	-
	-	-	3,213

Amortization expenses for the purchased software were US$nil, US$324, and US$82 for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively. Impairment charge recorded was US$nil, US$2,837, and US$nil for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively.

10. LAND USE RIGHT, NET

Land use rights, net consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Land use rights	4,420,268	4,256,831	4,388,808
Less: accumulated amortization	(421,701)	(347,717)	(270,707)
	3,998,567	3,909,114	4,118,101

Amortization expenses for the land use rights were US$21,992, US$86,377, and US$87,903 for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively. No impairment charge was recorded for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023, respectively. The land use right has a term of 50 years and will terminate in 2070. The land use right acquired through the acquisition of Pucheng Green Health Food will terminate in 2055.

	For the fiscal years ended March 31,
	2026	2027	2028	2029	2030	2031 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	87,968	87,968	87,968	87,968	87,968	3,558,728

*	For the nine months ending December 31, 2025

As of March 31, 2025, the land use right with a carrying value of US$1,763,099 had been pledged as security for bank loans obtained by a related party, Xinhongbo.

11. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Other non-current asset –Advanced construction payment	6,992,158	3,561,700	706,920
Other non-current asset –Prepayment for acquisition of businesses	-	558,957	-
Other non-current asset –Leasehold deposit	13,780	13,700	-
	7,005,938	4,134,357	706,920

Other non-current assets were US$7,005,938, US$4,134,357, and US$706,920 as of March 31, 2025, December 31, 2024, and December 31, 2023, respectively, which primarily consisted of advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

12. EQUITY-METHOD INVESTMENTS

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Fujian Hongding Pawnshop Co.	527,684	-	-

The Group acquired the equity investment in Fujian Hongding Pawnshop Co. (“Hongding Pawnshop”) through the acquisition of Pucheng Green Health Food. Pucheng Green Health Food held 23% interest in Hongding Pawnshop prior to June 2025. Hongding Pawnshop was not consolidated in our consolidated financial statements and was accounted for under the equity-method.

Investment income accounted by equity-method were US$194 for the three months ended March 31, 2025.

13. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Payroll and welfare payables	94,004	80,115	92,262
Value-added tax and other taxes payable	205,053	8,197	239,543
Others	542,732	66,104	54,000
	841,789	154,416	385,805

14. LONG-TERM LOANS

Long-term loans represent the amounts due to various banks and financial lease companies lasting over one year. As of December 31, 2023, the Group had no loans. During 2024, the Group entered into long-term loans contracts with two creditors. The outstanding balances on long-term loans as of March 31, 2025 and December 31, 2024 consisted of the following:

		As of March 31, 2025	As of December 31, 2024	Maturity	Effective Interest
Creditors		Balance	Balance	Date	Rate	Collateral/Guarantee
		US$	US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	2,204,698	2,191,991	January 16, 2034	5.25%	Construction in progress of
	2	2,480,285	2,465,990			the Hongchang Food
	3	964,555	958,996			Industrial Park, WFOE,
	4	275,587	273,999			Mr. Zengqiang Lin,
	5	344,484	342,499			Ms. Zhenzhu Lin
Subtotal		6,269,609	6,233,475
Chailease International Finance Co., Ltd. (“Chailease”)		529,769	564,759	October 25, 2027	15.16%	Machines, WFOE,
						Mr. Zengqiang Lin and
						Mr. Huaqiang Lin
Pucheng Rural Credit Union		135,038	-	August 30, 2025	6.48%

Total		6,934,416	6,798,234

On October 23, 2024, Hongchang Food entered into a sales and leaseback contract with Chailease. Pursuant to the contract, the Company sold its machines for approximately US$561,698 and immediately leased it back from Chailease for a three-year period from October 25, 2024 to October 25, 2027. The cost of the relevant equipment was approximately US$218,505, which has been accounted in the other non-current assets. The Company had not transferred the control of the underlying assets to Chailease and the Company evaluated that the sales transaction did not qualify as a sale in accordance with ASC 606. Therefore, the sales and leaseback contract was in essence a debt financing arrangement and did not apply sales and leaseback accounting in ASC 842. The proceeds, net of the financing costs, were financial liability with a yearly implied interest rate of 15.16%. This long-term loan was guaranteed by WFOE, Mr. Zengqiang Lin, and Mr. Huaqiang Lin. The Company was required to make monthly interest and principal payment.

During the fiscal year ended December 31, 2024, the Company repaid approximately US$2,740. As of December 31, 2024, the Company had an outstanding balance of US$564,759, of which US$161,325 and US$403,434 were classified to current portion and non-current portion, respectively.

During the three months ended March 31, 2025, the Company repaid approximately US$58,585. As of March 31, 2025, the Company had an outstanding balance of US$529,769, of which US$168,580 and US$361,189 were classified to current portion and non-current portion, respectively.

The future maturities of long-term loans from Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. are as follows:

For the years ending December 31,	Principal
Remainder of 2025	$74,408
2026	137,794
2027	137,794
2028	264,564
Thereafter	5,655,050
$6,269,610
less: current portion	$74,408
Non-current portion	$6,195,202

The purposes of these long-term loans are for the construction of Hongchang Food Industrial Park, and the interest of these loans was capitalized in construction-in-progress. Interest capitalized in construction-in-progress was US$102,521 and US$316,197 for the three months ended March 31, 2025 and the fiscal year ended December 31, 2024, respectively.

The loan from Pucheng Rural Credit Union will mature on August 30, 2025. As of March 31, 2025, the Company had an outstanding balance of US$135,038 were classified to current portion.

15. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

In January 2023, 100 ordinary shares of Hongchang BVI were allotted and issued to the controlling stockholders, of par value US$1.00.

As per the Reorganization described in Note 1(b) History and reorganization of the Group, the consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented. As per the Reverse merger described in Note 1(c), in the “Consolidated Statements of Stockholder’s Equity,” the 100 shares of the legal subsidiary (the accounting acquirer) were restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Operating Entity. On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Hongchang Food established BVI-1 and BVI-2 in the British Virgin Islands, respectively. On January 18, 2023, Hongchang BVI was then incorporated by BVI-1 and BVI-2, which held 70% and 30% equity interests in Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly owned subsidiary, Hongchang HK. On February 28, 2023, Hongchang HK incorporated WFOE in the PRC. WFOE then purchased 100% of the equity interests in Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin held 70% and 30% of the equity interests in Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization were under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization was accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the consolidated financial statements were prepared as if the 100 shares had been in existence since the beginning of the periods presented.

On August 21, 2023, the Company entered into the Share Exchange Agreement with Hongchang BVI and Hongchang BVI’s stockholders, the Selling Stockholders, in relation to the Hongchang Acquisition. BVI-1 is wholly owned by Mr. Zengqiang Lin and BVI-2 is wholly owned by Ms. Zhenzhu Lin. Mr. Zengqiang Lin has been a director of the Company since February 17, 2023, and Ms. Zhenzhu Lin is the sister of Mr. Zengqiang Lin. In accordance with the terms of the Share Exchange Agreement, the Selling Stockholders sold and transferred 100 shares of Hongchang BVI, constituting all of the issued and outstanding share capital of Hongchang BVI, to the Company in exchange for the Consideration Shares, of which 353,322,843 shares were issued to BVI-1 and 62,259,532 shares were issued to BVI-2. Therefore, in the “Consolidated Statements of Stockholders’ Equity,” the 100 shares of the legal subsidiary (the accounting acquirer) were restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

In May 2023, Hongchang BVI received US$41,241,108 cash contribution from stockholders through its subsidiary Hongchang Food.

On September 1, 2023, upon closing the Merger Transactions, 100 shares of Hongchang BVI, par value US$1.00, constituting all of the issued and outstanding share capital of Hongchang BVI, were exchanged for the right to receive 415,582,375 shares of common stock of the Company, par value US$0.001.

16. INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

United States

The Company is subject to U.S. federal tax laws. On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, the Company has remeasured its deferred tax assets on its net operating loss carry forwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on the Company’s income tax expense as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

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

PRC

WFOE and its subsidiaries are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Hongfu Food and Pucheng Green Health Food, primarily engaged in processing of agricultural products, are eligible for full exemption from corporate income tax under the tax preferential policies stipulated in the “EIT Laws,” with an effective tax rate of 0% during the relevant accounting period.

Income taxes in the PRC consisted of:

	For the
	three months ended March 31,	Fiscal year ended December 31,
	2025	2024	2023
	US$	US$	US$
Income tax expense	157,881	-	-
Deferred income tax benefit	(5,212)	(22,303)	(65,905)
Total income tax expense (benefit)	$152,669	$(22,303)	$(65,905)

The Company had an income tax expense of US$152,669 for the three months ended March 31, 2025, an income tax benefit of US$22,303 for the fiscal year ended December 31, 2024, and an income tax expense of US$65,905 for the fiscal year ended December 31, 2023.

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the
	three months ended March 31,	Fiscal year ended December 31,
	2025	2024	2023
	US$	US$	US$
PRC statutory income tax rates*	25.00%	25.00%	25.00%
Non-deductible expenses	-	(0.27)%	(0.34)%
Preferential tax rate reduction	(8.57)%	(1.2)%	-
Change in valuation allowance	(7.20)%	(18.97)%	(3.80)%
Actual income tax rate	9.23%	4.56%	20.85%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consisted of the following:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Land use right amortization	91,714	85,865	65,858
Appraisal appreciation	12,503	-	-
Net operating losses carried forward in the PRC	15,931	148,993	101,852
Net operating losses carried forward in the U.S.	221,318	193,608	150,645
Totals	341,466	428,466	318,355
Less: Valuation allowance	(237,249)	(342,601)	(252,497)
Deferred tax assets, net	104,217	85,865	65,858

17. RELTED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Xinhongbo	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd. (“Changhong”)	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Xindefu	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu
Fujian Xiangbing Logistics Co., Ltd. (“Xiangbing”)	Common controller with Xindefu
Huaqiang Lin	Father of Zengqiang Lin

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the three months ended March 31, 2025 and the fiscal years ended December 31, 2024 and 2023:

	For the
	three months ended March 31,	Fiscal year ended December 31,
	2025	2024	2023
	US$	US$	US$
Loans from related parties:
-Zhenzhu Lin	41,821	1,683,718	-
-Zengqiang Lin	4,115,573	5,685,707	2,900,289
-Xiuhua Zhou	-	1,557,007	-
	4,115,573	8,926,432	2,900,289

Repayment of loan from a related party:
-Zengqiang Lin	-	-	(3,199,390)

Repayments to related parties:
-Zhenzhu Lin	(38,506)	(1,644,203)	-
-Zengqiang Lin	(7,481,645)	(2,405,036)	-
-Xiuhua Zhou	-	(1,557,007)	-
	(7,520,151)	(5,606,246)	-

Capital contribution to Hongchang Food:
-Zengqiang Lin	-	-	41,241,108

Refunds from a related party
-Xinhongbo	-	58,368	-
-Changhong	-	139	-
-Xindefu	38,506	-	-
	38,506	58,507	-

Sales of goods:
-Xindefu	-	1,576	-

Procurement of goods:
-Xindefu	-	229,453	-

Procurement of service:
-Xindefu	-	272,647	-
-Fujian Xiangbing Logistics Co., Ltd.	-	112,236	-
	-	384,883	-

(c)	The Group had the following related party balances as of March 31, 2025 and December 31, 2024 and 2023:

	As of
	March 31,	December 31,
	2025	2024	2023
	US$	US$	US$
Advance to suppliers-related party
-Xinhongbo	-	-	59,324
Amount due from a related party
-Xindefu	-	38,360	-
-Changhong	-	-	141

Amounts due to related parties:
-Zhenzhu Lin - current portion	42,500	38,953	-
-Zengqiang Lin	3,513,737	3,493,486	6,682,959
-Zengqiang Lin - current portion	2,907,575	6,250,487	-
	6,463,812	9,782,926	6,682,959

All balances with the related parties as of March 31, 2025 and December 31, 2024 and 2023 were unsecured and interest-free and had no fixed terms of repayments.

On April 1, 2023, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to US$8.5 million) for the period from April 1, 2023 to March 31, 2026.

On March 1, 2024, Hongchang Food entered into a loan agreement with Zengqiang Lin, bearing an annual interest rate of 3%, to obtain aggregate maximum loans of up to RMB 50.0 million (US$6.9 million) for the period from March 1, 2024, to March 1, 2027.

On May 16, 2024, Hongfu Food entered into an interest-free loan agreement with Zhenzhu Lin to obtain aggregate maximum loans of up to US$4.3 million for the period from May 16, 2024 to May 15, 2027.

On September 19, 2024, Hongchang Food entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to US$8.5 million for the period from September 20, 2024 to September 20, 2027. On March 21, 2025, they entered into a supplementary agreement, pursuant to which Zengqiang Lin promised that he would not ask Hongchang Food to pay back an amount of US$3,493,486 of the loan until March 31, 2026.

On December 15, 2024, Hongchang Supply Chain entered into an interest-free loan agreement with Zengqiang Lin to obtain aggregate maximum loans of up to RMB5.0 million (US$0.7 million) for the period from December 15, 2024 to December 15, 2027.

On January 25, 2025, Hongchang Supply Chain entered into an interest-free loan agreement with Huaqiang Lin to obtain aggregate maximum loans of up to US$0.7 million for the period from January 25, 2025 to January 25, 2028. As of March 31, 2025, the loan was repaid.

On January 26, 2025, Hongchang Food entered into a mortgage contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd., pledging the buildings and land use right as collateral to secure the loans obtained by Xinhongbo. The carrying value of the buildings was US$27,106,219, and the carrying value of the land use right was US$1,763,099.

18. COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Group had entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of industrial buildings. Total outstanding commitments under these contracts were US$3,859,662 and US$9,275,828 and US$18,492,173 as of March 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Group expected to pay off all the balances within one to three years.

19. SUPPLEMENTAL INFORMATION CONDENSED FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2024

Condensed consolidated statement of operations for the three months ended March 31, 2024 was:

Amount
Net revenue	$18,204
Cost of revenue	(18,477)
Gross profit (loss)	(273)
Total operating expenses	(102,036)
Loss from operations	(102,309)
Total other income	314
Loss before income taxes	(101,995)
Income tax expense	5,426
Net loss	$(96,569)
Basic net income (loss) per share	$(0.00)

Condensed consolidated statement of cash flows for the three months ended March 31, 2024 was:

Amount
Net loss	$(96,569)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	16,637
Changes in operating assets and liabilities	89,650
Net cash provided by operating activities	9,718
Net cash used in investing activities	(5,045,461)
Net cash provided by financing activities	5,052,878
Effect of foreign exchange on cash	(17,791)
Net decrease in cash	(656)
Cash and restricted cash at the beginning of the year	895,730
Cash and restricted cash at the end of the year	$895,074

20. SUBSEQUENT EVENTS

The Group has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on the Company’s evaluation, no other event has occurred requiring adjustment or disclosure in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported in our Current Report on Form 8-K filed with the SEC on April 30, 2025, on April 24, 2025, the Company appointed Enrome LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, and dismissed WWC, P.C. For the fiscal years ended December 31, 2024 and 2023, WWC, P.C.’s audit reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.

Item 9A. Controls and Procedures.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or U.S. GAAP. We plan to enhance our internal control system through a series of measures, including hiring more personnel with adequate training and U.S. GAAP experience, appointing independent directors, and setting up an audit committee.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation dates due to the same reasons illustrated in “Evaluation of Disclosure Controls and Procedures” above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding each of our current directors and executive officers:

Directors and Executive Officers

Name	Age	Position
Zengqiang Lin	28	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and President
Ban Siong Ang	50	Director
Zhenzhu Lin	32	Director

Set forth below is a brief description of the background and business experience of our current executive officers or directors.

Mr. Zengqiang Lin has been our chairman of the board of director since April 24, 2025, director since February 17, 2023, and Chief Financial Officer since May 8, 2024, and in connection with the acquisition of Fuqing Hongchang Food Co., Ltd., was appointed as our Chief Executive Officer and President on August 21, 2023. Mr. Zengqiang Lin is one of the founders and has served as the chairman of the board of directors of Hongchang Food since 2017. He also held the position of manager at Xizang Changhui Construction Engineering Co., Ltd from July 2015 to May 2017. We believe Mr. Lin is qualified to serve as our director because of his wealth of experience in business operation, supply chain management, and market expansion.

Mr. Ban Siong Ang has been our Director since April 18, 2018 and worked as the Chairman of the Board from April 18, 2018 to April 24, 2025. He graduated from the University of Southern Queensland, Australia, in 1998 and completed his Doctor of Philosophy in International Finance (Honoris Causa) from Gideon Robert University in 2017. Upon his graduation from the University of Southern Queensland, he started his career and worked as Senior Officer in Bursa Malaysia Depository Sdn Bhd (formerly known as Kuala Lumpur Stock Exchange) between 1998 and 2004. From 2004 to 2009, he served as the Director and principal consultant for Golden Design Renovation and Construction Sdn Bhd. Between 2010 and 2011, he served as General Manager and Directors for E-World Films Production Limited. In 2012, he founded Heyu Group of Companies in China, Hong Kong, and Malaysia. Heyu Group of Companies are engaged in leisure and hotels management, biotechnology, finance and investment, brand franchising, advance entertainment technology, event management, property development and management, and land and real estate property development. He is responsible for the formulation and implementation of the Heyu Group of Companies’ corporate strategies as well as in charge of the corporate finance and investment management aspects of the Group due to his acute knowledge with rich experience, strong commitment, innovative and dynamic personality. He also as a member of “The Academic Council on the United Nations System (ACUNS)” in Canada. In view of Mr. Ang’s humanitarian sectors, his outstanding contributions to establish, promote and protect humanity, peace, culture human resource development and education for the well-being of human society through volunteerism, he was also bestowed the Royal Orders from the State of Pahang in Malaysia. We believe Mr. Ang is qualified to serve as our director because he has comprehensive experience in financial supervision and corporate management.

Ms. Zhenzhu Lin serves as our Director from August 21, 2023. Ms. Lin is one of the founders and has served as a director of Hongchang Food since 2017. Prior to her current role, Ms. Lin served as the general manager of Xizang Changhui Construction Engineering Co., Ltd from December 2008 to May 2017. We believe Ms. Lin is qualified to serve as our director because she has extensive experience in the Company from the grassroots to the management level.

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

Committees of the Board of Directors

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

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer or persons performing similar functions. A copy of the code was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 28, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officer (including director compensation) during the three months ended March 31, 2025. No other executive officer received compensation in excess of $100,000 during the three months ended March 31, 2025.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Zengqiang Lin(1)
CEO, CFO, President, and Chairman of the Board	2025	825	-	-	-	-	-	825

(1)	Such amounts were accrued based on his appointment date in 2023. Mr. Zengqiang Lin was appointed as the chairman of the Board on April 24, 2025, a director of the Company on February 17, 2023, and also as the Chief Executive Officer of the Company on August 21, 2023, and as the Chief Financial Officer of the Company on May 8, 2024.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers (including director compensation) during the fiscal years ended December 31, 2024 and 2023. No other executive officer received compensation in excess of $100,000 during the fiscal years ended December 31, 2024 and 2023.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Zengqiang Lin
CEO, CFO, President, and Chairman of the Board	2024	3,335	-	-	-	-	-	3,335
	2023	1,130	-	-	-	-	-	1,130	(1)

Wendy Li(2)
Former CFO	2024	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-

Bo Lyu(3)
Former CFO	2024	-	-	-	-	-	-	-
	2023	64,000	-	-	-	-	-	64,000

(1)	Such amounts were accrued based on his appointment date in 2023. Mr. Zengqiang Lin was appointed as the chairman of the Board on April 24, 2025, a director of the Company on February 17, 2023, and also as the Chief Executive Officer of the Company on August 21, 2023, and as the Chief Financial Officer of the Company on May 8, 2024.

(2)	Ms. Wendy Li was appointed as the Chief Financial Officer of the Company on August 21, 2023, and resigned from her position on May 8, 2024.

(3)	Mr. Bo Lyu was appointed as the Chief Financial Officer of the Company on November 30, 2021, and resigned from his position on August 21, 2023.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

Offer Letters to Mr. Zengqiang Lin

On August 21, 2023, Mr. Zengqiang Lin signed an offer letter with Hongchang International. Pursuant to this offer letter, Mr. Lin has served as the director and chief executive officer of Hongchang International since August 21, 2023, responsible for formulating and implementing the company’s long-term strategic plans, overseeing day-to-day operations, leading senior management team development and talent cultivation, and ensuring that the company’s operations comply with the laws and regulations of the State of Nevada and federal authorities.

On May 2, 2024, Mr. Zengqiang Lin signed an offer letter with Hongchang International. Pursuant to this offer letter, Mr. Lin has served as the chief financial officer of Hongchang International since May 8, 2024, responsible for developing financial plans, leading capital operations, establishing an internal financial control system, overseeing company budget management, and managing asset-related risk.

Pursuant to these offer letters, Mr. Lin is entitled to receive monthly cash compensation of RMB2,200, payable quarterly in advance on the first business day of each calendar quarter.

Compensation of Directors

The following is a summary of the compensation we paid to our non-executive directors, for the three months ended March 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ban Siong Ang	-	-	-	-	-	-	-

Zhenzhu Lin	-	-	-	-	-	-	-

The following is a summary of the compensation we paid to our non-executive directors, for the fiscal years ended December 31, 2024 and 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of August 8, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of common stock listed below. For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares of common stock beneficially owned by such person or group by (b) the sum of the shares of common stock outstanding as of August 8, 2025, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after August 8, 2025. The address for each individual listed below is Room 2409, Rongshang Building, Furen Avenue, Yangpu Village, Yinxi Subdistrict, Fuqing City, Fuzhou City, Fujian Province, China, unless otherwise noted. Currently, there are no equity compensation plans in place for the Company.

Name and Address of Beneficial Owner (1)	Number of Shares(2)	Percentage(3)
Directors and Executive Officers
Zengqiang Lin(4)	353,322,843	68.1%
Ban Siong Ang	56,011,747	10.8%
Zhenzhu Lin(5)	62,259,532	12.0%
Directors and officers as a group (three persons)	471,594,122	90.9%
Other 5% or more stockholders
Zengqiang Investment Limited(4)	353,322,843	68.1%
Hong Jin Investment Limited(5)	62,259,532	12.0%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	The number of shares of common stock reflects the 1-for-10 reverse stock split effective on August 14, 2023.

(3)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(4)	Mr. Zengqiang Lin is the sole stockholder of Zengqiang Investment Limited. Mr. Zengqiang Lin is the sibling of Ms. Zhenzhu Lin. Ms. Zhenzhu Lin and Mr. Zengqiang Lin are not acting in concert to acquire interests in the securities of our Company and Mr. Zengqiang Lin expressly disclaims any interest in the securities of our Company held directly or indirectly by Ms. Zhenzhu Lin.

(5)

Ms. Zhenzhu Lin is the sole stockholder of Hong Jin Investment Limited. Ms. Zhenzhu Lin is the sibling of Mr. Zengqiang Lin. Ms. Zhenzhu Lin and Mr. Zengqiang Lin are not acting in concert to acquire interests in the securities of our Company and Ms. Zhenzhu Lin expressly disclaims any interest in the securities of our Company held directly or indirectly by Mr. Zengqiang Lin.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Loan Agreements with Related Parties

As of March 31, 2025, we obtained several loans from Mr. Zengqiang Lin, the CEO of the Company, with an aggregate principal amount of approximately $19.6 million.

Pursuant to a loan agreement entered into on April 1, 2023, Hongchang Food would be able to obtain aggregate maximum loans of up to RMB60.0 million (US$8.5 million) from Mr. Zengqiang Lin for the period from April 1, 2023 to March 31, 2026. The loan is unsecured and non-interest bearing.

On March 1, 2024, Hongchang Food obtained a loan of up to RMB50.0 million (US$6.9 million) from Mr. Zengqiang Lin for the period from March 1, 2024 to March 1, 2027, which loan bears interest at an annual rate of 3% and is secured.

On September 19, 2024, Hongchang Food obtained a loan of up to RMB30.0 million (US$4.2 million) from Mr. Zengqiang Lin for the period from September 20, 2024 to September 20, 2027. The loan is non-interest bearing and secured. On March 21, 2025, they entered into a supplementary agreement, pursuant to which Zengqiang Lin promised that he would not ask Hongchang Food to pay back an amount of RMB25.5 million (US$3,493,486) of the loan until March 31, 2026.

On December 15, 2024, Hongchang Supply Chain obtained a loan of up to RMB5 million (US$0.69 million) from Mr. Zengqiang Lin for the period from December 15, 2024 to December 15, 2027. The loan is non-interest bearing and secured.

As of March 31, 2025, we obtained a loan from Ms. Zhenzhu Lin, a director of the Company, with an aggregate principal amount of approximately $4.2 million. Pursuant to a loan agreement entered into on May 16, 2024, Hongfu Food would be able to obtain aggregate maximum loans of up to RMB30.0 million (US$4.2 million) from Ms. Zhenzhu Lin for the period from May 16, 2024 to May 15, 2027. The loan is non-interest bearing and secured.

Other Related Party Transactions

On January 26, 2025, Hongchang Food entered into a mortgage contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd., pledging the buildings and land use right as collateral to secure the loans obtained by Xinhongbo. The carrying value of the buildings is $27,106,219, and the carrying value of the land use right is $1,763,099.

Controlling Stockholder

Zengqiang Investment Limited is the investment vehicle of our controlling stockholder and director, Mr. Zengqiang Lin, and directly owns 67.1% of our shares of common stock.

Item 14. Principal Accounting Fees and Services.

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during the three months ended March 31, 2025:

2025
Audit Fees	81,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	81,000

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	109,000	80,000
Audit Related Fees	-	-
Tax Fees	3,800	-
All Other Fees	-	-
Total	112,800	80,000

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

Pre-Approval Policies and Procedures.

Our board pre-approved all services to be provided by Enrome LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Transition Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Transition Report on Form 10-K.

Exhibit	Exhibit Description
3.1*	Articles of Incorporation
3.2	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on July 6, 2018)
3.3	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2018)
3.4	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 14, 2018)
3.5	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 21, 2023)
3.6	Third Amended and Restated Bylaws of Hongchang International Co., Ltd effective as of November 23, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 24, 2023)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed with the SEC on March 23, 2023)
4.2*	Specimen Stock Certificate
10.1+	Form of Director Service Agreement between the Registrant and its Directors (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on August 23, 2023)
10.2*	Shareholders’ Agreement by and between Fuqing Hongchang Food Co., Ltd. and Fujian Xindefu Agricultural Products Co., Ltd., dated May 8, 2024
10.3*	Lease by and between Fuqing Hongchang Food Co., Ltd. and Fuqing Yuan Chuang Property Management Co., Ltd., dated February 1, 2025
10.4*	Loan agreement dated April 1, 2023 by and between Hongchang Food and Zengqiang Lin
10.5*	Loan Agreement dated March 1, 2024 by and between Hongchang Food and Zengqiang Lin
10.6*	Loan Agreement dated May 16, 2024 by and between Hongfu Food and Zhenzhu Lin
10.7*	Loan Agreement dated May 30, 2024 by and between Xiuhua Zhou and Hongfu Food Co., Ltd.
10.8*	Loan Agreement dated September 19, 2024 by and between Hongchang Food and Zengqiang Lin, as supplemented
10.9*	Loan Agreement dated December 15, 2024 by and between Hongchang Supply Chain and Zengqiang Lin
10.10*	Loan Agreement dated January 25, 2025 by and between Hongchang Supply Chain and Huaqiang Lin
10.11*	Maximum Amount Mortgage Agreement dated January 26, 2025 by and between Hongchang Food and Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.
14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on March 28, 2025)
16.1	Letter From WWC, P.C. to the Securities and Exchange Commission dated April 27, 2025 (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed with the SEC on April 30, 2025)
19.1	Insider trading policies and procedures (Incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K, filed with the SEC on March 28, 2025)
21.1*	List of subsidiaries of the registrant
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hongchang International Co., Ltd

Dated: August 11, 2025	By:	/s/ Zengqiang Lin
Zengqiang Lin
Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Zengqiang Lin	Chief Executive Officer, Chief Financial Officer, Chairman of the Board,	August 11, 2025
Zengqiang Lin	and President (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ban Siong Ang	Director	August 11, 2025
Ban Siong Ang

/s/ Zhenzhu Lin	Director	August 11, 2025
Zhenzhu Lin