Form 10-Q
period 2025-06-30
Hongchang International Co., Ltd
filed 2025-08-14
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, 518,831,367 shares of common stock were issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”), financial statements, and notes to financial statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial conditions. Forward-looking statements may appear throughout this Report and other documents we file with the U.S. Securities and Exchange Commission (the “SEC”), including without limitation, the following section: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Condensed Consolidated Balance Sheets

	As of
	June 30, 2025	March 31, 2025
	(unaudited)
	US$	US$
ASSETS:
Current assets:
Cash and cash equivalents	50,043	493,201
Restricted cash	220,500	217,700
Accounts receivable	1,391,532	2,278,878
Amount due from a related party	-	-
Other receivable	752,314	74,693
Inventories, net	29,364	36,206
Advance to suppliers	119,961	175,389
Other current assets	731,612	757,833
Total current assets	3,295,326	4,033,900

Non-current assets:
Property and equipment, net	27,321,360	27,139,534
Construction-in-progress	17,458,476	16,832,470
Intangible assets, net	-	-
Land use rights, net	4,026,608	3,998,567
Equity-method investments	-	527,684
Other non-current assets	6,835,336	7,005,938
Total non-current assets	55,641,780	55,504,193
Total assets	58,937,106	59,538,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term loans -current portion	421,516	378,026
Accounts payable	894,801	2,263,805
Accounts payable-construction in progress	19,650	13,639
Amounts due to related parties -current portion	2,986,876	2,950,075
Advances from customers	259	256
Accrued expenses and other liabilities	461,988	841,789
Total current liabilities	4,785,090	6,447,590

Non-current liabilities
Deferred subsidies	1,951,745	1,935,462
Long term loans	6,522,479	6,556,390
Amounts due to related parties	3,558,083	3,513,737
Deferred Tax Liability	3,275	7,675
Total non-current liabilities	12,035,582	12,013,264

Total liabilities	16,820,672	18,460,854

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of June 30, 2025 and March 31, 2025)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Statutory reserves	1,197	1,197
Accumulated surplus (deficit)	278,018	(31,672)
Accumulated other comprehensive income (loss)	406,053	(131,400)
Total Hongchang International Co., Ltd’s stockholders’ equity	41,109,327	40,262,184
Non-controlling interests	1,007,107	815,055
Total equity	42,116,434	41,077,239

Total liabilities and equity	58,937,106	59,538,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	June 30,
	2025	2024
	US$	US$
Revenue	3,844,148	1,981,898
Cost of revenue	(3,230,436)	(1,883,183)
Gross profit	613,712	98,715
Sales and marketing expenses		(155)
General and administrative expenses	(76,277)	(122,574)
Total operating expenses	(76,277)	(122,729)
Operating income (loss)	537,435	(24,014)
Interest (expense) income	(971)	445
Loss on disposal of unconsolidated entities	(17,911)	-
Other income	11,599	1,156
Other expenses	(398)
Income (loss) before income taxes	529,754	(22,413)
Income tax (expense) benefit	(29,812)	733
Net income (loss)	499,942	(21,680)

Other comprehensive income (loss) net of tax:
Foreign currency translation difference net of tax	539,252	(253,677)
Total comprehensive income (loss)	1,039,194	(275,357)
Less: comprehensive income attributable to non-controlling interest	(192,051)	(42,726)
Comprehensive income (loss) attributable to Hongchang International Co., Ltd’s common stockholders	847,143	(318,083)

Earnings (Loss) per share:
Common stock - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stock - basic and diluted	518,831,367	518,831,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Ordinary Shares		Subscription	Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder's	Non- controlling	Total Stockholder’s
	Shares	Amount	Receivable	Capital	Reserve	Deficit	income (loss)	equity	interests	Equity
		US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance as of April 1, 2024	518,831,367	518,831	-	39,905,228	-	(909,108)	61,013	39,575,964	-	39,575,964
Net loss	-	-	-	-	-	(64,804)	-	(64,804)	43,124	(21,680)
Foreign currency translation adjustment	-	-	-	-	-	-	(253,279)	(253,279)	(398)	(253,677)
Balance as of June 30, 2024	518,831,367	518,831	-	39,905,228	-	(973,912)	(192,266)	39,257,881	42,726	39,300,607

Balance as of April 1, 2025	518,831,367	518,831	-	39,905,228	1,197	(31,672)	(131,400)	40,262,184	815,055	41,077,239
Net Income	-	-	-	-	-	309,690	-	309,690	190,252	499,942
Foreign currency translation adjustment	-	-	-	-	-	-	537,453	537,453	1,800	539,252
Balance as of June 30, 2025	518,831,367	518,831	-	39,905,228	1,197	278,018	406,053	41,109,327	1,007,107	42,116,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended June 30,
	2025	2024
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	499,942	(21,680)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	188,693	21,816
Loss on disposal of unconsolidated entities	17,911	-
Deferred tax benefit	(9,670)	(5,365)
Changes in operating assets and liabilities:
Accounts receivable	907,896	(1,043,021)
Inventories	7,233	(1,797,178)
Advance to supplier	57,126	(937,246)
Other receivable	(158,970)	(5,293)
Other current assets	39,064	149,850
Accounts payable	(1,385,041)	155,910
Accounts payable-related party	-	422,555
Accrued expenses and other payables	(385,940)	(197,675)
Advance from customers	-	162,726
Deferred subsidies	(8,071)	-
Net cash used in operating activities	(229,827)	(3,094,601)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(135,586)	(75,458)
Net cash used in investing activities	(135,586)	(75,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term payables	(96,245)	-
Repayments of a loan from a related party	(2,683,697)	(636,766)
Proceeds from loans from related parties	2,700,059	3,269,272
Net cash (used in) provided by financing activities	(79,883)	2,632,506

Effect of exchange rate changes	4,938	(40,147)

Net decrease in cash	(440,358)	(577,700)
Cash and Restricted cash at beginning of period	710,901	895,074
Cash and Restricted cash at end of period	270,543	317,374
Supplemental disclosure of cash flow information
Interest paid	87,181	79,570
Interest capitalized	102,448	78,166
Accrued but unpaid interest capitalized in construction-in-progress	15,267	-
Other receivable from disposal of a subsidiary	-	-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. GAAP and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Group’s financial information.

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

Principles of consolidation

The accompanying unaudited consolidated financial statements of the Group include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenue and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements mainly include, but are not limited to, assessment for impairment of long-lived assets, valuation of deferred tax assets, and current expected credit loss of receivables.

Management bases the estimates on historical experience and on various other assumptions as discussed elsewhere to the unaudited consolidated financial statements that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates based on information that is currently available. Changes in circumstances, facts, and experience may cause the Group to revise its estimates. Changes in estimates are recorded in the period in which they become known. Actual results could materially differ from these estimates.

Foreign Currency

The Group’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The unaudited consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of stockholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss.

	As of
	June 30, 2025	March 31, 2025
US$:RMB exchange rate	7.1668	7.2572

	For the three months ended June 30
	2025	2024
US$:RMB exchange rate	7.2316	7.2407

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$69,766. The amount in excess of the insurance as of June 30, 2025 was approximately US$150,733. The Group has not experienced any losses in bank accounts.

Restricted cash

The Company received grants from the Fuzhou Municipal Bureau of Housing Security and Real Estate Administration amounting to US$220,500. Use of the grants are prohibited until the development of Hongchang Food Industrial Park is completed. The grants are deposited in a bank account with the China Construction Bank Corporation (“China Construction Bank”) and are disclosed as restricted cash on the balance sheet.

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

Future minimum undiscounted lease collections from the contracts existed as of June 30, 2025 were as follows:

As of June 30
2026	1,777,981
2027	1,777,981
2028	1,777,981
2029	1,777,981
2030	1,106,922
Thereafter	3,265,065
Total	11,483,911

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the three months ended June 30, 2025 and 2024, the total interest capitalized in the construction-in-progress was US$102,448 and US$78,166, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three months ended June 30, 2025 and 2024 was US$nil.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of June 30, 2025 and 2024, the carrying values of these financial assets and liabilities approximated their fair values due to the short-term nature.

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

The Group is a food provider in Fujian Province which principally engages in meat and food product sales, support infrastructure sales and installation, and property rental.

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

2.	Service revenue:

●	Rental services: The Group started to generate lease revenue in 2025 from the operating lease of constructed buildings in the Hongchang Food Industrial Park to customers. As a lessor, the Group accounts for these leases under ASC 842. Lease revenue is recognized on a straight-line basis over the lease term, with any difference between straight-line revenue and contractual rental receipts recorded as a component of accounts receivable. Revenue recognition is subject to a collectability assessment, considering the creditworthiness of lessees and historical payment patterns. See “Note 2. Summary of Significant Accounting Policies—Lease—from the perspective as a lessor” for more discussion.

Disaggregation of Revenue

Disaggregation of revenue from contracts with clients, in accordance with ASC Topic 606, by major service lines is as follows:

	For the three months ended June 30,
	2025	2024
REVENUE	US$	US$
Product revenue:
Meat and food product sales	3,440,009	1,981,898

Service revenue:
Rental services	404,139	-
Total	3,844,148	1,981,898

Revenue disaggregated by timing of revenue recognition for the three months ended June 30, 2025 and 2024 is disclosed in the table below:

	For the three months ended June 30,
	2025	2024
	US$	US$
Point in time:
Meat and food product sales	3,440,009	1,981,898

Over time:
Rental services	404,139	-
	3,844,148	1,981,898

The Group also selected to apply the practical expedients allowed under ASC Topic 606 to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. As of June 30, 2025 and 2024, all contracts of the Group were with an original expected duration within one year.

Cost of revenue

Costs of revenue consist primarily of purchase price of products, shipping and handling expenses from suppliers to the Group, and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenue. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to US$nil and US$7,596 for the three months ended June 30, 2025 and 2024, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses, and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to $nil for the three months ended June 30, 2025 and 2024.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental, and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were $1,951,745 and $1,935,462 as of June 30, 2025 and March 31, 2025, respectively.

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

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions as of June 30, 2025 and 2024.

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

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the three months ended June 30, 2025 and the fiscal years ended March 31, 2025, the Group’s comprehensive income (loss) included net income (loss) and other comprehensive income (loss).

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

Concentration of customers and suppliers

As of June 30, 2025, one major client accounted for 93% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

As of March 31, 2025, one major client accounted for 96% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

For three months ended June 30, 2025, two major clients accounted for 58% and 35% of the Group’s total revenue, respectively.

For three months ended June 30, 2024, one major client accounted for 35% of the Group’s total revenue.

As of June 30, 2025, one vendor accounted for 98% of the Group’s total account payable. For the three months ended June 30, 2025, one vendor accounted for 93% of the Group’s total purchases.

As of March 31, 2025, one vendor accounted for 98% of the Group’s total account payable. For the three months ended June 30, 2024, two vendors accounted for 35% and 33% of the Group’s total purchases, respectively.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Accounts receivable	1,391,532	2,278,878
	1,391,532	2,278,878

As of June 30, 2025 and March 31, 2025, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBE

Other receivable consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Receivables from disposal of equity-method investments	516,271	-
Others	236,043	74,693
	752,314	74,693

For the three months ended June 30, 2025 and 2024, the Company had no allowance for expected credit losses for other receivable.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
VAT recoverable	436,648	649,496
Deferred tax assets	110,792	104,217
Prepaid Expenses	184,172	4,120
	731,612	757,833

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Office equipment	3,340	3,298
Other machinery and Equipment	17,870	17,647
Buildings	27,880,869	27,526,188
Accumulated depreciation	(580,719)	(407,599)
	27,321,360	27,139,534

Depreciation expenses were US$166,470 and US$275 for the three months ended June 30, 2025 and 2024, respectively.

Phase I of Hongchang Food Industrial Park was complete and reached usable condition in January 2025. The buildings started to depreciate from February 2025.

On February 1, 2025, Hongchang Food entered into a lease contract with Fuqing Yuanchuang Property Management Co., Ltd. to lease out a total of seven buildings in Phase I of Hongchang Food Industrial Park, with the leased area of 46,656.40 square meters from February 1, 2025 to January 31, 2030. As of June 30, 2025, the balance of rental properties was US$27,451,276. Depreciation expenses of US$161,557 for the three months ended June 30, 2025 were included in cost of revenue.

As of June 30, 2025, the buildings with a carrying value of US$27,451,276 had been pledged as security for bank loans obtained by a related party, Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”).

7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Construction in progress	17,458,476	16,832,470
	17,458,476	16,832,470

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. The construction of Phase I of Hongchang Food Industrial Park was complete in January 2025. The remaining part is still under construction and the construction is expected to complete by 2026.

8. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Purchased software	3,255	3,214
Less: accumulated amortization	(380)	(402)
Less: impairment allowance	(2,875)	(2,812)
	-	-

Amortization expenses for the purchased software were US$nil and US$81 for the three months ended June 30, 2025 and 2024, respectively. Impairment charge recorded was US$nil for the three months ended June 30, 2025 and 2024.

9. LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Land use rights	4,476,055	4,420,268
Less: accumulated amortization	(449,447)	(421,701)
	4,026,608	3,998,567

Amortization expenses for the land use rights were US$22,113 and US$21,460 for the three months ended June 30, 2025 and 2024, respectively. No impairment charge was recorded for the three months ended June 30, 2025 and 2024, respectively. The land use right has a term of 50 years and will terminate in 2070. The land use right acquired through the acquisition of Pucheng Green Health Food will terminate in 2055.

	For the fiscal years ending March 31,
	2026*	2027	2028	2029	2030	2031 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	66,339	88,452	88,452	88,452	88,452	3,606,462

*	For the nine months ending March 31, 2026

As of June 30, 2025, the land use right with a carrying value of US$1,785,350 had been pledged as security for bank loans obtained by a related party, Xinhongbo.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Other non-current asset –Advanced construction payment	6,821,382	6,992,158
Other non-current asset –Leasehold deposit	13,954	13,780
	6,835,336	7,005,938

Other non-current assets were US$6,835,336 and US$7,005,938 as of June 30, 2025 and March 31, 2025, respectively, which primarily consisted of advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park.

11. EQUITY-METHOD INVESTMENTS

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Fujian Hongding Pawnshop Co.	-	527,684

The Group acquired the equity investment in Fujian Hongding Pawnshop Co. (“Hongding Pawnshop”) through the acquisition of Pucheng Green Health Food. Pucheng Green Health Food held 23% interest in Hongding Pawnshop prior to June 2025. Hongding Pawnshop was not consolidated in our consolidated financial statements and was accounted for under the equity method.

In June 2025, Pucheng Green Health Food disposed of all of its 23% interest in Hongding Pawnshop to Xiamen Blue Ocean Bida Technology Co. for RMB3.7 million (approximately US$516,271). Loss on disposal of equity-method investment of US$17,911 was accounted for the three months ended June 30, 2025.

12. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Payroll and welfare payables	107,214	94,004
Value-added tax and other taxes payable	63,567	205,053
Others	291,207	542,732
	461,988	841,789

13. LONG-TERM LOANS

Long-term loans represent the amounts due to various banks and financial lease companies lasting over one year. As of December 31, 2023, the Group had no loans. During 2024, the Group entered into long-term loans contracts with two creditors. The outstanding balances on long-term loans as of June 30, 2025 and March 31, 2025 consisted of the following:

		As of June 30, 2025	As of March 31, 2025	Maturity	Effective Interest
Creditors		Balance	Balance	Date	Rate	Collateral/Guarantee
		US$	US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	346,041	2,204,698	January 16, 2034	5.25%	Construction in progress of
	2	276,275	2,480,285			the Hongchang Food
	3	971,147	964,555			Industrial Park, WFOE,
	4	2,219,965	275,587			Mr. Zengqiang Lin,
	5	2,497,635	344,484			Ms. Zhenzhu Lin
Subtotal		6,311,063	6,269,609
Chailease International Finance Co., Ltd. (“Chailease”)		496,190	529,769	October 25, 2027	15.16%	Machines, WFOE,
						Mr. Zengqiang Lin and
						Mr. Huaqiang Lin
Pucheng Rural Credit Union		136,742	135,038	August 30, 2025	6.48%

Total		6,943,995	6,934,416

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

During the three months ended March 31, 2025, the Company repaid approximately US$58,585. As of March 31, 2025, the Company had an outstanding balance of US$529,769, of which US$123,996 and US$405,773 were classified to current portion and non-current portion, respectively.

During the three months ended June 30, 2025, the Company repaid approximately US$58,908. As of June 30, 2025, the Company had an outstanding balance of US$496,190, of which US$177,334 and US$318,856 were classified to current portion and non-current portion, respectively.

The future maturities of long-term loans from Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. are as follows:

For the period ending June 30,	Principal
Remainder of 2026	$37,674
2027	139,532
2028	139,532
2029	267,902
Thereafter	5,726,422
$6,311,062
less: current portion	$107,440
Non-current portion	$6,203,622

The purposes of these long-term loans are for the construction of Hongchang Food Industrial Park, and the interest of these loans was capitalized in construction-in-progress. Interest capitalized in construction-in-progress was US$102,448 and US$78,166 for the three months ended June 30, 2025 and 2024, respectively.

The loan from Pucheng Rural Credit Union will mature on August 30, 2025. As of June 30, 2025, the Company had an outstanding balance of US$136,742 were classified to current portion.

14. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

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

15. INCOME TAX

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

Income taxes in the PRC consisted of:

	For The Three Months Ended June 30,
	2025	2024
	US$	US$

Income tax expense	39,482	4,632
Deferred income tax benefit	(9,670)	(5,365)
Total income tax expense (benefit)	29,812	(733)

The Company had an income tax expense of US$29,812 for the three months ended June 30, 2025, an income tax benefit of US$733 for the three months ended June 30, 2024.

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For The Three Months Ended June 30,
	2025	2024
PRC statutory income tax rates*	25.00%	25%
Non-deductible expenses	0.00%	(20.18)%
Preferential tax rate reduction	(19.17)%	93.52%
Change in valuation allowance	(0.21)%	(95.02)%
Actual income tax rate	5.63%	3.32%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consisted of the following:

	As of
	June 30, 2025	March 31, 2025
	US$	US$
Land use right amortization	$98,291	91,714
Appraisal appreciation	12,501	12,503
Net operating losses carried forward in the PRC	17,261	15,931
Net operating losses carried forward in the U.S.	224,472	221,318
Totals	352,525	341,466
Less: Valuation allowance	(241,733)	(237,249)
Deferred tax assets, net	110,792	104,217

16. RELTED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Xinhongbo	An entity controlled by the principal stockholder of the Company
Fuqing Changhong Agricultural Products Supply Chain Co. Ltd. (“Changhong”)	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Xindefu	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu
Fujian Xiangbing Logistics Co., Ltd. (“Xiangbing”)	Common controller with Xindefu
Huaqiang Lin	Father of Zengqiang Lin

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the three months ended June 30, 2025 and 2024:

	For three months ended
	June 30,
	2025	2024
	US$	US$
Loans from related parties:
-Zhenzhu Lin	41,357	1,680,457
-Zengqiang Lin	2,658,702	200,419
-Xiuhua Zhou	-	1,388,396
	2,700,059	3,269,272

Repayments to related parties:
-Zhenzhu Lin	(37,585)	-
-Zengqiang Lin	(2,646,112)	(636,766)
-Xiuhua Zhou	-	-
	(2,683,697)	(636,766)

Refunds from a related party
-Xinhongbo	-	-
-Changhong	-	-
	-	-

Capital contribution to Hongchang Food:
-Zengqiang Lin	-	-

Sales of goods:
-Xindefu	-	1,470

Procurement of goods:
-Xindefu	-	276,032

Procurement of service:
-Xindefu	-	147,993
-Fujian Xiangbing Logistics Co., Ltd.	-	-

(c)	The Group had the following related party balances as of June 30, 2025 and March 31, 2025:

	As of June 30, 2025	As of March 31, 2025
	US$	US$
Amount due from a related party
-Xindefu	-	-
Advance to suppliers-related party
-Xinhongbo	-	-
Amount due from a related party
-Changhong	-	-

Amounts due to related parties:
-Zhenzhu Lin– current portion	46,843	42,500
-Zengqiang Lin	3,558,083	3,513,737
-Zengqiang Lin – current portion	2,940,033	2,907,575
	6,544,959	6,463,812

All balances with the related parties as of June 30, 2025 and March 31, 2025 were unsecured and interest-free and had no fixed terms of repayments.

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

On January 26, 2025, Hongchang Food entered into a mortgage contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd., pledging the buildings and land use right as collateral to secure the loans obtained by Xinhongbo. The carrying value of the buildings was US$27,451,276 and the carrying value of the land use right was US$1,785,350 as of June 30, 2025.

17. COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Group had entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of industrial buildings. Total outstanding commitments under these contracts were US$3,908,374 and US$3,859,662 as of June 30, 2025 and March 31, 2025, respectively. The Group expected to pay off all the balances within one to three years.

18. SUBSEQUENT EVENTS

Management has reviewed the Group’s operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2025 through the date the release of the unaudited condensed consolidated financial statements contained in this quarterly report on From 10-Q were issued. Based on such evaluation, there were no additional subsequent event disclosures or financial statement impacts related to events occurring after June 30, 2025 that warranted adjustment to or disclosure in these unaudited condensed consolidated financial statements.

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

Discussion and Analysis of Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Results of Operations

The following chart provides a summary of our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Revenue	$3,844,148	$1,981,898
Cost of revenue	(3,230,436)	(1,883,183)
Gross profit	613,712	98,715
Total operating expenses	(76,277)	(122,729)
Income (loss) from operations	537,435	(24,014)
Total other (expense) income	(7,681)	1,601
Income (loss) before income taxes	529,754	(22,413)
Income tax (expense) benefit	(29,812)	733
Net income (loss)	$499,942	$(21,680)
Basic net income (loss) per share	$(0.00)	$(0.00)

Revenue

The PRC subsidiaries generate revenue mainly from the meatpacking business, sales and installation of support infrastructure for the industrial park, and provision of rental services.

The following table sets forth the breakdown of our revenue by category, both in absolute amount and as a percentage of total revenue for each category for the periods indicated:

	Three Months Ended June 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	3,440,009	89	1,981,898	100
Services – Rental services	404,139	11	-	-
Total	3,844,148	100	1,981,898	100

The PRC subsidiaries generated revenue of US$3,844,148 for the three months ended June 30, 2025, as compared to US$1,981,898 for the same period of 2024. The increase of 94% for the three months ended June 30, 2025 was mainly because: (i) the meat product sales revenue of US$3,440,009 from a new subsidiary, Pucheng Green Health Food and (ii) rental revenue from the lease contracts of Phrase I of Hongchang Food Industrial Park.

Cost of revenue

Cost of revenue for meat products and support infrastructure sales and installation represents costs and expenses directly attributable to the manufacture of our products and facilities sold and delivered, which primarily comprises of costs of (1) materials, components, and parts; (2) production overhead, including mainly packaging and testing costs, amortization and depreciation of intangible assets, production equipment, and utilities; (3) direct labor, including cost to our production staff and outsourced production workers, and (4) outsourcing production costs.

Cost of rental service primarily consists depreciation expenses.

Cost of revenue was US$3,230,436 for the three months ended June 30, 2025, which is a 72 % increase as compared to US$1,883,183 for the same period of 2024, due to sales increase of Pucheng Green Health Food and rental cost of buildings in Hongchang Food Industrial Park. The following table sets forth the breakdown of our cost of revenue by category, both in absolute amount and as a percentage of the cost of revenue, for the periods indicated:

	Three Months Ended June 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	3,017,793	93	1,883,183	100
Services – Rental services	212,643	7	-	-
Total	3,230,436	100	1,883,183	100

Gross profit and margin

Gross profit refers to the difference between operating revenue and costs. Our gross profit/loss and gross profit/loss margin of sales of meat products are primarily affected by the market price of the products and our cost of revenue.

Our gross profit/loss and gross profit/loss margin of rental services are primarily affected by the average market rent of the building space and our cost of revenue.

Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we plan to launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of our products. As our business activities started in 2023 and we are still in the early stages, we had gross profit of US$613,712 and gross profit of US$98,715 for the three months ended June 30, 2025 and 2024, which represented gross margin of 16% and 5%%, respectively. The following table sets forth our gross profit/loss by category for the periods indicated:

	Three Months Ended June 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	422,216	69	98,715	100
Services – Rental services	191,496	31	-	-
Total	613,712	100	98,715	100

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

We incurred selling expenses of US$nil and US$155 for the three months ended June 30, 2025 and 2024, mainly due to the reduction of marketing activities.

General and administrative expenses

We incurred general and administrative expenses of US$76,277 for the three months ended June 30, 2025, as compared to US$122,574 in the same period of 2024. The decrease in management expenses was mainly due to our enhanced control measures over cost and administrative expenses and capital utilization strategies.

Income tax expenses

We incurred income tax expenses of US$29,812 for the three months ended June 30, 2025, and incurred income tax benefits of US$733 in the same period of 2024.

Net income (loss)

As a result of the foregoing, we reported net income of US$499,942 for the three months ended June 30, 2025 and a net loss of US$21,680 for the same period of 2024.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of June 30, 2025 and March 31, 2025, and should be read in conjunction with the financial statements, and notes thereto, included with this report.

	As of June 30, 2025	As of March 31, 2025
Cash and cash equivalents	$50,043	$493,201
Restricted cash	$220,500	$217,700
Accounts receivable, net	$1,391,532	$2,278,878
Other receivables, net	$752,314	$74,693
Other current assets	$731,612	$757,833
Total current assets	$3,295,326	$4,033,900
Construction-in-progress	$17,458,476	$16,832,470
Land use right, net	$4,026,608	$3,998,567
Total assets	$58,937,106	$59,538,093
Accounts payable-construction in progress	$19,650	$13,639
Total current liabilities	$4,785,090	$6,403,007
Long-term loans	$6,522,479	$6,600,973
Amounts due to a related party	$3,558,083	$3,513,737
Total non-current liabilities	$12,035,582	$12,057,847
Total liabilities	$16,820,672	$18,460,854
Total stockholders’ (deficit) equity	$42,116,434	$41,077,239

As of June 30, 2025, we had US$270,543 in cash, compared to US$710,901 as of March 31, 2025. The decrease in cash was mainly due to (i) reimbursement of accounts payable and other payables, (ii) investment in construction of Phrase II of Hongchang Food Industrial Park, and (iii) repayments of long-term payables.

As of June 30, 2025, our construction in progress balance amounted to approximately US$17,458,476, as compared to US$16,832,470 as of March 31, 2025. This reflected our continuous investment and progress of the construction schedule in Hongchang Food Industrial Park.

Capital Expenditure Commitment as of June 30, 2025

As of June 30, 2025, the Company had entered into several contracts for construction of the Hongchang Food Industrial Park and the improvement of the processing factory buildings. Total outstanding commitments under these contracts were US$3,908,374 and US$3,859,662 as of June 30, 2025 and March 31, 2025, respectively. The Company expected to pay off all the balances within one to three years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025 and March 31, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For three months ended June 30,
	2025	2024
	US$	US$
Net cash used in operating activities	$(229,827)	$(3,094,601)
Net cash used in investing activities	$(135,586)	$(75,458)
Net cash (used in) provided by financing activities	$(79,883)	$2,632,506
Effect of foreign exchange on cash	$4,938	$(40,147)
Net decrease in cash	$(440,358)	$(577,700)
Cash and restricted cash at the beginning of the period	$710,901	$895,074
Cash and restricted cash at the end of the period	$270,543	$317,374

Operating activities

Net cash used in operating activities for the three months ended June 30, 2025 was US$229,827, which primarily reflected our net income of US$499,942, as mainly adjusted for amortization of US$188,693, and adjustment for changes in working capital, primarily consisting of (i) a decrease in accounts receivable of US$907,896, (ii) a decrease in advances to supplier of US$57,126, and (iii) a decrease in other current assets of US$39,064, offset by (i) a decrease in accounts payable of US$1,385,041, (ii) a decrease in accrued expenses and other payables of US$385,940 and (iii) an increase in other receivable of US$158,970.

Net cash used in operating activities for the three months ended June 30, 2024 was US$3,094,601, which primarily reflected our net loss of US$21,680, as mainly adjusted for amortization of US$21,816, and adjustment for changes in working capital, primarily consisting of (i) an increase in accounts payable of US$155,910, (ii) an increase in accounts payable to related parties of US$422,555, (iii) a decrease in other current assets of US$149,850, and (iv) an increase in advances from customers of US$162,726, offset by (i) an increase in inventories of US$1,797,178, (ii) an increase in accounts receivable of US$1,043,021, (iii) an increase in advances to supplier of US$937,246, and (iv) a decrease in accrued expenses and other payables of US$197,675.

Investing activities

Net cash used in investing activities for the three months ended June 30, 2025 was US$135,586, mainly attributable to purchases of property and equipment. Net cash used in investing activities for the three months ended June 30, 2024 was US$75,458, mainly attributable to purchases of property and equipment.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2025 was US$79,883, primarily due to repayments of long-term payables.

Net cash provided by financing activities for the three months ended June 30, 2024 was US$2,632,506, primarily due to loans from related parties.

Critical Accounting Policies Involving Critical Accounting Estimates

The discussion and analysis of our Group’s financial condition and results of operations are based upon our Group’s unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of U.S. GAAP requires our Group to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, our Group evaluate its estimates, including those discussed below. Our Group bases its estimates on historical experience, current trends, and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The Group is a food provider in Fujian Province which principally engages in meat and food product sales, sale and installation of support infrastructure, and property rental.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. GAAP. In the future, we intend to hire more personnel with sufficient training and experience in U.S. GAAP. We plan to enhance our internal control system through a series of measures, including hiring more personnel with adequate training and U.S. GAAP experience, appointing independent directors, and setting up an audit committee.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the period covered by this Report, but not reported. There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors. No insider trading arrangements and policies (such as Rule 10b5–1 trading arrangements) have been entered into by the directors and officers of the Company.

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Transition Report on Form 10-K, filed with the Securities and Exchange Commission on August 11, 2025)
3.2	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on July 6, 2018)
3.3	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2018)
3.4	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 14, 2018)
3.5	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 21, 2023)
3.6	Third Amended and Restated Bylaws of Hongchang International Co., Ltd effective as of November 23, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 24, 2023)
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Transition Report on Form 10-K, filed with the Securities and Exchange Commission on August 11, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hongchang International Co., Ltd

Dated: August 14, 2025	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)