Form 10-Q
period 2025-09-30
Hongchang International Co., Ltd
filed 2025-11-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, 518,831,367 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Condensed Consolidated Balance Sheets

	As of
	September 30, 2025	March 31, 2025
	(unaudited)
	US$	US$
ASSETS:
Current assets:
Cash and cash equivalents	32,479	493,201
Restricted cash	221,974	217,700
Accounts receivable	3,544,467	2,278,878
Other receivables	955,541	74,693
Inventories, net	39,430	36,206
Advances to suppliers	1,212	175,389
Other current assets	614,299	757,833
Total current assets	5,409,402	4,033,900

Non-current assets:
Property and equipment, net	27,446,545	27,139,534
Construction-in-progress	17,892,153	16,832,470
Intangible assets, net	-	-
Land use rights, net	4,030,601	3,998,567
Equity-method investments	-	527,684
Deferred offering cost	80,000	-
Other non-current assets	6,880,429	7,005,938
Total non-current assets	56,329,728	55,504,193
Total assets	61,739,130	59,538,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term loans-current portion	293,563	378,026
Accounts payable	2,434,282	2,263,805
Accounts payable-construction in progress	16,930	13,639
Amounts due to related parties-current portion	3,409,988	2,950,075
Advances from customers	261	256
Accrued expenses and other liabilities	643,311	841,789
Total current liabilities	6,798,335	6,447,590

Non-current liabilities
Deferred subsidies	1,956,423	1,935,462
Long term loans	6,797,394	6,556,390
Amounts due to related parties	3,581,556	3,513,737
Deferred tax liabilities	3,269	7,675
Total non-current liabilities	12,338,642	12,013,264

Total liabilities	19,136,977	18,460,854

Commitments and contingencies

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of September 30, 2025 and March 31, 2025, respectively)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Statutory reserves	1,197	1,197
Accumulated deficit	316,838	(31,672)
Accumulated other comprehensive income	693,320	(131,400)
Total Hongchang International Co., Ltd’s stockholders’ equity	41,435,414	40,262,184
Non-controlling interests	1,166,739	815,055
Total equity	42,602,153	41,077,239

Total liabilities and equity	61,739,130	59,538,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
	US$	US$	US$	US$
Revenue	3,470,693	820,608	7,314,841	2,802,506
Cost of revenue	(2,863,553)	(770,472)	(6,093,989)	(2,653,655)
Gross profit	607,140	50,136	1,220,852	148,851
Sales and marketing expenses	(2,605)	(1,382)	(2,605)	(1,537)
General and administrative expenses	(352,345)	(101,442)	(428,622)	(224,016)
Total operating expenses	(354,950)	(102,824)	(431,227)	(225,553)
Operating income (loss)	252,190	(52,688)	789,625	(76,702)
Interest (expense) income	(19,186)	177	(20,157)	622
Gain (loss) on disposal of unconsolidated entities	-	10	(17,911)	10
Other income	8,141	2,318	19,740	3,473
Other expenses	(83)	(9)	(481)	(8)
Income (loss) before income taxes	241,062	(50,192)	770,816	(72,605)
Income tax benefit (expense)	(42,815)	5,421	(72,627)	6,154
Net income (loss)	198,247	(44,771)	698,189	(66,451)

Other comprehensive income (loss) net of tax:
Foreign currency translation difference net of tax	287,472	1,456,463	826,724	1,202,786
Total comprehensive income (loss)	485,719	1,411,692	1,524,913	1,136,335
Less: comprehensive income attributable to non-controlling interest	(159,632)	(18,132)	(351,683)	(60,858)
Comprehensive income (loss) attributable to Hongchang International Co., Ltd’s stockholders	326,087	1,393,560	1,173,230	1,075,477

Earnings per share:
Common stock - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stock - basic and diluted	518,831,367	518,831,367	518,831,367	518,831,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder’s	Non- controlling	Total Stockholder’s
	Shares	Amount	Capital	Reserve	Deficit	income (loss)	equity	interests	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of April 1, 2024	518,831,367	518,831	39,905,228	-	(1,002,031)	91,158	39,513,186	-	39,513,186
Net loss	-	-	-	-	(125,864)	-	(125,864)	59,413	(66,451)
Foreign currency translation adjustment	-	-	-	-	-	1,201,341	1,201,341	1,445	1,202,786
Balance as of September 30, 2024	518,831,367	518,831	39,905,228	-	(1,127,895)	1,292,499	40,588,663	60,858	40,649,521

Balance as of April 1, 2025	518,831,367	518,831	39,905,228	1,197	(31,672)	(131,400)	40,262,184	815,055	41,077,239
Net income	-	-	-	-	348,510	-	348,510	349,679	698,189
Foreign currency translation adjustment	-	-	-	-	-	824,720	824,720	2,005	826,725
Balance as of September 30, 2025	518,831,367	518,831	39,905,228	1,197	316,838	693,320	41,435,414	1,166,739	42,602,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended September 30,
	2025	2024
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	698,189	(66,451)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	379,617	45,195
Gain (loss) on disposal of unconsolidated entities	17,911	(10)
Deferred tax benefit	(9,539)	(10,796)
Changes in operating assets and liabilities:
Accounts receivable	(1,224,829)	(282,415)
Inventories	(2,589)	(1,811,184)
Advances to suppliers	176,051	(794,470)
Other receivables	(356,213)	(26,790)
Other current assets	159,673	99,580
Accounts payable	140,683	153,769
Deferred offering cost	(80,000)	-
Accounts payable-related party	-	178,180
Accrued expenses and other payables	(208,061)	(198,876)
Advance from customers	-	28,836
Deferred subsidies	(16,226)	-
Net cash used in operating activities	(325,333)	(2,685,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(551,687)	(4,720,643)
Cash disposed on disposal of a subsidiary	-	(131)
Net cash used in investing activities	(551,687)	(4,720,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term loans	279,461	361,280
Repayments of long-term payables	(292,706)	-
Repayments of a loan from a related party	(2,685,583)	(1,294,870)
Proceeds from loans from related parties	3,113,690	7,777,165
Net cash provided by financing activities	414,862	6,843,575

Effect of exchange rate changes	5,710	(25,394)

Net decrease in cash	(456,448)	(588,025)
Cash and Restricted cash at beginning of period	710,901	895,074
Cash and Restricted cash at end of period	254,453	307,049
Supplemental disclosure of cash flow information
Interest paid	174,769	160,156
Interest capitalized	204,873	165,305
Accrued but unpaid interest capitalized in construction-in-progress	30,104	-
Other receivable from disposal of a subsidiary	-	27,924

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

(b) History and reorganization of the Group

In preparation of the Merger Transactions, the following transactions were undertaken to reorganize the legal structure of Fuqing Hongchang Food Co., Ltd (“Hongchang Food”) (collectively, the “Reorganization”). On January 13, 2023, Mr. Zengqiang Lin and Ms. Zhenzhu Lin, the existing stockholders of Hongchang Food, established two wholly owned subsidiaries, Zengqiang Investment Limited (“BVI-1”) and Hong Jin Investment Limited (“BVI-2”) in the British Virgin Islands, respectively. On January 18, 2023, Hong Chang Global Investment Holdings Limited (“Hongchang BVI”) was then incorporated by BVI-1 and BVI-2, which held 70% and 30% equity interest of Hongchang BVI, respectively. On February 6, 2023, Hongchang BVI incorporated a wholly owned subsidiary, Hong Chang Biotechnologies (HK) Limited (“Hongchang HK”). On February 28, 2023, Hongchang HK incorporated a wholly owned subsidiary, Fujian Hongjin Biotechnology Co., Ltd. (“WFOE”) in the People’s Republic of China (the “PRC”). WFOE then purchased 100% of the equity interests in Hongchang Food. After the Reorganization, Mr. Zengqiang Lin and Ms. Zhenzhu Lin held 70% and 30% of the equity interests in Hongchang Food through WFOE, respectively. As all the entities involved in the process of the Reorganization were under common ownership of Hongchang Food’s stockholders before and after the Reorganization, the Reorganization was accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying consolidated financial statements were prepared as if the corporate structure of the Group had been in existence since the beginning of the periods presented.

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

On May 8, 2024, Hongchang Food entered into a shareholder agreement with Fujian Xindefu Agricultural Products Co., Ltd. (“Xindefu”). Pursuant to the agreement, Hongfu Food (Fujian) Co. Ltd. (“Hongfu Food”) was established, with Hongchang Food holding a 51% equity interests in the company. The principal business of Hongfu Food includes hog processing and port product trading. On January 1, 2025, the Company acquired 51% equity interests in Pucheng Green Health Food Co., Ltd. (“Pucheng Green Health Food”). The principal business of Pucheng Green Health Food is livestock slaughtering. Upon the acquisition, Pucheng Green Health Food became a consolidated subsidiary of the Company.

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

	As of
	September 30, 2025	March 31, 2025
US$: RMB exchange rate	7.1198	7.2572

	For the six months ended September 30
	2025	2024
US$: RMB exchange rate	7.1939	7.2000

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$70,227. The amount in excess of the insurance as of September 30, 2025 was approximately US$151,748. The Group has not experienced any losses in bank accounts.

Restricted cash

The Company received grants from the Fuzhou Municipal Bureau of Housing Security and Real Estate Administration amounting to US$221,974. Use of the grants are prohibited until the development of Hongchang Food Industrial Park is completed. The grants are deposited in a bank account with the China Construction Bank Corporation (“China Construction Bank”) and are disclosed as restricted cash on the balance sheet.

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

Future minimum undiscounted lease collections from the contracts existed as of September 30, 2025 were as follows:

As of September 30
2026	1,789,711
2027	1,789,711
2028	1,789,711
2029	1,789,711
2030	708,933
Thereafter	3,244,469
Total	11,112,246

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the six months ended September 30, 2025 and 2024, the total interest capitalized in the construction-in-progress was US$204,873 and US$165,305, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the six months ended September 30, 2025 and 2024 was US$nil.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of September 30, 2025 and 2024, the carrying values of these financial assets and liabilities approximated their fair values due to the short-term nature.

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

The Group is a food provider in Fujian Province which principally engages in meat and food product sales, sale and installation of support infrastructure for Hongchang Food Industrial Park, and property rental.

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

●	Sale and installation of support infrastructure for Hongchang Food Industrial Park:

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

2.	Service revenue:

●	Rental services: The Group started to generate lease revenue in 2025 from the operating lease of constructed buildings in Hongchang Food Industrial Park to customers. As a lessor, the Group accounts for these leases under ASC 842. Lease revenue is recognized on a straight-line basis over the lease term, with any difference between straight-line revenue and contractual rental receipts recorded as a component of accounts receivable. Revenue recognition is subject to a collectability assessment, considering the creditworthiness of lessees and historical payment patterns. See “Note 2. Summary of Significant Accounting Policies—Lease—from the perspective as a lessor” for more discussion.

Disaggregation of Revenue

Disaggregation of revenue from contracts with clients, in accordance with ASC Topic 606, by major service lines is as follows:

	For the six months ended September 30,
	2025	2024
REVENUE	US$	US$
Product revenue:
Meat and food product sales	6,502,330	2,802,506

Service revenue:
Rental services	812,511	-
Total	7,314,841	2,802,506

Revenue disaggregated by timing of revenue recognition for the six months ended September 30, 2025 and 2024 is disclosed in the table below:

	For the six months ended September 30,
	2025	2024
	US$	US$
Point in time:
Meat and food product sales	6,502,330	2,802,506

Over time:
Rental services	812,511	-
	7,314,841	2,802,506

The Group also selected to apply the practical expedients allowed under ASC Topic 606 to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. As of September 30, 2025 and 2024, all contracts of the Group were with an original expected duration within one year.

Cost of revenue

Costs of revenue consist primarily of purchase price of products, shipping and handling expenses from suppliers to the Group, and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenue. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to US$nil and US$19,510 for the six months ended September 30, 2025 and 2024, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses, and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to $nil for the six months ended September 30, 2025 and 2024.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental, and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were $1,956,423 and $1,935,462 as of September 30, 2025 and March 31, 2025, respectively.

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

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions for the six months ended September 30, 2025 and 2024.

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

Before the reorganization, Hongchang Food depended on loans from stockholders for the construction of Hongchang Food Industrial Park and its daily operations. These were recorded as loans from related parties. In May 2023, Hongchang Food reached an agreement with a stockholder to convert an outstanding loan balance of US$41,241,108 into a capital contribution. The company then recalculated the weighted average number of common stock outstanding during the period, based on the timing of the cash inflows from the stockholder loans.

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the six months ended September 30, 2025 and 2024, the Group’s comprehensive income (loss) included net income (loss) and other comprehensive income (loss).

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

Concentration of customers and suppliers

As of September 30, 2025, one major client accounted for 85% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

As of March 31, 2025, one major client accounted for 96% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

For the six months ended September 30, 2025, one major client accounted for 88% of the Group’s total revenue.

For the six months ended September 30, 2024, one major client accounted for 25% of the Group’s total revenue.

As of September 30, 2025, one vendor accounted for 99% of the Group’s total account payable. For the six months ended September 30, 2025, one vendor accounted for 89% of the Group’s total purchases.

As of March 31, 2025, one vendor accounted for 98% of the Group’s total account payable. For the six months ended September 30, 2024, two vendors accounted for 41% and 25% of the Group’s total purchases, respectively.

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

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. However, the FASB acknowledges that there was ambiguity between the intent in the basis for conclusions in ASU 2024-03 and the transition guidance that was included in the Codification when ASU 2024-03 was issued.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Accounts receivable	3,544,467	2,278,878

As of September 30, 2025 and March 31, 2025, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBES

Other receivables consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$

Receivables from disposal of equity-method investments	519,677	-
Others	435,864	74,693
	955,541	74,693

For the six months ended September 30, 2025 and 2024, the Company had no allowance for expected credit losses for other receivable.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
VAT recoverable	403,735	649,496
Deferred tax assets	111,364	104,217
Prepaid Expenses	99,200	4,120
	614,299	757,833

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Office equipment	3,362	3,298
Other machinery and Equipment	17,988	17,647
Buildings	28,179,425	27,526,188
Accumulated depreciation	(754,230)	(407,599)
	27,446,545	27,139,534

Depreciation expenses were US$335,049 and US$1,847 for the six months ended September 30, 2025 and 2024, respectively.

Phase I of Hongchang Food Industrial Park was complete and reached usable condition in January 2025. The buildings started to depreciate from February 2025.

On February 1, 2025, Hongchang Food entered into a lease contract with Fuqing Yuanchuang Property Management Co., Ltd. to lease out a total of seven buildings in Phase I of Hongchang Food Industrial Park, with the leased area of 46,656.40 square meters from February 1, 2025 to January 31, 2030. As of September 30, 2025, the balance of rental properties was US$27,632,374. Depreciation expenses of US$324,829 for the six months ended September 30, 2025 were included in cost of revenue.

As of September 30, 2025, the buildings with a carrying value of US$27,632,374 had been pledged as security for bank loans obtained by a related party, Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”).

7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Construction in progress	17,892,153	16,832,470

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. The construction of Phase I of Hongchang Food Industrial Park was complete in January 2025. The remaining part is still under construction and the construction is expected to complete by 2026.

8. INTANGIBLE ASSETS,NET

Intangible assets consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Purchased software	3,276	3,214
Less: accumulated amortization	(382)	(402)
Less: impairment allowance	(2,894)	(2,812)
	-	-

Amortization expenses for the purchased software were US$nil and US$162 for the six months ended September 30, 2025 and 2024, respectively. Impairment charge recorded was US$nil for the six months ended September 30, 2025 and 2024.

9. LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Land use rights	4,505,585	4,420,268
Less: accumulated amortization	(474,984)	(421,701)
	4,030,601	3,998,567

Amortization expenses for the land use rights were US$44,568 and US$43,186 for the six months ended September 30, 2025 and 2024, respectively. No impairment charge was recorded for the six months ended September 30, 2025 and 2024, respectively. The land use right has a term of 50 years and will terminate in 2070. The land use right acquired through the acquisition of Pucheng Green Health Food will terminate in 2055.

	For the fiscal years ending March 31,
	2026*	2027	2028	2029	2030	2031 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	44,910	89,820	89,820	89,820	89,820	3,626,411

*	For the six months ending March 31, 2026

As of September 30, 2025, the land use right with a carrying value of US$1,797,129 had been pledged as security for bank loans obtained by a related party, Xinhongbo.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Other non-current asset –Advanced construction payment	6,866,384	6,992,158
Other non-current asset –Leasehold deposit	14,045	13,780
	6,880,429	7,005,938

Other non-current assets were US$6,880,429 and US$7,005,938 as of September 30, 2025 and March 31, 2025, respectively, which primarily consisted of advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park. The Group recognizes amounts confirmed based on the completion progress as construction in progress, with any excess allocated to other non-current assets. As these funds are intended to offset subsequent payments for Phase II of the Hongchang Food Industrial Park project, the Group did not recognize any impairment.

11. EQUITY-METHOD INVESTMENTS

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Fujian Hongding Pawnshop Co.	-	527,684

The Group acquired the equity investment in Fujian Hongding Pawnshop Co. (“Hongding Pawnshop”) through the acquisition of Pucheng Green Health Food. Pucheng Green Health Food held 23% interest in Hongding Pawnshop prior to June 2025. Hongding Pawnshop was not consolidated in our consolidated financial statements and was accounted for under the equity method.

In June 2025, Pucheng Green Health Food disposed of all of its 23% interest in Hongding Pawnshop to Xiamen Blue Ocean Bida Technology Co. for RMB3.7 million (approximately US$516,271). Loss on disposal of equity-method investment of US$17,911 was accounted for the six months ended September 30, 2025.

12. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Payroll and welfare payables	117,054	94,004
Value-added tax and other taxes payable	156,748	205,053
Others	369,509	542,732
	643,311	841,789

13. LONG-TERM LOANS

Long-term loans represent the amounts due to various banks and financial lease companies lasting over one year. As of December 31, 2023, the Group had no loans. During 2024, the Group entered into long-term loans contracts with two creditors. The outstanding balances on long-term loans as of September 30, 2025 and March 31, 2025 consisted of the following:

		As of September 30, 2025	As of March 31, 2025	Maturity	Effective Interest
Creditors		Balance	Balance	Date	Rate	Collateral/Guarantee
		US$	US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	348,324	2,204,698	January 16, 2034	5.25%	Construction in progress of
	2	278,097	2,480,285			the Hongchang Food
	3	977,554	964,555			Industrial Park, WFOE,
	4	2,234,610	275,587			Mr. Zengqiang Lin,
	5	2,514,113	344,484			Ms. Zhenzhu Lin
Subtotal		6,352,698	6,269,609
Chailease International Finance Co., Ltd. (“Chailease”)		457,353	529,769	October 25, 2027	15.16%	Machines, WFOE,
						Mr. Zengqiang Lin and
						Mr. Huaqiang Lin
Suburban Credit Cooperative of Pucheng Rural Credit Union		280,906	135,038	August 28, 2028	5.20%

Total		7,090,957	6,934,416

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

During the six months ended September 30, 2025, the Company repaid approximately US$118,433. As of September 30, 2025, the Company had an outstanding balance of US$457,353, of which US$185,414 and US$271,939 were classified to current portion and non-current portion, respectively.

The future maturities of long-term loans from Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. are as follows:

For the period ending September 30,	Principal
Remainder of 2026	$108,149
2027	140,454
2028	205,062
2029	588,499
Thereafter	5,310,534
$6,352,698
less: current portion	$108,149
Non-current portion	$6,244,549

The purposes of these long-term loans are for the construction of Hongchang Food Industrial Park, and the interest of these loans was capitalized in construction-in-progress. Interest capitalized in construction-in-progress was US$204,873 and US$165,305 for the six months ended September 30, 2025 and 2024, respectively.

On August 29, 2025, Pucheng Green Health Food entered into a loan contract with Suburban Credit Cooperative of Pucheng Rural Credit Union, pursuant to which it borrowed RMB2 million (approximately US$0.28 million) to fund its meatpacking business operations. The loan bears a yearly implied interest rate of 5.20%, with Pucheng Green Health Food obligated to make monthly interest payments and repay the principal in full upon maturity. The loan is scheduled to mature on August 28, 2028.

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

On September 1, 2023, upon closing the Merger Transactions, 100 shares of Hongchang BVI, par value US$1, constituting all of the issued and outstanding share capital of Hongchang BVI, were exchanged for the right to receive 415,582,375 shares of common stock of the Company, par value US$0.001.

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

Income taxes in the PRC consisted of:

	For the six months ended September 30,
	2025	2024
	US$	US$

Income tax expense	82,166	4,642
Deferred income tax benefit	(9,539)	(10,796)
Total income tax expense (benefit)	72,627	(6,154)

The Company had an income tax expense of US$72,627 for the six months ended September 30, 2025, an income tax benefit of US$6,154 for the six months ended September 30, 2024.

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the six months ended September 30,
	2025	2024
PRC statutory income tax rates*	25.00%	25.00%
Non-deductible expenses	0.02%	(6.38)%
Preferential tax rate reduction	(22.49)%	39.76%
Change in valuation allowance	6.89%	(49.90)%
Actual income tax rate	9.42%	8.48%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consisted of the following:

	As of
	September 30, 2025	March 31, 2025
	US$	US$
Land use right amortization	$98,940	91,714
Appraisal appreciation	12,424	12,503
Net operating losses carried forward in the PRC	18,508	15,931
Net operating losses carried forward in the U.S.	277,611	221,318
Totals	407,483	341,466
Less: Valuation allowance	(296,119)	(237,249)
Deferred tax assets, net	111,364	104,217

16. RELTED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Xinhongbo	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Xindefu	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu
Fujian Xiangbing Logistics Co., Ltd. (“Xiangbing”)	Common controller with Xindefu
Huaqiang Lin	Father of Zengqiang Lin

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the six months ended September 30, 2025 and 2024:

	For the six months ended
	September 30,
	2025	2024
	US$	US$
Loans from related parties:
-Zhenzhu Lin	41,973	1,684,201
-Zengqiang Lin	3,071,718	4,576,204
-Xiuhua Zhou	-	1,516,760
	3,113,691	7,777,165

Repayments to related parties:
-Zhenzhu Lin	(39,471)	-
-Zengqiang Lin	(2,646,112)	(668,515)
-Xiuhua Zhou	-	(626,355)
	(2,685,583)	(1,294,870)

Sales of goods:
-Xindefu	-	1,575

Procurement of goods:
-Xindefu	-	267,970

Procurement of service:
-Xindefu	-	198,006
-Xiangbing	-	112,168

(c)	The Group had the following related party balances as of September 30, 2025 and March 31, 2025:

	As of September 30, 2025	As of March 31, 2025
	US$	US$
Amounts due to related parties:
-Zhenzhu Lin– current portion	45,875	42,500
-Zengqiang Lin	3,581,556	3,513,737
-Zengqiang Lin – current portion	3,364,113	2,907,575
	6,991,544	6,463,812

All balances with the related parties as of September 30, 2025 and March 31, 2025 were unsecured and interest-free and had no fixed terms of repayments.

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

On January 25, 2025, Hongchang Supply Chain entered into an interest-free loan agreement with Huaqiang Lin to obtain aggregate maximum loans of up to US$0.7 million for the period from January 25, 2025 to January 25, 2028. As of September 30, 2025, the loan was repaid.

On January 26, 2025, Hongchang Food entered into a mortgage contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd., pledging the buildings and land use right as collateral to secure the loans obtained by Xinhongbo. As of September 30, 2025, the carrying value of the buildings was US$27,632,374, and the carrying value of the land use right was US$1,797,129.

17. COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Group had entered into several contracts for construction of Hongchang Food Industrial Park and the improvement of industrial buildings. Total outstanding commitments under these contracts were US$3,934,158 and US$3,859,662 as of September 30, 2025 and March 31, 2025, respectively. The Group expected to pay off all the balances within one to three years.

18. SUBSEQUENT EVENTS

Management has reviewed the Group’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2025 through the date the release of the unaudited condensed consolidated financial statements contained in this quarterly report on From 10-Q were issued. Based on such evaluation, there were no additional subsequent event disclosures or financial statement impacts related to events occurring after September 30, 2025 that warranted adjustment to or disclosure in these unaudited condensed consolidated financial statement.

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

Results of Operations

Discussion and Analysis of Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following chart provides a summary of our results of operations for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024
Revenue	$3,470,693	$820,608
Cost of revenue	2,863,553	770,472
Gross profit	607,140	50,136
Total operating expenses	(354,950)	(102,824)
Income (loss) from operations	252,190	(52,688)
Total other (expense) income	(11,128)	2,496
Income (loss) before income taxes	241,062	(50,192)
Income tax (expense) benefit	(42,815)	5,421
Net income (loss)	$198,247	$(44,771)
Basic net income (loss) per share	$(0)	$(0)

Revenue

Our PRC subsidiaries generate revenue mainly from meat and food product sales, sales and installation of support infrastructure for Hongchang Food Industrial Park, and provision of rental services.

The following table sets forth the breakdown of our revenue by category, both in absolute amount and as a percentage of total revenue for each category for the periods indicated:

	For the three months ended September 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	3,062,321	88	820,608	100
Services – Rental services	408,372	12	-	-
Total	3,470,693	100	820,608	100

Our PRC subsidiaries generated revenue of US$3,470,693 for the three months ended September 30, 2025, as compared to US$820,608 for the same period of 2024. The increase of 323% for the three months ended September 30, 2025 was mainly because: (i) meat product sales revenue of US$3,062,321 from a new subsidiary, Pucheng Green Health Food and (ii) rental revenue from the lease contracts of Phrase I of Hongchang Food Industrial Park. .

Cost of revenue

Cost of revenue for meat products and sale and installation of support infrastructure for Hongchang Food Industrial Park represents costs and expenses directly attributable to the manufacture of our products and facilities sold and delivered, which primarily comprises of costs of (1) materials, components, and parts; (2) production overhead, including mainly packaging and testing costs, amortization and depreciation of intangible assets, production equipment, and utilities; (3) direct labor, including cost to our production staff and outsourced production workers, and (4) outsourcing production costs.

Cost of rental service primarily consists depreciation expenses.

Cost of revenue was US$2,863,553 for the three months ended September 30, 2025, which is a 271% increase as compared to US$770,472 for the same period of 2024, due to the sales increase of Pucheng Green Health Food and rental cost of buildings in Hongchang Food Industrial Park. The following table sets forth the breakdown of our cost of revenue by category, both in absolute amount and as a percentage of the cost of revenue, for the periods indicated:

	For the three months ended September 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	2,649,278	93	770,472	100
Services – Rental services	214,275	7	-	-
Total	2,863,553	100	770,472	100

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

Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. We had gross profit of US$607,140 and gross profit of US$50,136 for the three months ended September 30, 2025 and 2024, which represented gross margin of 17% and 6%, respectively. The following table sets forth our gross profit/loss by category for the periods indicated:

	For the three months ended September 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	413,043	68	50,136	100
Services – Rental services	194,097	32	-	-
Total	607,140	100	50,136	100

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

We incurred selling expenses of US$2,605 and US$1,382 for the three months ended September 30, 2025 and 2024, respectively, mainly due to the increase in sales activities from a new subsidiary, Pucheng Green Health Food .

General and administrative expenses

We incurred general and administrative expenses of US$352,345 for the three months ended September 30, 2025, as compared to US$101,442 in the same period of 2024. The increase in management expenses was mainly due to the agency fees (approximately US$253,010) occurred in the third quarter in 2025.

Income tax expenses

We incurred income tax expenses of US$42,815 for the three months ended September 30, 2025, and incurred income tax benefits of US$5,421 in the same period of 2024.

Net income (loss)

As a result of the foregoing, we reported net income of US$198,247 for the three months ended September 30, 2025 and a net loss of US$44,771 for the same period of 2024.

Discussion and Analysis of Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024

The following chart provides a summary of our results of operations for the six months ended September 30, 2025 and 2024:

	For the six months ended September 30,
	2025	2024
Revenue	$7,314,841	$2,802,506
Cost of revenue	(6,093,989)	(2,653,655)
Gross profit (loss)	1,220,852	148,851
Total operating expenses	(431,227)	(225,553)
Income (loss) from operations	789,625	(76,702)
Total other (expense) income	(18,809)	4,097
Income (loss) before income taxes	770,816	(72,605)
Income tax (expense) benefit	(72,627)	6,154
Net income (loss)	$698,189	$(66,451)
Basic net loss per share	$(0)	$(0)

Revenue

Our PRC subsidiaries generate revenue mainly from meat and food product sales, sales and installation of support infrastructure for Hongchang Food Industrial Park, and provision of rental services.

The following table sets forth the breakdown of our revenue by category, both in absolute amount and as a percentage of total revenue for each category for the periods indicated:

	For the six months ended September 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	6,502,330	89	2,802,506	100
Services – Rental services	812,511	11	-	-
Total	7,314,841	100	2,802,506	100

The PRC subsidiaries generated revenue of US$7,314,841 for the six months ended September 30, 2025, as compared to US$2,802,506 for the same period of 2024. The increase of 161% for the six months ended September 30, 2025 was mainly because of: (i) meat product sales revenue of US$6,502,330 from a new subsidiary, Pucheng Green Health Food and (ii) rental revenue from the lease contracts of Phrase I of Hongchang Food Industrial Park.

Cost of revenue

Cost of revenue for meat products and sale and installation of support infrastructure for Hongchang Food Industrial Park represents costs and expenses directly attributable to the manufacture of our products and facilities sold and delivered, which primarily comprises of costs of (1) materials, components, and parts; (2) production overhead, including mainly packaging and testing costs, amortization and depreciation of intangible assets, production equipment, and utilities; (3) direct labor, including cost to our production staff and outsourced production workers, and (4) outsourcing production costs.

Cost of rental service primarily consists depreciation expenses.

Cost of revenue was US$6,093,989 for the six months ended September 30, 2025, which is a 130% increase as compared to US$2,653,655 for the same period of 2024, due to sales increase of Pucheng Green Health Food and rental cost of buildings in Hongchang Food Industrial Park. The following table sets forth the breakdown of our cost of revenue by category, both in absolute amount and as a percentage of the cost of revenue, for the periods indicated:

	For the six months ended September 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	5,667,071	93	2,653,655	100
Services – Rental services	426,918	7	-	-
Total	6,093,989	100	2,653,655	100

Gross profit and margin

Our gross profit/loss and gross profit/loss margin of sales of meat products and supporting facilities for industrial park products are primarily affected by the market price of the products and our cost of revenue.

Our gross profit/loss and gross profit/loss margin of rental services are primarily affected by the average market rent of the building space and our cost of revenue.

Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we plan to launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of our products. As our business activities started in 2023 and we are still in the early stages, we had gross profit of US$1,220,852 and gross profit of US$148,851 for the six months ended September 30, 2025 and 2024, which represented gross margin of 17% and 5%, respectively. The following table sets forth our gross profit/loss by category for the periods indicated:

	For the six months ended September 30,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	835,259	68	148,851	100
Services – Rental services	385,593	32	-	-
Total	1,220,852	100	148,851	100

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

We incurred selling expenses of US$2,605 and US$1,537 for the six months ended September 30, 2025 and 2024, respectively, mainly due to the increase in sales activities from a new subsidiary, Pucheng Green Health Food.

General and administrative expenses

We incurred general and administrative expenses of US$428,622 for the six months ended September 30, 2025, as compared to US$224,016 in the same period of 2024. The increase in management expenses was mainly due to the agency fees (approximately US$253,010) occurred in the third quarter in 2025.

Income tax expenses

We incurred income tax expenses of US$72,627 for the six months ended September 30, 2025, and incurred income tax benefits of US$6,154 in the same period of 2024.

Net income (loss)

As a result of the foregoing, we reported net income of US$698,189 for the six months ended September 30, 2025, 2025 and a net loss of US$66,451 for the same period of 2024.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of September 30, 2025 and March 31, 2025, and should be read in conjunction with the financial statements, and notes thereto, included with this report.

	As of September 30, 2025	As of March 31, 2025
Cash and cash equivalents	$32,479	$493,201
Restricted cash	$221,974	$217,700
Accounts receivable	$3,544,467	$2,278,878
Other receivables	$955,541	$74,693
Other current assets	$614,299	$757,833
Total current assets	$5,409,402	$4,033,900
Construction-in-progress	$17,892,153	$16,832,470
Land use rights, net	$4,030,601	$3,998,567
Total assets	$61,739,130	$59,538,093
Accounts payable-construction in progress	$16,930	$13,639
Total current liabilities	$6,798,335	$6,447,590
Long-term loans	$6,797,394	$6,556,390
Amounts due to a related party	$3,581,556	$3,513,737
Total non-current liabilities	$12,338,642	$12,013,264
Total liabilities	$19,136,977	$18,460,854
Total stockholders’ (deficit) equity	$42,602,153	$41,077,239

As of September 30, 2025, we had US$254,453 in cash, compared to US$710,901 as of March 31, 2025. The decrease in cash was mainly due to (i) reimbursement of accounts payable and other payables, (ii) investment in construction of Phrase II of Hongchang Food Industrial Park, and (iii) repayments of long-term payables.

As of September 30, 2025, our construction in progress balance amounted to approximately US$17,892,153, as compared to US$16,832,470 as of March 31, 2025. This reflected our continuous investment and progress of the construction schedule in Hongchang Food Industrial Park.

Capital Expenditure Commitment as of September 30, 2025

As of September 30, 2025, the Company had entered into several contracts for construction of Hongchang Food Industrial Park and the improvement of the processing factory buildings. Total outstanding commitments under these contracts were US$3,908,374 and US$3,859,662 as of September 30, 2025 and March 31, 2025, respectively. The Company expected to pay off all the balances within one to three years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025 and March 31, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the six months ended September 30,
	2025	2024
	US$	US$
Net cash used in operating activities	$(325,333)	$(2,685,432)
Net cash used in investing activities	$(551,687)	$(4,720,774)
Net cash provided by financing activities	$414,862	$6,843,575
Effect of foreign exchange on cash	$5,710	$(25,394)
Net decrease in cash	$(456,448)	$(588,025)
Cash and restricted cash at the beginning of the period	$710,901	$895,074
Cash and restricted cash at the end of the period	$254,453	$307,049

Operating activities

Net cash used in operating activities for the six months ended September 30, 2025 was US$325,333, which primarily reflected our net income of US$698,189, as mainly adjusted for amortization of US$379,617, and adjustment for changes in working capital, primarily consisting of (i) a decrease in advances to suppliers of US$176,051, (ii) a decrease in other current assets of US$159,673, and (iii) an increase in accounts payable of US$140,683, offset by (i) an increase in accounts receivable of US$1,224,829, (ii) an increase in other receivable of US$356,213 and (iii) a decrease in accrued expenses and other payables of US$208,061.

Net cash used in operating activities for the six months ended September 30, 2024 was US$2,685,432, which primarily reflected our net loss of US$66,451, as mainly adjusted for amortization of US$45,195, and adjustment for changes in working capital, primarily consisting of (i) an increase in accounts payable to related parties of US$178,180, (ii) an increase in accounts payable of US$153,769, offset by (i) an increase in inventories of US$1,811,184, (ii) an increase in advances to suppliers of US$794,470, (iii) an increase in accounts receivable of US$282,415, and (iv) a decrease in accrued expenses and other payables of US$198,876.

Investing activities

Net cash used in investing activities for the six months ended September 30, 2025 was US$551,687, mainly attributable to purchases of property and equipment. Net cash used in investing activities for the six months ended September 30, 2024 was US$4,720,774, mainly attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended September 30, 2025 was US$414,862, primarily due to loans from related parties.

Net cash provided by financing activities for the six months ended September 30, 2024 was US$6,843,575, primarily due to loans from related parties.

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

Revenue recognition

The Group applied ASC 606 for all periods presented.

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

The Group is a food provider in Fujian Province which principally engages in meat and food product sales, sale and installation of support infrastructure for Hongchang Food Industrial Park, and property rental.

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

●	Sale and installation of support infrastructure for Hongchang Food Industrial Park:

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

2.	Service revenue:

●	Rental services: The Group started to generate lease revenue in 2025 from operating leases of constructed buildings in Hongchang Food Industrial Park to customers. As a lessor, the Group accounts for these leases under ASC 842. Lease revenue is recognized on a straight-line basis over the lease term, with any difference between straight-line revenue and contractual rental receipts recorded as a component of accounts receivable. Revenue recognition is subject to a collectability assessment, considering the creditworthiness of lessees and historical payment patterns. See “Note 2. Summary of Significant Accounting Policies—Lease—from the perspective as a lessor” for more discussion.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Transition Report on Form 10-K, filed with the Securities and Exchange Commission on August 11, 2025)
3.2	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on July 6, 2018)
3.3	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2018)
3.4	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 14, 2018)
3.5	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 21, 2023)
3.6	Third Amended and Restated Bylaws of Hongchang International Co., Ltd effective as of November 23, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 24, 2023)
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Transition Report on Form 10-K, filed with the Securities and Exchange Commission on August 11, 2025)
10.1*	Loan Agreement dated August 29, 2025 by and between Pucheng Green Health Food and Suburban Credit Cooperative of Pucheng Rural Credit Union
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hongchang International Co., Ltd

Dated: November 13, 2025	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)