Form 10-Q
period 2025-12-31
Hongchang International Co., Ltd
filed 2026-02-13
CIK 1086303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 11, 2026, 518,831,367 shares of common stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hongchang International Co., Ltd

Condensed Consolidated Balance Sheets

	As of
	December 31, 2025	March 31, 2025
	(unaudited)
	US$	US$
ASSETS:
Current assets:
Cash and cash equivalents	551,778	493,201
Restricted cash	225,959	217,700
Accounts receivable	5,850,090	2,278,878
Other receivables	915,613	74,693
Inventories, net	49,536	36,206
Advances to suppliers	-	175,389
Other current assets	587,387	653,616
Total current assets	8,180,363	3,929,683

Non-current assets:
Property and equipment, net	27,862,228	27,139,534
Construction-in-progress	18,166,029	16,832,470
Intangible assets, net	-	-
Land use rights, net	4,079,607	3,998,567
Equity-method investments	-	527,684
Deferred offering cost	201,988	-
Deferred tax assets	124,295	104,217
Other non-current assets	7,268,692	7,005,938
Total non-current assets	57,702,839	55,608,410
Total assets	65,883,202	59,538,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term loans-current portion	267,492	378,026
Short-term loan	857,769	-
Accounts payable	3,773,190	2,263,805
Accounts payable - construction in progress	15,803	13,639
Amounts due to related parties-current portion	3,835,202	2,950,075
Advances from customers	266	256
Accrued expenses and other liabilities	929,979	841,789
Total current liabilities	9,679,701	6,447,590

Non-current liabilities
Deferred subsidies	1,983,019	1,935,462
Long term loans	6,866,971	6,556,390
Amounts due to related parties	3,645,518	3,513,737
Deferred tax liabilities	3,299	7,675
Total non-current liabilities	12,498,807	12,013,264

Total liabilities	22,178,508	18,460,854

Commitments and contingencies

Stockholders’ equity:
Common stock (US$0.001 par value; 2,000,000,000 shares authorized; 518,831,367 and 518,831,367 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively)	518,831	518,831
Additional paid-in capital	39,905,228	39,905,228
Statutory reserves	1,197	1,197
Retained earnings (Accumulated deficit)	388,860	(31,672)
Accumulated other comprehensive income (loss)	1,479,748	(131,400)
Total Hongchang International Co., Ltd’s stockholders’ equity	42,293,864	40,262,184
Non-controlling interests	1,410,830	815,055
Total equity	43,704,694	41,077,239

Total liabilities and equity	65,883,202	59,538,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
Revenue	4,017,635	46,392	11,332,476	2,848,898
Cost of revenue	(3,298,793)	(15,655)	(9,392,782)	(2,666,993)
Gross profit	718,842	30,737	1,939,694	181,905
Sales and marketing expenses	(1,257)	-	(3,862)	(1,508)
General and administrative expenses	(376,875)	(234,561)	(805,497)	(458,577)
Intangible asset impairment charge	-	(2,837)	-	(2,837)
Total operating expenses	(378,132)	(237,398)	(809,359)	(462,922)
Operating income (loss)	340,710	(206,661)	1,130,335	(281,017)
Interest (expense) income	(17,931)	73	(38,088)	695
Loss on disposal of unconsolidated entities	(182)	-	(18,093)	-
Other income	7,389	-	27,129	1,166
Other expenses	(2,503)	(113,537)	(2,984)	(113,545)
Income (loss) before income taxes	327,483	(320,125)	1,098,299	(392,701)
Income tax benefit (expense)	(23,214)	10,723	(95,841)	16,877
Net income (loss)	304,269	(309,402)	1,002,458	(375,824)

Other comprehensive income (loss) net of tax:
Foreign currency translation difference net of tax	798,273	(1,629,427)	1,624,997	(426,670)
Total comprehensive income (loss)	1,102,542	(1,938,829)	2,627,455	(802,494)
Less: comprehensive income (loss) attributable to non-controlling interest	244,092	(54,995)	595,775	5,863
Comprehensive income (loss) attributable to Hongchang International Co., Ltd’s stockholders	858,450	(1,883,834)	2,031,680	(808,357)

Earnings (Losses) per share:
Common stock - basic and diluted	0.0006	(0.0006)	0.0019	(0.0007)

Weighted average shares outstanding used in calculating basic and diluted loss per share:
Common stock - basic and diluted	518,831,367	518,831,367	518,831,367	518,831,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Ordinary Shares		Additional Paid-in	Statutory	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Hongchang International Co., Ltd stockholder’s	Non- controlling	Total Stockholder’s
	Shares	Amount	Capital	Reserve	Deficit)	income (loss)	equity	interests	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of April 1, 2024	518,831,367	518,831	39,905,228	-	(909,108)	61,013	39,575,964	-	39,575,964
Net loss	-	-	-	-	(381,771)	-	(381,771)	5,947	(375,824)
Foreign currency translation adjustment	-	-	-	-	-	(426,586)	(426,586)	(84)	(426,670)
Appropriation of statutory reserve				1,197	(1,197)
Balance as of December 31, 2024	518,831,367	518,831	39,905,228	1,197	(1,292,076)	(365,573)	38,767,607	5,863	38,773,470

Balance as of April 1, 2025	518,831,367	518,831	39,905,228	1,197	(31,672)	(131,400)	40,262,184	815,055	41,077,239
Net income	-	-	-	-	420,532	-	420,532	581,926	1,002,458
Foreign currency translation adjustment	-	-	-	-	-	1,611,148	1,611,148	13,849	1,624,997
Balance as of December 31, 2025	518,831,367	518,831	39,905,228	1,197	388,860	1,479,748	42,293,864	1,410,830	43,704,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hongchang International Co., Ltd

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31,
	2025	2024
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,002,458	(375,824)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	584,459	68,447
Intangible asset impairment charge	-	2,837
Gain (Loss) on disposal of subsidiary	18,093	(10)
Deferred tax benefit	(20,356)	(16,877)
Changes in operating assets and liabilities:
Accounts receivable	(3,405,886)	(52,484)
Amount due from a related party	-	(38,912)
Inventories	(11,698)	99
Advances to suppliers	177,798	(18,280)
Other receivables	(302,078)	(2,395)
Other current assets	88,205	190,612
Other non-current assets	-	(13,897)
Accounts payable	1,396,004	2,612
Deferred offering cost	(201,988)	-
Accrued expenses and other payables	58,149	(172,266)
Advance from customers	-	258
Deferred subsidies	(24,458)	-
Net cash used in operating activities	(641,298)	(426,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment for acquisition of businesses	-	(567,005)
Purchases of property and equipment	(856,928)	(4,807,365)
Cash disposed on disposal of a subsidiary	-	(131)
Repayments from a third party	-	(5,381)
Net cash used in investing activities	(856,928)	(5,379,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term loans	1,117,491	879,132
Repayments of long-term payables	(390,843)	-
Repayments to related parties	(3,340,725)	(4,487,545)
Proceeds from loans from related parties	4,155,104	8,760,288
Net cash provided by financing activities	1,541,027	5,151,875

Effect of exchange rate changes	24,035	(389)

Net increase (decrease) in cash	66,836	(654,476)
Cash and Restricted cash at beginning of period	710,901	895,074
Cash and Restricted cash at end of period	777,737	240,598
Supplemental disclosure of cash flow information
Interest paid	262,266	246,422
Cash paid for income tax	534	4,635
Interest capitalized	306,584	259,254
Accrued but unpaid interest capitalized in construction-in-progress	44,318	12,832

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

On May 8, 2024, Hongchang Food entered into a shareholder agreement with Fujian Xindefu Agricultural Products Co., Ltd. (“Xindefu”). Pursuant to the agreement, Hongfu Food (Fujian) Co. Ltd. (“Hongfu Food”) was established, with Hongchang Food holding a 51% equity interests in the company. The principal business of Hongfu Food includes hog processing and port product trading. On January 1, 2025, the Company acquired 51% equity interests in Pucheng Green Health Food Co., Ltd. (“Pucheng Green Health Food”). The principal business of Pucheng Green Health Food is meatpacking. Upon the acquisition, Pucheng Green Health Food became a consolidated subsidiary of the Company.

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

	As of
	December 31, 2025	March 31, 2025
US$: RMB exchange rate	6.9949	7.2572

	For the nine months ended December 31
	2025	2024
US$: RMB exchange rate	7.1589	7.1964

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Cash

Cash consists of cash on hand and cash in bank, which are highly liquid and have original maturities of three months or less and are unrestricted as to withdrawal or use. The Group maintains cash with various financial institutions primarily in mainland China. Deposit insurance system in China only insured each depositor at one bank for a maximum of approximately US$71,481. The amount in excess of the insurance as of December 31, 2025 was approximately US$616,751. The Group has not experienced any losses in bank accounts.

Restricted cash

The Company received grants from the Fuzhou Municipal Bureau of Housing Security and Real Estate Administration amounting to US$225,959. Use of the grants are prohibited until the development of Hongchang Food Industrial Park is completed. The grants are deposited in a bank account with the China Construction Bank Corporation (“China Construction Bank”) and are disclosed as restricted cash on the balance sheet.

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

Future minimum undiscounted lease collections from the contracts existed as of December 31, 2025 were as follows:

As of December 31
2026	1,821,673
2027	1,821,673
2028	1,821,673
2029	1,821,673
2030	309,064
Thereafter	3,259,522
Total	10,855,278

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

Capitalized Interest

Interest incurred during and directly related to construction-in-progress is capitalized to the related property under construction during the active construction period, which generally commences when borrowings are used to acquire assets of construction-in-progress and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. All other interest is expensed as incurred. For the nine months ended December 31, 2025 and 2024, the total interest capitalized in the construction-in-progress was US$306,584 and US$259,254, respectively.

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

Impairment of long-lived assets other than goodwill

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the nine months ended December 31, 2025 and 2024 was US$nil and US$2,837, respectively.

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

Financial assets and liabilities of the Group primarily consist of cash, accounts receivable, amounts due from related party, advance to suppliers-related party, other receivables, accounts payables, accounts payables - construction in progress and accrued expenses and other liabilities. As of December 31, 2025 and 2024, the carrying values of these financial assets and liabilities approximated their fair values due to the short-term nature.

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

2.	Service revenue:

●	Rental services: The Group started to generate lease revenue in 2025 from the operating lease of constructed buildings in Hongchang Food Industrial Park to customers. As a lessor, the Group accounts for these leases under ASC 842. Lease revenue is recognized on a straight-line basis over the lease term, with any difference between straight-line revenue and contractual rental receipts recorded as a component of accounts receivable. Revenue recognition is subject to a collectability assessment, considering the creditworthiness of lessees and historical payment patterns. See “Note 2. Summary of Significant Accounting Policies—Lease—from the perspective as a lessor” for more discussion.

Disaggregation of Revenue

Disaggregation of revenue from contracts with clients, in accordance with ASC Topic 606, by major service lines is as follows:

	For the nine months ended December 31,
	2025	2024
REVENUE	US$	US$
Product revenue:
Meat and food product sales	10,104,462	2,848,898

Service revenue:
Rental services	1,228,014	-
Total	11,332,476	2,848,898

Revenue disaggregated by timing of revenue recognition for the nine months ended December 31, 2025 and 2024 is disclosed in the table below:

	For the nine months ended December 31,
	2025	2024
	US$	US$
Point in time:
Meat and food product sales	10,104,462	2,848,898

Over time:
Rental services	1,228,014	-
	11,332,476	2,848,898

The Group also selected to apply the practical expedients allowed under ASC Topic 606 to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. As of December 31, 2025 and 2024, all contracts of the Group were with an original expected duration within one year.

Cost of revenue

Costs of revenue consist primarily of purchase price of products, shipping and handling expenses from suppliers to the Group, and related costs, which are directly attributable to products. Write-down of inventories is also recorded in cost of sales, if any. Shipping and handling costs incurred to transport goods to customers are expensed in the periods incurred and are included in cost of revenue. The Group accounts for shipping and handling expenses as fulfillment costs because shipping and handling activities occur before the customers obtains control of the goods. Shipping and handling expenses amounted to US$nil and US$11,453 for the nine months ended December 31, 2025 and 2024, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of travelling expenses, marketing conference expenses, advertising expenses, and salaries and other compensation-related expenses to sales and marketing personnel. The Group expenses all advertising costs as incurred. Advertising costs amounted to $nil for the nine months ended December 31, 2025 and 2024.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for employees involved in general corporate functions, amortization of land use right, legal and other professional services fees, rental, and other general corporate related expenses.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as deferred subsidies and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred subsidies were $1,983,019 and $1,935,462 as of December 31, 2025 and March 31, 2025, respectively.

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

The Group records liabilities related to uncertain tax positions when, despite the Group’s belief that the Group’s tax return positions are supportable, the Group believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. The Group did not recognize uncertain tax positions for the nine months ended December 31, 2025 and 2024.

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

Comprehensive income

The Group applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Group during a period arising from transactions and other event and circumstances except those resulting from investments by stockholders and distributions to stockholders. For the nine months ended December 31, 2025 and 2024, the Group’s comprehensive income (loss) included net income (loss) and other comprehensive income (loss).

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

Concentration of customers and suppliers

As of December 31, 2025, two major clients accounted for 84% and 13% of the Group’s total accounts receivable, respectively. No credit loss expense has been incurred historically for these clients.

As of March 31, 2025, one major client accounted for 96% of the Group’s total accounts receivable. No credit loss expense has been incurred historically for this client.

For the nine months ended December 31, 2025, one major client accounted for 89% of the Group’s total revenue.

For the nine months ended December 31, 2024, two major clients accounted for 40% and 17% of the Group’s total revenue, respectively.

As of December 31, 2025, one vendor accounted for 97% of the Group’s total account payable. For the nine months ended December 31, 2025, one vendor accounted for 91% of the Group’s total purchases.

As of March 31, 2025, one vendor accounted for 98% of the Group’s total account payable. For the nine months ended December 31, 2024, two vendors accounted for 41% and 26% of the Group’s total purchases, respectively.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Accounts receivable	5,850,090	2,278,878

As of December 31, 2025 and March 31, 2025, the Company had no allowance for expected credit losses for accounts receivable.

4. OTHER RECEIVALBES

Other receivables consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Advanced construction payment	1	-
Receivables from disposal of equity-method investments	528,958	-
Advances to employees	324,311	-
Others	62,343	74,693
	915,613	74,693

Other receivables include short-term advances to employees for business purposes. These advances are unsecured, non-interest bearing, and are expected to be settled within one year.

For the nine months ended December 31, 2025 and 2024, the Company had no allowance for expected credit losses for other receivable.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
VAT recoverable	563,071	649,496
Prepaid Expenses	24,316	4,120
	587,387	653,616

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Office equipment	3,422	3,298
Other machinery and Equipment	18,309	17,647
Buildings	28,789,010	27,526,188
Accumulated depreciation	(948,513)	(407,599)
	27,862,228	27,139,534

Depreciation expenses were US$517,114 and US$3,530 for the nine months ended December 31, 2025 and 2024, respectively.

Phase I of Hongchang Food Industrial Park was complete and reached usable condition in January 2025. The buildings started to depreciate from February 2025.

On February 1, 2025, Hongchang Food entered into a lease contract with Fuqing Yuanchuang Property Management Co., Ltd. to lease out a total of seven buildings in Phase I of Hongchang Food Industrial Park, with the leased area of 46,656.40 square meters from February 1, 2025 to January 31, 2030. As of December 31, 2025, the balance of rental properties was US$28,125,854. Depreciation expenses of US$489,636 for the nine months ended December 31, 2025 were included in cost of revenue.

As of December 31, 2025, the buildings with a carrying value of US$27,513,418 had been pledged as security for bank loans obtained by a related party, Fuqing Xinhongbo Trading Co., Ltd. (“Xinhongbo”).

As of December 31, 2025, the buildings with a carrying value of US$338,127 had been pledged as security for bank loans obtained by Pucheng Green Health Food.

7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Construction in progress	18,166,029	16,832,470

Hongchang Food Industrial Park covers a site area of 108,000 square meters, with a floor area of about 130,000 square meters. The construction of Phase I of Hongchang Food Industrial Park was complete in January 2025. The remaining part is still under construction and the construction is expected to complete by 2026.

8. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Purchased software	3,335	3,214
Less: accumulated amortization	(389)	(402)
Less: impairment allowance	(2,946)	(2,812)
	-	-

Amortization expenses for the purchased software were US$nil and US$45 for the nine months ended December 31, 2025 and 2024, respectively. Impairment charge recorded was US$nil and US$2,837 for the nine months ended December 31, 2025 and 2024, respectively.

9. LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Land use rights	4,586,048	4,420,268
Less: accumulated amortization	(506,441)	(421,701)
	4,079,607	3,998,567

Amortization expenses for the land use rights were US$67,345 and US$64,674 for the nine months ended December 31, 2025 and 2024, respectively. No impairment charge was recorded for the nine months ended December 31, 2025 and 2024, respectively. The land use right has a term of 50 years and will terminate in 2070. The land use right acquired through the acquisition of Pucheng Green Health Food will terminate in 2055.

As of December 31, 2025, the buildings with a carrying value of US$89,214 had been pledged as security for bank loans obtained by Pucheng Green Health Food. If Pucheng Green Health Food fails to repay the bank loans in accordance with their terms, the lending bank may enforce its security interest and satisfy the outstanding indebtedness through a negotiated discounted transfer of the above-mentioned buildings or through the proceeds from an auction or sale. If no agreement is reached, the bank may apply to the relevant court for the auction or sale of the pledged buildings.

	For the fiscal years ending March 31,
	2026*	2027	2028	2029	2030	2031 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	22,449	89,793	89,793	89,793	89,793	3,697,986

*	For the three months ending March 31, 2026

As of December 31, 2025, the land use right with a carrying value of US$1,829,223 had been pledged as security for bank loans obtained by a related party, Xinhongbo.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Other non-current asset –Advanced construction payment	7,254,396	6,992,158
Other non-current asset –Leasehold deposit	14,296	13,780
	7,268,692	7,005,938

Other non-current assets were US$7,268,692 and US$7,005,938 as of December 31, 2025 and March 31, 2025, respectively, which primarily consisted of advanced payment to Sichuan Xiongji for the construction of Hongchang Food Industrial Park. The Group recognizes amounts confirmed based on the completion progress as construction in progress, with any excess allocated to other non-current assets. As these funds are intended to offset subsequent payments for Phase II of the Hongchang Food Industrial Park project, the Group did not recognize any impairment.

11. EQUITY-METHOD INVESTMENTS

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Fujian Hongding Pawnshop Co.	-	527,684

The Group acquired the equity investment in Fujian Hongding Pawnshop Co. (“Hongding Pawnshop”) through the acquisition of Pucheng Green Health Food. Pucheng Green Health Food held 23% interest in Hongding Pawnshop prior to June 2025. Hongding Pawnshop was not consolidated in our consolidated financial statements and was accounted for under the equity method.

In June 2025, Pucheng Green Health Food disposed of all of its 23% interest in Hongding Pawnshop to Xiamen Blue Ocean Bida Technology Co. for RMB3.7 million (approximately US$516,271). Gain on disposal of equity-method investment of US$18,093 was accounted for the nine months ended December 31, 2025.

12. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	As of December 31, 2025 (unaudited)	As of March 31, 2025
	US$	US$
Payroll and welfare payables	117,779	94,004
Value-added tax and other taxes payable	386,530	205,053
Others	425,670	542,732
	929,979	841,789

13. SHORT-TERM LOANS

Short-term loans represent the amounts due to various banks lasting in one year. The outstanding balances on short-term loans as of December 31, 2025 and March 31, 2025 consisted of the following:

	As of December 31, 2025 Balance	As of March 31, 2025	Maturity	Effective Interest
Creditors	(unaudited)	Balance	Date	Rate	Collateral/Guarantee
	US$	US$
Bank of China Limited Nanping Pucheng Sub-branch	857,769	-	October 31, 2026	3.00%	Buildings and Land use rights, Pucheng Green Health Food
					Mr. Zengqiang Lin and
					Ms. Hongyan Zhuang
					Hongchang Food
Total	857,769	-

On October 31, 2025, Pucheng Green Health Food entered into a loan contract with Bank of China Limited Nanping Pucheng Sub-branch, pursuant to which it borrowed RMB6 million (approximately US$0.86 million) to fund its meatpacking business operations. The loan bears a yearly implied interest rate of 3.00%, with Pucheng Green Health Food obligated to make quarterly interest payments and repay the principal in full upon maturity. The loan is scheduled to mature on October 31, 2026.

14. LONG-TERM LOANS

Long-term loans represent the amounts due to various banks and financial lease companies lasting over one year. As of December 31, 2023, the Group had no loans. During 2024, the Group entered into long-term loans contracts with two creditors. The outstanding balances on long-term loans as of December 31, 2025 and March 31, 2025 consisted of the following:

		As of December 31, 2025 Balance	As of March 31, 2025	Maturity	Effective Interest
Creditors		(unaudited)	Balance	Date	Rate	Collateral/Guarantee
		US$	US$
Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd.	1	351,685	2,204,698	January 16, 2034	5.25%	Construction in progress of
	2	280,205	2,480,285			the Hongchang Food
	3	989,294	964,555			Industrial Park, WFOE,
	4	2,261,651	275,587			Mr. Zengqiang Lin,
	5	2,544,714	344,484			Ms. Zhenzhu Lin
Subtotal		6,427,549	6,269,609
Chailease International Finance Co., Ltd. (“Chailease”)		420,991	529,769	October 25, 2027	15.16%	Machines, WFOE,
						Mr. Zengqiang Lin and
						Mr. Huaqiang Lin
Suburban Credit Cooperative of Pucheng Rural Credit Union		285,923	135,038	August 28, 2028	5.20%

Total		7,134,463	6,934,416

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

During the nine months ended December 31, 2025, the Company repaid approximately US$178,519. As of December 31, 2025, the Company had an outstanding balance of US$ 420,991, of which US$196,011 and US$224,980 were classified to current portion and non-current portion, respectively.

The future maturities of long-term loans from Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd. are as follows:

For the years ending March 31,	Principal
Remainder of 2026	$142,962
2027	142,962
2028	274,486
2029	923,532
Thereafter	4,943,607
$6,427,549
less: current portion	$71,481
Non-current portion	$6,356,068

The purposes of these long-term loans are for the construction of Hongchang Food Industrial Park, and the interest of these loans was capitalized in construction-in-progress. Interest capitalized in construction-in-progress was US$306,584 and US$259,254 for the nine months ended December 30, 2025 and 2024, respectively.

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

Income taxes in the PRC consisted of:

	For the nine months ended December 31,
	2025	2024
	US$	US$

Income tax expense	116,195	-
Deferred income tax benefit	(20,354)	(16,877)
Total income tax expense (benefit)	95,841	(16,877)

The Company had an income tax expense of US$95,841 for the nine months ended December 31 2025 and an income tax benefit of US$16,877 for the nine months ended December 31, 2024.

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the nine months ended December 31,
	2025	2024
PRC statutory income tax rates*	25.00%	25.00%
Non-deductible expenses	0.05%	0.00%
Preferential tax rate reduction	(25.63)%	(1.39)%
Change in valuation allowance	9.30%	(19.31)%
Actual income tax rate	8.72%	4.30%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consisted of the following:

	As of
	December 31, 2025	March 31, 2025
	US$	US$
Land use right amortization	$111,812	91,714
Appraisal appreciation	12,483	12,503
Net operating losses carried forward in the PRC	20,004	15,931
Net operating losses carried forward in the U.S.	332,185	221,318
Totals	476,484	341,466
Less: Valuation allowance	(352,189)	(237,249)
Deferred tax assets, net	124,295	104,217

17. RELTED PARTY TRANSACTIONS

(a)	Related parties

The principal related parties with which the Group had transactions during the years presented are as follows:

Names of related parties	Relationship with The Group
Zengqiang Lin	The principal stockholder and director of the Company
Xinhongbo	An entity controlled by the principal stockholder of the Company
Zhenzhu Lin	The principal stockholder of the Company
Xindefu	Non-controlling shareholder of Hongfu Food
Xiuhua Zhou	Owner of Xindefu
Fujian Xiangbing Logistics Co., Ltd. (“Xiangbing”)	Common controller with Xindefu
Huaqiang Lin	Father of Zengqiang Lin

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the nine months ended December 31, 2025 and 2024:

	For the nine months ended
	December 31,
	2025	2024
	US$	US$
Loans from related parties:
-Zhenzhu Lin	48,978	1,683,718
-Zengqiang Lin	4,106,125	5,519,563
-Xiuhua Zhou	-	1,557,007
	4,155,103	8,760,288

Repayments to related parties:
-Zhenzhu Lin	(44,742)	(1,644,203)
-Zengqiang Lin	(3,295,983)	(1,286,335)
-Xiuhua Zhou	-	(1,557,007)
	(3,340,725)	(4,487,545)

Sales of goods:
-Xindefu	-	1,576

Procurement of goods:
-Xindefu	-	229,453

Procurement of service:
-Xindefu	-	272,647
-Xiangbing	-	112,236

(c)	The Group had the following related party balances as of December 31, 2025 and March 31, 2025:

	As of December 31, 2025	As of March 31, 2025
	US$	US$
Amounts due to related parties:
-Zhenzhu Lin– current portion	48,431	42,500
-Zengqiang Lin	3,645,518	3,513,737
-Zengqiang Lin – current portion	3,786,771	2,907,575
	7,480,720	6,463,812

All balances with the related parties as of December 31, 2025 and March 31, 2025 were unsecured and interest-free and had no fixed terms of repayments.

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

On January 25, 2025, Hongchang Supply Chain entered into an interest-free loan agreement with Huaqiang Lin to obtain aggregate maximum loans of up to US$0.7 million for the period from January 25, 2025 to January 25, 2028. As of December 31, 2025, the loan was repaid.

On January 26, 2025, Hongchang Food entered into a mortgage contract with Fujian Fuqing Huitong Rural Commercial Bank Co., Ltd., pledging the buildings and land use right as collateral to secure the loans obtained by Xinhongbo. As of December 31, 2025, the carrying value of the buildings was US$28,125,854, and the carrying value of the land use right was US$1,829,223.

18. COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Group had entered into several contracts for construction of Hongchang Food Industrial Park and the improvement of industrial buildings. Total outstanding commitments under these contracts were US$4,004,417 and US$3,859,662 as of December 31, 2025 and March 31, 2025, respectively. The Group expected to pay off all the balances within one to three years.

19. SUBSEQUENT EVENTS

Management has reviewed the Group’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2025 through the date the release of the unaudited condensed consolidated financial statements contained in this quarterly report on From 10-Q were issued. Based on such evaluation, there were no additional subsequent event disclosures or financial statement impacts related to events occurring after December 31, 2025 that warranted adjustment to or disclosure in these unaudited condensed consolidated financial statement.

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

Results of Operations

Discussion and Analysis of Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

The following chart provides a summary of our results of operations for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025	2024
Revenue	$4,017,635	$46,392
Cost of revenue	(3,298,793)	(15,655)
Gross profit	718,842	30,737
Total operating expenses	(378,132)	(237,398)
Income (loss) from operations	340,710	(206,661)
Total other expenses	(13,227)	(113,464)
Income (loss) before income taxes	327,483	(320,125)
Income tax (expense) benefit	(23,214)	10,723
Net income (loss)	$304,269	$(309,402)
Basic net income (loss) per share	$0.0006	$(0.0006)

Revenue

Our PRC subsidiaries generate revenue mainly from meat and food product sales, sales and installation of support infrastructure for Hongchang Food Industrial Park, and provision of rental services.

The following table sets forth the breakdown of our revenue by category, both in absolute amount and as a percentage of total revenue for each category for the periods indicated:

	For the three months ended December 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	3,602,132	90	46,392	100
Services – Rental services	415,503	10	-	-
Total	4,017,635	100	46,392	100

Our PRC subsidiaries generated revenue of US$4,017,635 for the three months ended December 31, 2025, as compared to US$46,392 for the same period of 2024. The increase of 8,560% for the three months ended December 31, 2025 was mainly because: (i) meat product sales revenue of US$3,602,132 from a new subsidiary, Pucheng Green Health Food and (ii) rental revenue from the lease contracts of Phrase I of Hongchang Food Industrial Park.

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

Cost of revenue was US$3,298,793 for the three months ended December 31, 2025, which is a 20,972% increase as compared to US$15,655 for the same period of 2024, due to the sales increase of Pucheng Green Health Food and rental cost of buildings in Hongchang Food Industrial Park. The following table sets forth the breakdown of our cost of revenue by category, both in absolute amount and as a percentage of the cost of revenue, for the periods indicated:

	For the three months ended December 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	3,076,082	93	15,655	100
Services – Rental services	222,711	7	-	-
Total	3,298,793	100	15,655	100

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

Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. We had gross profit of US$718,842 and gross profit of US$30,737 for the three months ended December 31, 2025 and 2024, which represented gross margin of 18% and 66%, respectively. The following table sets forth our gross profit/loss by category for the periods indicated:

	For the three months ended December 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	526,050	73	30,737	100
Services – Rental services	192,792	27	-	-
Total	718,842	100	30,737	100

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

We incurred selling expenses of US$1,257 and US$nil for the three months ended December 31, 2025 and 2024, respectively, mainly due to the increase in sales activities from a new subsidiary, Pucheng Green Health Food.

General and administrative expenses

We incurred general and administrative expenses of US$376,875 for the three months ended December 31, 2025, as compared to US$234,561 in the same period of 2024. The increase in management expenses was mainly due to the agency fees (approximately US$270,289) occurred in the fourth quarter in 2025.

Income tax expenses

We incurred income tax expenses of US$23,214 for the three months ended December 31, 2025, and incurred income tax benefits of US$10,723 in the same period of 2024.

Net income (loss)

As a result of the foregoing, we reported net income of US$304,269 for the three months ended December 31, 2025 and a net loss of US$309,402 for the same period of 2024.

Discussion and Analysis of Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024

The following chart provides a summary of our results of operations for the nine months ended December 31, 2025 and 2024:

	For the nine months ended December 31,
	2025	2024
Revenue	$11,332,476	$2,848,898
Cost of revenue	(9,392,782)	(2,666,993)
Gross profit	1,939,694	181,905
Total operating expenses	(809,359)	(462,922)
Income (loss) from operations	1,130,335	(281,017)
Total other expenses	(32,036)	(111,684)
Income (loss) before income taxes	1,098,299	(392,701)
Income tax (expense) benefit	(95,841)	16,877
Net income (loss)	$1,002,458	$(375,824)
Basic net earning (loss) per share	$0.0019	$(0.0007)

Revenue

Our PRC subsidiaries generate revenue mainly from meat and food product sales, sales and installation of support infrastructure for Hongchang Food Industrial Park, and provision of rental services.

The following table sets forth the breakdown of our revenue by category, both in absolute amount and as a percentage of total revenue for each category for the periods indicated:

	For the nine months ended December 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	10,104,462	89	2,848,898	100
Services – Rental services	1,228,014	11	-	-
Total	11,332,476	100	2,848,898	100

The PRC subsidiaries generated revenue of US$11,332,476 for the nine months ended December 31, 2025, as compared to US$2,848,898 for the same period of 2024. The increase of 298% for the nine months ended December 31, 2025 was mainly because of: (i) meat product sales revenue of US$10,104,462 from a new subsidiary, Pucheng Green Health Food and (ii) rental revenue from the lease contracts of Phrase I of Hongchang Food Industrial Park.

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

	For the nine months ended December 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	8,743,153	93	2,666,993	100
Services – Rental services	649,629	7	-	-
Total	9,392,782	100	2,666,993	100

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

Gross margin is a measure used by management to indicate whether we are selling products at an appropriate gross profit. Our gross margin is influenced by product prices, product combinations, availability, and discounts, as some products typically offer higher gross profit margins, as well as the impact of our product costs, which may vary. At present, we offer competitive prices to attract and retain customers. In the future, as we grow, we plan to launch diversified products and competitive services to increase market share. We regularly evaluate the profitability of our products. As our business activities started in 2023 and we are still in the early stages, we had gross profit of US$1,939,694 and gross profit of US$181,905 for the nine months ended December 31, 2025 and 2024, which represented gross margin of 17% and 6%, respectively. The following table sets forth our gross profit/loss by category for the periods indicated:

	For the nine months ended December 31,
	2025		2024
	US$	%	US$	%

Product sales – Meat products	1,361,309	70	181,905	100
Services – Rental services	578,385	30	-	-
Total	1,939,694	100	181,905	100

Operating expenses

Our operating expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses

We incurred selling expenses of US$3,862 and US$1,508 for the nine months ended December 31, 2025 and 2024, respectively, mainly due to the increase in sales activities from a new subsidiary, Pucheng Green Health Food.

General and administrative expenses

We incurred general and administrative expenses of US$805,497 for the nine months ended December 31, 2025, as compared to US$458,577 in the same period of 2024. The increase in management expenses was mainly due to the agency fees (approximately US$527,950) occurred in 2025.

Income tax expenses

We incurred income tax expenses of US$95,841 for the nine months ended December 31, 2025, and incurred income tax benefits of US$16,877 in the same period of 2024.

Net income (loss)

As a result of the foregoing, we reported net income of US$1,002,458 for the nine months ended December 31, 2025, and a net loss of US$375,824 for the same period of 2024.

Liquidity and Capital Resources

The following chart provides a summary of our key balance sheet items as of December 31, 2025 and March 31, 2025, and should be read in conjunction with the financial statements, and notes thereto, included with this report.

	As of December 31, 2025	As of March 31, 2025
Cash and cash equivalents	$551,778	$493,201
Restricted cash	$225,959	$217,700
Accounts receivable	$5,850,090	$2,278,878
Other receivables	$915,613	$74,693
Other current assets	$587,387	$653,616
Total current assets	$8,180,363	$3,929,683
Construction-in-progress	$18,166,029	$16,832,470
Land use rights, net	$4,079,607	$3,998,567
Total assets	$65,883,202	$59,538,093
Accounts payable-construction in progress	$15,803	$13,639
Total current liabilities	$9,679,701	$6,447,590
Long-term loans	$6,866,971	$6,556,390
Amounts due to a related party	$3,645,518	$3,513,737
Total non-current liabilities	$12,498,807	$12,013,264
Total liabilities	$22,178,508	$18,460,854
Total stockholders’ (deficit) equity	$43,704,694	$41,077,239

As of December 31, 2025, we had US$777,737 in cash, compared to US$710,901 as of March 31, 2025. The increase in cash was mainly due to (i) loans from banks in 2025 and (ii) loans from related parties.

As of December 31, 2025, our construction in progress balance amounted to approximately US$18,166,029, as compared to US$16,832,470 as of March 31, 2025. This reflected our continuous investment and progress of the construction schedule in Hongchang Food Industrial Park.

Capital Expenditure Commitment as of December 31, 2025

As of December 31, 2025, the Company had entered into several contracts for construction of Hongchang Food Industrial Park and the improvement of the processing factory buildings. Total outstanding commitments under these contracts were US$4,004,417 and US$3,859,662 as of December 31, 2025 and March 31, 2025, respectively. The Company expected to pay off all the balances within one to three years.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025 and March 31, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	For the nine months ended December 31,
	2025	2024
	US$	US$
Net cash used in operating activities	$(641,298)	$(426,080)
Net cash used in investing activities	$(856,928)	$(5,379,882)
Net cash provided by financing activities	$1,541,027	$5,151,875
Effect of foreign exchange on cash	$24,035	$(389)
Net increase (decrease) in cash	$66,836	$(654,476)
Cash and restricted cash at the beginning of the period	$710,901	$895,074
Cash and restricted cash at the end of the period	$777,737	$240,598

Operating activities

Net cash used in operating activities for the nine months ended December 31, 2025 was US$641,298, which primarily reflected our net income of US$1,002,458, as mainly adjusted for amortization of US$584,459, and adjustment for changes in working capital, primarily consisting of (i) an increase in accounts payable of US$1,396,004, (ii) a decrease in advances to suppliers of US$177,798, and (iii) a decrease in other current assets of US$88,205, offset by (i) an increase in accounts receivable of US$3,405,886, (ii) an increase in other receivable of US$302,078, and (iii) an increase in deferred offering cost of US$201,988.

Net cash used in operating activities for the nine months ended December 31, 2024 was US$426,080, which primarily reflected our net loss of US$375,824, as mainly adjusted for amortization of US$68,447, and adjustment for changes in working capital, primarily consisting of a decrease in other current assets of US$190,612, offset by (i) a decrease in accrued expenses and other payables of US$172,266, and (ii) an increase in accounts receivable of US$52,484.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2025 was US$856,928, mainly attributable to purchases of property and equipment. Net cash used in investing activities for the nine months ended December 31, 2024 was US$5,379,882, mainly attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2025 was US$1,541,027, primarily due to loans from related parties and banks.

Net cash provided by financing activities for the nine months ended December 31, 2024 was US$5,151,875, primarily due to loans from related parties and banks.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. – EXHIBITS

Exhibit	Exhibit Description
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Transition Report on Form 10-K, filed with the Securities and Exchange Commission on August 11, 2025)
3.2	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on July 6, 2018)
3.3	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2018)
3.4	Certificate of Amendment (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 14, 2018)
3.5	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 21, 2023)
3.6	Third Amended and Restated Bylaws of Hongchang International Co., Ltd effective as of November 23, 2023 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 24, 2023)
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Transition Report on Form 10-K, filed with the Securities and Exchange Commission on August 11, 2025)
10.1*	Loan Agreement dated October 30, 2025 by and between Pucheng Green Health Food and Bank of China Co., Ltd., Nanping Pucheng Branch
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hongchang International Co., Ltd

Dated: February 13, 2026	By:	/s/ Zengqiang Lin
	Name:	Zengqiang Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)